Form 10QSB
period 2000-09-30
VILLAGEEDOCS INC
filed 2000-12-20
CIK 1122099

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2000

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from______, 19__, to_____, 19__.

                            Commission File Number
                           CUSIP NUMBER 927118 10 9

                              VILLAGEEDOCS, INC.
                              -----------------

              California                               33-0668917
  ------------------------------------    -------------------------------------
    (State or Other Jurisdiction of       I.R.S. Employer Identification Number
    Incorporation or Organization)



14471 Chambers Road, Suite 105, Tustin, California                92780
--------------------------------------------------            ---------------
     (Address of principal executive offices)                   (Zip Code)


Registrant's telephone number, including area code: (714) 734-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

              _____ YES                X  NO
                                      ---


There were 13,814,459 shares of the Registrant's common stock as of September 30, 2000.

Transitional Small Business Format (check one) Yes  X  No ___
                                                   ---

                              VillageEdocs, Inc.
  __________________________________________________________________________






                        PART I - FINANCIAL INFORMATION

                         ITEM 1 - FINANCIAL STATEMENTS

                              VillageEdocs, Inc.
  __________________________________________________________________________








                             Financial Statements

                              VillageEdocs, Inc.

                 Nine Months Ended September 30, 2000 and 1999
                                  (Unaudited)

                              VillageEdocs, Inc.
  __________________________________________________________________________








                              VillageEdocs, Inc.

                             Financial Statements

            Three and Nine Months Ended September 30, 2000 and 1999
                                   (Unaudited)


                                    Contents

Financial Statements:

      Balance Sheet for September 30, 2000 (Unaudited)..........................

      Statements of Operations for the three and nine months ended
       September 30, 2000 and 1999 (Unaudited)..................................

      Statements of Cash Flows for the nine months ended
       September 30, 2000 and 1999 (Unaudited)..................................

      Notes to Financial Statements.............................................

                               VillageEdocs, Inc.

                                  Balance Sheet
                                   (unaudited)
________________________________________________________________________________


                                                    September 30, 2000

ASSETS
Current Assets:
  Cash                                                     $   173,459
  Accounts receivable, net                                     141,327
  Other current assets                                           9,263
                                                           -----------
    Total current assets                                       324,049
                                                           -----------
  Property and Equipment, net                                  329,668
  Other assets                                                  20,873
                                                           -----------
    Total Assets                                           $   674,590
                                                           ===========
LIABILITIES and STOCKHOLDERS' EQUITY
Current Liabilities:
  Current portion of capital lease obligations             $   121,221
  Accounts payable                                             216,564
  Accrued expenses                                             120,907
                                                           -----------
    Total current liabilities                                  458,692

Capital lease obligations, net of current portion              110,436
Convertible notes payable, net of discount                     540,213
                                                           -----------
    Total liabilities                                        1,109,341

Stockholders' Equity (Deficit):
  Common stock, no par value:
     Authorized - 40,000,000 shares
      Issued and outstanding - 13,814,459                    4,763,331
   Warrants                                                    219,272
   Additional paid-in capital                                  766,419
   Accumulated deficit                                      (6,183,773)
                                                           -----------
    Total stockholders' equity (deficit)                      (434,751)
                                                           -----------
      Total liabilities and stockholders' equity           $   674,590
                                                           ===========

The accompanying notes to financial statements are an integral part of this balance sheet.

                              VillageEdocs, Inc.

                           Statements of Operations
                                  (unaudited)

------------------------------------------------------------------------------

                                                                Three months ended                     Nine months Ended
                                                           September 30,      September 30,      September 30,      September 30,
                                                                2000              1999               2000              1999
                                                           ------------       ------------       ------------       ------------
Net Sales                                                  $    175,678       $     29,140       $    305,378       $     52,004

Cost of Sales                                                   314,590             31,106            642,261            129,171
                                                           ------------       ------------       ------------       ------------
     Gross Margin                                              (138,912)            (1,966)          (336,883)           (77,167)
                                                           ------------       ------------       ------------       ------------
Operating Expenses:
    Product and technology development                           89,349            105,109            273,210            258,101
    Sales and marketing                                         180,632             70,867            473,069            176,847
    General and administrative expenses                         143,045             61,122            461,618            919,845
    Depreciation                                                 23,936              5,842             53,147             28,757
                                                           ------------       ------------       ------------       ------------
      Total operating expenses                                  436,962            242,940          1,261,044          1,383,550

Loss from operations                                           (575,874)          (244,906)        (1,597,927)        (1,460,717)

Interest expense, net                                            23,019             (9,592)            46,338             28,840
                                                           ------------       ------------       ------------       ------------
       Income before provision for income taxes                (598,893)          (235,314)        (1,644,265)        (1,489,557)

Provision for income taxes                                                             800                800                800
                                                           ------------       ------------       ------------       ------------
        Net loss                                           $   (598,893)      $   (236,114)      $ (1,645,065)      $ (1,490,357)
                                                           ============       ============       ============       ============

Basic and fully diluted loss per share                     $       (.04)      $       (.02)      $       (.12)      $       (.13)
Weighted average number of shares                            13,655,646         12,681,115         13,560,428         11,866,157

The accompanying notes to financial statements are an integral part of these statements.

                              VillageEdocs, Inc.

                           Statements of Cash Flows
                                  (unaudited)

--------------------------------------------------------------------------------

                                                                                  Nine Months Ended
                                                                             September 30,        September 30,
                                                                                 2000                 1999
                                                                            --------------       --------------
    Cash Flows from Operating Activities:
      Net loss                                                               $(1,645,065)         $(1,490,357)
      Adjustments to reconcile net loss to net cash
         used in operating activities:
            Depreciation                                                          53,147               28,757
            Amortization of discount on convertible notes payable                  5,048
            Provision for loss on doubtful accounts receivable                     5,000
            Issuance of common stock as payment for services                      78,378                5,000
            Issuance of stock options with exercise prices less
               Than fair value at grant date                                      11,250              745,731
            Stock warrants issued as compensation                                                      88,702

          Changes in operating assets and liabilities:

             Accounts receivable                                                 (99,661)             (11,664)
             Other assets                                                        (14,245)             (20,302)
             Accounts payable                                                     28,013              (53,750)
             Accrued expenses                                                     53,048             (126,346)
                                                                             -----------          -----------
                Net cash used in operating activities                         (1,525,087)            (834,229)

      Cash Flows from Investing Activities:
          Purchases of property and equipment                                    (28,147)             (10,323)

      Cash Flows from Financing Activities:
          Proceeds from notes payable
          Principal payments on notes payable                                                         (37,500)
          Proceeds from stockholder loans                                                             230,000
          Proceeds from convertible notes payable
          Proceeds from sale of common stock, net of offering costs              527,500            2,254,213
          Exercise of warrants                                                     2,906
          Principal payments on capital leases                                   (62,819)
                                                                             -----------          -----------
          Net cash provided by financing activities                              467,587            2,446,713
                                                                             -----------          -----------
          Net increase/(decrease) in cash                                     (1,085,647)           1,602,161

          Cash, beginning of period                                            1,259,106               41,721
                                                                             -----------          -----------
          Cash, end of period                                                $   173,459          $ 1,643,882
                                                                             ===========          ===========

The accompanying notes to financial statements are an integral part of the statements.

                              VillageEdocs, Inc.
        Notes to Financial Statements - September 30, 2000 (unaudited)
 ______________________________________________________________________________



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1.   Background and Organization
          ---------------------------

     VillageEDOCS,.Inc. (the "Company"), formerly known as VillageFax.com,Inc. and SoftTek Technologies, Inc., was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company develops and markets Internet-enabled fax services to organizations throughout the United States and internationally.

     2.   Going Concern
          -------------

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and has incurred significant losses from operations in each year since inception (1995). The Company's losses are continuing and are expected to continue until such time as the Company is able to successfully establish, operate and sufficiently expand its internet-enabled fax services. There can be no assurance that the Company will achieve and maintain profitable operations. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.

     The Company's success is dependent upon numerous items, certain of which are the successful implementation and marketing of its internet-enabled fax services, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company's current and future cost structure, and its success in obtaining financing for equipment and operations, for which there is no assurance. Unanticipated problems,expenses, and delays are frequently encountered in establishing a new business. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect upon the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can or will ever operate profitably.

The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

Until sufficient revenue levels are achieved, the Company will require additional financing to support its operations. Such sources of financing could include capital infusions, additional equity financing or debt offerings. Management plans to obtain equity and debt financing from existing shareholders during the year 2000, and equity financing from new shareholders during the year 2001. Management is actively pursuing both of these financings. If the planned financings are obtained, the Company will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

3.   Summary of Significant Accounting Policies
     ------------------------------------------

     a.  Concentration of Credit Risk
         ----------------------------

     The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.

     b.   Use of Estimates in the Preparation of Financial Statements
          -----------------------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

     c.   Property and Equipment
          ----------------------

     Property and equipment, consisting primarily of computer equipment, software, and furniture, are stated at cost and are depreciated or amortized using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred. The Company leases certain of its computer equipment and software under capitalized and operating lease arrangements.

     The Company assesses the recoverability of property and equipment by determining whether the depreciation and amortization amounts can be recovered through projected undiscounted cash flows. The amount of impairment, if any, is measured based on fair value and is charged to operations in the period in which impairment is determined by management.

     At September 30, 2000, management has determined that there is no impairment of property and equipment.

d.   Revenue Recognition
     -------------------

     The Company provides internet-enabled fax services to businesses and charges for these services on a per page faxed basis. These service revenues are recognized in the month such services are performed; clients are then invoiced for these monthly services shortly after the end of the month.

     e.   Product and Technology Development
          ----------------------------------

     Product and technology development expense includes personnel costs relating to developing the features, content and functionality of the Company's internet-enabled fax services and Web site. Product and technology costs are expensed as incurred.

     f.   Advertising
          -----------

     The Company expenses all advertising costs as incurred. There were no advertising costs incurred during the nine months ended September 30, 2000 nor the nine months ended September 30, 1999.

     g.   Income Taxes
          ------------

     The Company accounts for income taxes in accordance with the liability method for financial accounting and reporting purposes. Under this method, deferred tax assets and liabilities are determined based on differences between the financial reporting and the tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the Company will not realize tax assets through future operations.

     h.   Stock Based Compensation
          ------------------------

     The Company has elected to follow the intrinsic method of recognizing employee stock-based compensation. Under this method, compensation expense is recorded only to the extent that the exercise price of stock options granted exceeds the fair market value (FMV) of the Company's stock at the date of grant.

     i.   Unaudited interim financial statements
          --------------------------------------

     The accompanying financial information as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999, respectively, is unaudited. In the opinion of management, the balance sheet as of September 30, 2000, the statements of operations for the three and nine months ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000 and 1999, present fairly the financial position of VillageEDOCS as of September 30, 2000, and the results of its operations the the three and nine months ended September 30, 2000 and 1999, and cash flows for the nine month periods ended September 30, 2000 and 1999. All adjustments consisting only of normal recurring adjustments have been made.

     k. Fair Value of Financial Instruments
        -----------------------------------

     The Company's balance sheets include the following financial instruments: cash, accounts receivable and notes payable. The Company considers the carrying amounts in the financial statements to approximate fair value for cash and accounts receivable because of the relatively short period of time between origination and their expected realization. The carrying value of notes payable approximates fair value as the notes bear interest at rates currently available to the Company.

4.   Property and Equipment
     ----------------------

Property and equipment consist of the following as of:

                                            September 30, 2000

                                                 (unaudited)

    Computer equipment                              $ 143,859

    Furniture and equipment                            48,072

    Equipment and software under capital leases       312,149
                                                    ---------
                                                      504,080

    Less-- accumulated depreciation                  (174,412)
                                                    ---------

                                                    $ 329,668

                                                    =========

Depreciation expense for the nine months ended September 30, 2000 was $53,147.

5. Convertible Notes Payable
   -------------------------

In 1997, the Company borrowed $50,000 from a stockholder, bearing interest at 10 percent per annum. The Company did not make any payments on this loan. In June 1999, the note plus accrued interest were exchanged for a convertible note in the amount of $61,570, bearing interest at 10 percent per annum. The note and accrued interest are due at the earlier of one of three events: 1) acquisition of controlling interest in the Company by a third party; 2) June 30, 2002; or 3) the Company achieves equity financing of a minimum of $6,000,000. The stockholder has the option to convert the note plus accrued interest into common stock at $2.50 per share. As an incentive to extend the terms of the note, the Company granted warrants to purchase 49,256 shares of the Company's common stock at $2.50 per share. The Company allocated $20,192 to the value of the warrants using a pro-rata allocation calculation based on fair values and recorded the offsetting amount as a discount on notes payable, which will be amortized over three years.

Beginning in September 1998, the Company borrowed operating funds from two stockholders, bearing interest at 10 percent per annum. In May and June 1999, the related notes, which totaled $470,000 plus accrued interest, were exchanged for two convertible notes in the amounts of $244,245 and $246,177, bearing interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) May 31, 2002 and June 30, 2002, respectively;
2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $6,000,000.

Total interest expense recognized on all the original and convertible notes was $41,399 and $00,000 for the nine months ended September 30, 2000 and 1999, respectively. All interest on the convertible notes is accrued as of September 30,2000 and is included in accrued liabilities on the accompanying balance sheet.

In April 1998, the Company issued convertible notes payable in the amount of $450,292, bearing interest at 10 percent per annum and an original maturity date of September 1998. Upon issuance, the noteholders received three shares of common stock for every dollar loaned (totaling 1,350,876 shares). The Company allocated $168,560 to the value of the shares using a pro-rata allocation computation based on fair values, with the offsetting amount being recorded as a debt discount and amortized in full as additional interest expense through the original maturity date of September 30, 1998. In addition, the notes were convertible into shares of common stock for every dollar at an exercise price of $0.30 per share. The maturity date of the notes was extended to June 1999 and the Company offered noteholders certain choices including: 1) convert the principal and accrued interest to shares of common stock at $0.30 per share; or
2) convert the principal and accrued interest to common stock at $2.50 per share and receive 7.334 warrants to purchase common stock at $.01 per share, for each share converted. Either alternative results in the same number of shares issued to noteholders after the exercise of the warrants. Notes totaling $450,292 plus accrued interest of $52,606 were converted to common stock in June 1999. The number of shares of common stock that were issued at $0.30 per share was 937,751. The number of shares of common stock that were issued at $2.50 per share was 89,750 and the number of warrants that were issued was 658,877. The Company allocated $305,327 to common stock and $197,571 to warrants. The value allocated to the warrants was based on the relative fair values of the warrants and common stock.

6. Stockholders' Equity (Deficit)
   ------------------------------

     a.   Common Stock Issuances
          ----------------------

     In 1995, the Company committed to issue 5,100,000 shares of its common stock to its founder, which was issued in 1997. The Company's founder agreed to contribute back to the Company 2,525,000 shares and subsequently contributed back to the Company 2,165,511 shares in 1997 and 359,489 shares in 1998.

     During the year ended December 31, 1997, the Company subscribed 1,276,094 shares of its common stock for services rendered. These shares were issued during the year ended December 31, 1998. During the year ended December 31, 1998, the Company issued 510,000 shares of its common stock for $102,000 in cash. In addition, the Company issued 1,350,876 shares of its common stock in connection with convertible notes.

     During the year ended December 31, 1999, these notes were converted to common stock; 1,017,501 shares were issued upon the conversion (see Note 6).

     During the year ended December 31, 1999, the Company completed the sale of 946,628 shares of its common stock at $2.50 per share. Net cash proceeds were $2,254,213 after cash offering costs of $112,357. Additional costs of services related to the offering were paid with the issuance of 47,809 shares of common stock valued at $119,523.

     During the year ended December 31, 1999, the Company issued 18,014 shares of stock valued at $45,035 as payment for consulting services, and 1,000 shares valued at $2,500 as payment on a note payable.

     In June 1999, the shareholders approved an increase in the number of authorized common shares of the Company to 40,000,000.

     During the nine months ended September 30, 2000 (unaudited), the Company issued 290,644 shares of common stock in connection with the exercise of warrants.

     During the nine months ended September 30, 2000 (unaudited), the Company issued 31,351 shares of common stock valued at $ 78,378 as payment for consulting services.

     During the nine months ended September 30, 2000 (unaudited), the Company issued 211,000 shares of common stock at $2.50 per share for $527,500 in cash.

     b.   Stock Options
          -------------

     During 1997, the Board of Directors of the Company adopted a stock option plan (the "Plan") that authorizes the issuance of options to acquire up to 5,000,000 shares of common stock to employees and certain outside consultants. The Plan allows for the issuance of either non-qualified or incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.

Stock option activity for the nine months ended September 30, 2000 (unaudited) and the years ended December 31, 1999 and 1998, is as follows:

                                                     Number        Price per
                                                   of Options        Share
                                                  -----------     ------------
     Outstanding at December 31, 1997                1,274,063    $0.20 - 0.25
       Granted                                         899,730     0.20 - 0.25
       Canceled                                        (60,000)          (0.25)
       Exercised                                             -               -

                                                     ---------    ------------
     Outstanding at December 31, 1998                2,113,793     0.20 - 0.25
       Granted                                       1,218,318     0.25 - 2.50
       Canceled                                       (120,000)          (0.25)
       Exercised                                             -               -
                                                     ---------    ------------
     Outstanding at December 31, 1999                3,212,111     0.20 - 2.50
      Granted   (unaudited)                            664,609            2.50
      Canceled  (unaudited)                           (415,000)    2.25 - 2.50
      Exercised (unaudited)                                  -               -
                                                     ---------    ------------
     Outstanding at September 30, 2000 (unaudited)   3,461,720    $0.20 - 2.50
                                                     =========    ============
     Exercisable at December 31, 1999                1,460,274    $0.20 - 0.25
                                                     =========    ============
     Exercisable at September 30, 2000 (unaudited)   1,967,978    $0.20 - 2.50
                                                     =========    ============

Under the Plan, the exercise price of each option shall not be less than 85 percent of FMV on the date the option is granted. During the year ended December 31, 1999, stock options to purchase 252,837 shares at $0.50 were granted to non-employee consultants. These options vested one year from the date granted. Compensation expense equal to the fair value of the services provided of $510,731 was recorded in the year ended December 31, 1999, and is included in General and administrative expenses in the accompanying statements of operations.

Stock options to purchase 50,000 shares at $1.00, 100,000 shares at $2.125, and 100,000 shares at $0.25 were issued to employees during the year ended December 31, 1999. The difference between the fair value of the Company's stock at date of grant and the exercise price is expensed ratably over the vesting period. The options to purchase shares at $0.25 vested immediately, and the options to purchase shares at $1.00 and $2.125 vest over five years. Compensation expense of $243,125 was recorded for the year ended December 31, 1999 and is included in operating expenses in the accompanying statements of operations. Deferred compensation related to the unvested options totaled $94,375 and is included in additional paid-in capital in the accompanying balance sheet at September 30, 2000.
The options for the 252,837 shares to non-employees were granted outside the1997 Plan. The options issued to employees for 50,000 shares at $1.00 and100,000 shares at $0.25 were also granted outside the 1997 Plan. All other stock options that were granted in 1999 and all that were granted in the nine months ended September 30, 2000 were at or above FMV of the underlying common stock at the date of grant and vest over a five-year period. At September 30, 2000, the weighted average remaining contractual life of outstanding stock options is approximately nine years.

During 1999, warrants to purchase 162,070 shares of common stock and stock options to purchase 35,481 shares of common stock were issued to employees in lieu of $88,702 in deferred compensation. The warrants and stock options vested immediately and have exercise prices of $0.01 and $2.50, respectively.

     c.   Pro Forma Information
          ---------------------

     The following table presents pro forma disclosure of net income as if the estimated fair value of stock options granted is recorded as compensation expense on a straight-line basis over the vesting period. Adjustments are made for options forfeited prior to vesting.

                                September 30, 2000
                                ------------------
                                    (unaudited)

          As reported              $(1,645,065)
          Pro forma                $(1,645,065)
          Pro forma per share      $     (0.12)

     The fair values of options granted in 1999 and 1998 were estimated at the date of grant using the Black Scholes option pricing model with the following weighted average assumptions:

                                                   1999           1998
                                                 --------       --------
          Risk free interest rate                   5.5%          6.2%

          Dividend yield                            0.0%          0.0%

          Volatility factor                         0.0%          0.0%

          Expected life                            5 years       3 years

     The minimum value method was used to calculate the fair value of the options with an exercise price equal to the FMV at grant date. The Black Scholes option valuation method was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

7. Income Taxes
   ------------

As the Company incurred net operating losses through September 30, 2000, the provision for income taxes for the periods presented consists of minimum state taxes only. At December 31, 1999 the Company had approximately $4,233,234 of federal and state net operating loss carryforwards for tax reporting purposes available to offset future taxable income; federal and state carryforwards expire in 2019 and 2007, respectively. Under the Tax Reform Act of 1986, the amounts of and benefits from net operating losses carried forward may be impaired or limited in certain circumstances. Events which may cause limitations in the amount of net operating losses that the Company may utilize in any one year include, but are not limited to, a cumulative ownership change of more than 50 percent over a three year period. At December 31, 1999, the effect of such limitation, if imposed, has not been determined.
Deferred tax assets, consist primarily of the tax effect of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability.The tax effects that generated the deferred tax assets at December 31, 1999 and September 30, 2000 (unaudited) are presented below:


                                     (unaudited)
                                 September 30, 2000          1999         1998
                                ------------------------------------------------
Deferred tax assets:
  Net operating loss carryforwards   $ 2,479,120        $1,821,094  $ 1,044,000
  Less valuation allowance            (2,479,120)        1,821,094   (1,044,000)
                                ------------------------------------------------
                                     $         -                 -  $         -
                                 ===============================================

8.   Loss per Share
     --------------

Basic loss per share was computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. The weighted average number of shares used in the loss per share computation were 13,560,428 and 11,866,157 shares for the nine months ended September 30, 2000 and 1999, respectively. Potential common shares for the nine months ended September 30, 2000 and 1999 amounted to 3,967,279 and 3,700,181 shares, respectively, but have not been included in the net loss per share calculations as they are antidilutive.

9.   Commitments and Contingencies
     ----------------------------

          a. Leases
             ------

          The Company leases computer equipment, related software and its corporate headquarters under various operating and capital leases. Future minimum scheduled lease payments under these noncancellable leases at September 30, 2000 (unaudited) are as follows:

                                                      Capital    Operating
                                                      ---------   ---------
               2001 (12 months end 6/30/01)         $ 155,740   $ 82,699
               2002                                   100,574     78,444
               2003                                    22,883     73,995
               2004                                         -          -
               2005 (12 months end 6/30/05)                 -          -
                                                    ---------   --------
               Total minimum lease payments         $ 279,197   $235,138
                                                                ========

               Less: amounts representing interest     47,540
                                                    ---------
               Present value of lease obligations     231,657
               Less: current portion                 (121,221)
                                                    ---------
                                                    $ 110,436
                                                    =========

     The Company occupies its only facility under a lease agreement, which expires in May 2004. Total rent expense for the nine months ended September 30, 2000 and 1999 was $42,275 and $30,824, respectively.

     b.   License Agreements
          ------------------
     The Company had a software development and license agreement with Client Service Technologies, Inc. ("CSTI"), whereby CSTI developed software to inter-operate specifically with the Company's software and granted the Company a license to market the enhanced software. Under the terms of the agreement, the Company paid CSTI $0 in cash for the nine months ended September 31, 1999. In July 1999, the Company terminated this agreement.
     The Company also had a software development and license agreement with Xpress Ware, Inc. ("XW"), whereby XW developed software to inter-operate specifically with the Company's software and granted the Company a license to market the enhanced software. In March 1999, pursuant to a Technology Agreement, the Company acquired for $40,000 XW software and related technology, of which $30,000 was paid in June 1999 and the remaining$10,000 is recorded as a liability in the September 30, 2000 Balance Sheet. The $40,000 was charged to cost of sales in the nine months ended September 30,1999. The Technology Agreement supercedes and cancels the previous agreement between XW and the Company.

     c.   Litigation
          ----------
     The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

     d.   Consulting and Employee Agreements
          ----------------------------------

     The Company has entered into a variety of consulting and employee agreements for services to be provided to the Company in the ordinary course of business. These agreements call for minimum salary levels and/or option grants and/or common share issuances and various payments upontermination of the agreements (except for cause).

10.  Business Segment Information

The Company operates in one reportable segment of internet - based faxing andrelated services. In 1999 and the nine months ended September 30, 2000, the Company had one significant customer which represented a significant percentage of net sales. Sales to this customer represented 19% and 70% of net sales for the nine months ended September 30, 2000 and 1999, respectively. A significant decline in sales to this customer could have an adverse effect on the Company's operations.

11.  Subsequent Events


In October 2000, the Company sold 32,000 shares of common stock at $2.50 per share for cash aggregating $80,000, and in November and December 2000 issued $400,000 of promissory notes for cash. The notes were issued to two stockholders and bear interest at 10 percent per annum. The notes and accrued interest are payable at the earlier of: 1) a controlling interest is acquired by a third party; 2) October 31, 2003; or 3) net cash proceeds of $5,000,000 are received from an equity financing. If the equity financing is achieved, the notes plus accrued interest are convertible into common stock at the lower of $2.50 per share or the price per share of common stock issued in the financing. If the Company is acquired, the notes plus accrued interest are convertible into common stock at the lower of $2.50 per share or the price paid per share by the acquirer.

                               VillageEdocs, Inc.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Results of Operations
---------------------

The following table sets forth certain operations data for the three and nine months ended September 30, 2000 and 1999 (unaudited). This information should be read in conjunction with our financial statements and notes included elsewhere. This financial information has not been audited. However, this information includes all adjustments, consisting of only normal recurring adjustments, that we consider necessary for a fair presentation of the financial position, operating results, and cash flows for such periods. Results for the interim periods are not necessarily indicative of results for the full year or any future periods.


(unaudited)                                               Three months ended                  Nine months Ended
                                                    September 30,    September 30,     September 30,    September 30,
                                                        2000              1999             2000              1999
                                                     (unaudited)      (unaudited)       (unaudited)      (unaudited)
                                                   ---------------  ----------------  ---------------  ----------------
Net Sales                                             $    175,678      $     29,140    $     305,378     $      52,004

Cost of Sales                                              314,590            31,106          642,261           129,171
                                                   ---------------  ----------------  ---------------  ----------------
     Gross Margin                                         (138,912)           (1,966)        (336,883)          (77,167)
                                                   ---------------  ----------------  ---------------  ----------------
Operating Expenses:
    Product and technology development                      89,349           105,109          273,210           258,101
    Sales and marketing                                    180,632            70,867          473,068           176,847
    General and administrative expenses                    143,045            61,122          461,619           919,845
    Depreciation                                            23,936             5,842           53,147            28,757
                                                   ---------------  ----------------  ---------------  ----------------
      Total operating expenses                             436,962           242,940        1,261,044         1,383,550

Loss from operations                                      (575,874)         (244,906)      (1,597,927)       (1,460,717)

Interest expense, net                                       23,019           (9,592)           46,338            28,840
                                                   ---------------  ----------------  ---------------  ----------------
       Income before provision for income taxes           (598,893)         (235,314)      (1,644,265)       (1,489,557)

Provision for income taxes                                                       800              800               800
                                                   ---------------  ----------------  ---------------  ----------------
        Net loss                                      $   (598,893)     $   (236,114)   $  (1,645,065)    $  (1,490,357)
                                                   ===============  ================  ===============  ================

Basic and fully diluted loss per share                $       (.04)     $       (.02)   $        (.12)    $        (.13)
Weighted average number of shares                       13,655,646        12,681,115       13,560,428        11,866,157

                               VillageEdocs, Inc.

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                              RESULTS OF OPERATIONS
--------------------------------------------------------------------------------


Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

Revenues
--------
Revenues for the three months ended September 30, 2000 increased $146,538 to $175,678 from $29,140 for the three months ended September 30, 1999. The increase in 2000 was due to the Company initiating its direct sales program in the second quarter of the year 2000.

Costs of Sales
--------------
Costs of sales for the three months ended September 30, 2000 increased $283,484 to $314,590 from $31,106 for the three months ended September 30, 1999. The increase in 2000 was because no network operations personnel were added until the fourth quarter of 1999 and higher telecommunications costs were incurred as a result of a higher volume of business.

Gross Margin
------------
Gross Margin for the three months ended September 30, 2000 resulted in an increased gross margin loss of $(136,946) to $(138,912) from $(1,966) for the three months ended September 30, 1999. This was because of the increased cost of sales for the three months ended September 30, 1999.

Operating Expenses
------------------
Operating Expenses for the three months ended September 30, 2000 increased $194,022 to $436,962 from $242,940 for the three months ended September 30, 1999. The increase in 2000 was due to additional personnel in all functions.

Interest Income and Expense
---------------------------
Net interest expense of $23,019 for the three months ended September 30, 2000 increased $32,611 from ($9,592) income for the three months ended September 30, 1999. In 1999 the Company had cash from its equity financing invested in interest bearing accounts.

Net Income (Loss)
-----------------
Net loss for the three months ended September 30, 2000 was $598,893 compared to a net loss of $236,114 for the three months ended September 30, 1999. The increase in 2000 was because of higher cost of sales and operating expenses in the three months ended September 30, 2000.

Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

Revenues
--------
Revenues for the nine months ended September 30, 2000 increased $253,374 or 487%, to $305,378 from $52,004 for the nine months ended September 30, 1999. The increase in 2000 was due to the Company beginning to actively sell its Internet-based fax service in the second half of 1999, and initiating its direct sales program in the second quarter of the year 2000.

Costs of Sales
--------------
Costs of sales for the nine months ended September 30, 2000 increased $513,090, or 397%, to $642,261 from $129,171 for the nine months ended September 30, 1999. $198,644 of the increase in 2000 was because no network operations personnel were added until the fourth quarter of 1999 and $381,848 of the increase was because higher telecommunications costs were incurred as a result of a higher volume of business.

Gross Margin
------------
Gross Margin loss for the nine months ended September 30, 2000 resulted increased by $259,716 to a loss of $336,883 from $77,167 for the nine months ended September 30, 1999. This was because of the increased cost of sales for the nine months ended September 30, 1999.

Operating Expenses
------------------
Operating Expenses for the nine months ended September 30, 2000 decreased $122,506, or 9%, to $1,261,044 from $1,383,550 for the nine months ended
September 30, 1999. The operating expenses for the nine months ended September 30, 2000 were higher because they included $745,731 in non-cash stock option expense due to the issuance of certain stock options with exercise prices less than their fair value at grant date. Stock option expenses were $11,250 in the nine months ended September 30, 2000. Excluding this stock option expense, operating expenses were $637,819 for the nine months ended September 30, 1999, and the increase of $611,975 for the nine months ended September 30, 2000 is due to additional personnel in all functions.

Interest Income and Expense
---------------------------
Net interest expense of $46,338 for the nine months ended September 30, 2000 increased $17,498 from $28,840 for the nine months ended September 30, 1999, primarily because the Company had cash from its equity financing invested in interest bearing accounts.

Net Income (Loss)
-----------------
Net loss for the nine months ended September 30, 2000 was $1,645,065 compared to a net loss of $1,490,357 for the nine months ended September 30, 1999. The increase in 2000 was because of higher cost of sales and operating expenses in the nine months ended September 30, 2000.

Liquidity and Capital Resources
-------------------------------
Net cash used in operating activities for the nine months ended September 30, 2000 was $1,525,087, an increase of $690,858 over the $834,229 cash used in operating activities for the nine months ended September 30, 1999. The increase in cash used was primarily because the net loss was $1,633,815 for the nine months ended September 30, 2000 compared to $744,626 (excluding non-cash expenses for issuance of stock options at less than fair value) for the nine months ended September 30, 1999, an increase of $889,189, which was partially offset by a decrease of cash used in operating assets to $32,845 in 2000 from $212,062 in 1999.

Net cash used for investing activities for the nine months ended September 30, 2000 was $28,147, an increase of $17,824 over the $10,323 cash used by investing activities for the nine months ended September 30, 1999. The Company's investing activities consisted of the purchase of equipment.

Net cash provided by financing activities for the nine months ended September 30, 2000 was $467,587, a decrease of $1,979,126 from the $2,446,713 cash provided by financing activities for the nine months ended September 30, 1999. Net cash provided by financing activities in the nine months ended September 30, 2000 included net proceeds of $527,500 from the sale of common stock, $2,906 from the exercise of warrants, and $62,819 principal payments on capital leases. Net cash provided by financing activities in the nine months ended September 30, 1999 included net proceeds of $2,254,213 and $230,000 from the sale of common stock and stockholder loans, respectively, and principal payments of $37,500 on notes payable.

To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from borrowings, supplemented by revenues from sales of our services. From inception to October 31, 2000, the Company has received $4,349,000 from the sale of common stock and convertible notes subsequently converted into common stock. We will require additional financing to support our operations until we become profitable. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. If additional financing of approximately $6 million is obtained, our management believes that we will have adequate cash to sustain operations until we become profitable. On October 6, 2000 we completed a private placement of our stock in which we raised approximately $600,000. In our opinion, together with our current revenue stream, we have sufficient cash to operate at current staffing levels through mid-January 2001. Management is actively pursuing obtaining additional funds. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable the Company to achieve and maintain profitable operations. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations.

Recent Developments
-------------------
In October 2000, the Company sold 32,000 shares of common stock at $2.50 per share for cash of $80,000. In November and December 2000, the Company issued $400,000 of promissory notes for cash to two stockholders. The notes bear interest at 10 percent per annum. The notes and accrued interest are due at the earlier of: 1) a controlling interest is acquired by a third party; 2) October 31, 2003; or the Company receives net cash proceeds from equity financings of $5,000,000. The notes and accrued interest are convertible into common stock.

                               VillageEdocs, Inc.

--------------------------------------------------------------------------------


PART II

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not a party in any lawsuits.

The Company was involved in a dispute with a prior law firm regarding legal fees. The law firm demanded $63,600 for nonpayment of services it claims were rendered on behalf of the Company. We contested this claim. A negotiated settlement of $31,800 was reached in September 2000. Under the settlement agreement the Company is paying the $31,800 over a six month period. The Company had recorded the $63,600 as a liability and expense in its financial statements. The liability and expense were reversed in the September 2000 financial statements for the $31,800 difference between the $63,600 and the settlement amount of $31,800.

A marketing company has threatened legal action related to its claim that theCompany owes it $48,000 for services rendered. The Company agrees that it owes $24,000 for such services, which amount is recorded as a liability in the Company's financial statements. The Company believes the claim for theadditional $24,000 is without merit, and that the outcome of any legal actionwill not have a material adverse effect on the Company. The Company has received communications from a company asserting the ownership of certain United States and Canadian patents and making a licensing proposal for these patents on unspecified terms. The Company has not accepted the licensing proposal. If these claims prove accurate and the Company is not able to enter into a licensing agreement on acceptable terms, it would have a material adverse effect on the Company.

ITEM 2 - CHANGES IN SECURITIES.

During the nine months ended September 30, 2000 the Company issued 532,995 shares of its common stock, including 290,644 shares at $0.31 per share in connection with the exercise of warrants, 31,351 shares, valued at $2.50 per share, for consulting services, and 211,000 shares sold for cash at $2.50 per share.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

Not Applicable

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None

ITEM 5 - OTHER MATTERS.

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits included herewith are: (27) Financial Data Schedule
(b) Reports on Form 8-K - None




SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized:

                                          VILLAGEEDOCS, INC.


Dated: December 19, 2000                  By:  /s/ K. Mason Conner
       -----------------                      ----------------------------------
                                              K. Mason Conner
                                              Chief Executive Officer


Dated: December 19, 2000                  By:  /s/ Fred J. Barnes
       -----------------                      ----------------------------------
                                              Fred J. Barnes
                                              Chief Financial Officer, Principal
                                              Accounting Officer