Form 10KSB40
period 2000-12-31
VILLAGEEDOCS INC
filed 2001-04-13
CIK 1122099

================================================================================

                    U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                ---------------

                                  FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
    ----------------------------------------------------------------------
    ACT OF 1934
    ------------

For the fiscal year ended December 31, 2000    Commission File Number: 000-31395
-------------------------------------------    ---------------------------------

                              VillageEDOCS, Inc.
                    (Small Business Issuer in its Charter)
                    --------------------------------------

          California                                           33-0668917
          ----------                                           ----------
(State or other jurisdiction of                             (I.R.S. Employer
-------------------------------                            Identification No.)
incorporation or organization)
------------------------------

14471 Chambers Road, Suite 105, Tustin, CA                        92780
------------------------------------------                        -----
 (Address of principal executive offices)                       (Zip Code)

   Issuer's Telephone Number:                                 (714) 734-1030
   -------------------------                                  --------------

        Securities registered under Section 12(b) of the Exchange Act:

       (Title of each class)       (Name of each exchange on which registered)
        --------------------
               NONE                                   N/A
               ----                                   ---

        Securities registered under Section 12(g) of the Exchange Act:
        --------------------------------------------------------------
                             (Title of each class)

                          Common Stock, no par value
                          --------------------------

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been
subject to such filing requirements for the past 90 days.   YES(x)    NO( )
                                                            ------    -----

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
(X)
---

State issuer's revenues for its most recent fiscal year: $543,910.

State the aggregate market value of the voting stock held by non-affiliates of the issuer. No market currently exists.

Number of shares of the issuer's common stock, no par value, outstanding as of February 28, 2001: 13,846,459 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format    YES ( )  NO (X)
----------------------------------------------------------------

================================================================================

                              VillageEDOCS, Inc..
                              FORM 10-KSB - INDEX
                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2000


                                                                             Page

                                    PART I

Item 1.  Description of Business                                                3

Item 2.  Description of Property                                                4

Item 3.  Legal Proceedings                                                      5

Item 4.  Submission of Matters to a Vote of Security Holders                    5

                                  PART II

Item 5.  Market for Equity Securities and Related Stockholder Matters           6

Item 6.  Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                           6

Item 7.  Financial Statements and Supplementary Data                           10

Item 8.  Changes in and Disagreements with Accountants on Accounting
            and Financial Disclosures                                          10

                                  PART III

Item 9.  Directors, Executive Officers, Promoters and
            Control Persons of the Company                                     11

Item 10. Executive Compensation                                                14

Item 11. Security Ownership of Certain Beneficial Owners and Management        17

Item 12. Certain Relationships and Related Transactions                        19

                                  PART IV

Item 13. Exhibits, Consolidated Financial Statements, Schedules and Reports
          on Form 8-K                                                          20

Signatures

                                    PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our beliefs and assumptions, and on information currently available to us. The words "anticipated," "believe," "expect," "plan," "intended," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "DESCRIPTION OF BUSINESS- RISK FACTORS" in the Company's Form 10-SB filed with the Securities and Exchange Commission on December 20, 2000. Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

OVERVIEW

VillageEDOCS, Inc. (the "Company" or "We") is incorporated in the State of California. The Company was originally incorporated in 1995 in Delaware as SoftTek, Inc. In August 1997, we changed our name to SoftTek Technologies Inc. and reincorporated in California. In 1999 we changed our name to VillageFax.com, Inc., and then, as of July 11, 2000, to VillageEDOCS, Inc. Until late 1998, the Company provided product marketing services and fax server products until late 1998. However, we no longer provide these services or products. We now provide worldwide Internet- based business-to-business fax services. Our Internet-based Fax service enables a user to send a fax to an individual or to a broadcast list of thousands through their familiar web browser (i.e. Microsoft Explorer, Netscape Navigator, etc.) or e-mail package (i.e. Microsoft Exchange, Netscape Mail, Eudora, etc.) or directly out of their Microsoft Windows-based application, Enterprise Resource Planning or Customer Relationship Management system, or proprietary Corporate Information System. We began offering our Internet-based Fax service on a limited basis in late 1998. We chose to introduce it on a small scale because of lack of marketing funds and to provide us with the opportunity to identify and correct any problem areas with our service and to determine how to best serve the needs of our clients. We currently have approximately 215 active clients. Approximately 16% of our 2000 revenues and approximately 70% of our 1999 revenues were derived from Catalogcity.com. No other customer accounted for more than 10% of our revenues.

The Internet-based faxing industry is relatively new and no one can determine with certainty whether there is sufficient demand for such services to support a large number of businesses providing the service. Additionally, technology changes could cause current faxing methods to become obsolete or make it possible to fax over the Internet using free or low-cost software applications. We compete with a number of businesses that also provide Internet- based faxing services. Many of our competitors have been in business longer than we have, and have greater name recognition and financial resources than we do. We have not been profitable, and our success in attaining profitability will depend upon a number of factors, including our ability to engage and retain a sufficient number of clients to enable us to sustain our operations and attain profitability. Because we are not profitable, we may not be able to offer pricing that is as attractive as profitable competitors may choose to offer.

We provide Internet-based Fax services that integrate with existing Internet-connected systems within companies where invoices, statements, purchase orders, ticket confirmations, and other key documents originate. Our services enable our clients to broadcast documents to a large number of recipients and personalize the document to each recipient. The Company's services are designed for use by a wide range of industries and sizes of business enterprises. Our clients currently include E-commerce providers, application service providers, manufacturing companies, value added resellers, weather reporting services, letter shops, public relations firms, and direct marketing organizations.

SERVICES DEVELOPMENT

We actively and continually engage in development of additional services to offer to our existing and potential clients. Our ability to sustain our development activities is dependent upon the availability of sufficient funds from operations or other sources such as proceeds received by the Company from the sale of common stock, bank lines of credit or other credit facilities.

SALES

The Company charges its clients a fee primarily based upon either the number of pages delivered and received, or upon the number of minutes expended, for the delivery or receipt of our clients' documents during the month. Sales for the fiscal years ended December 31, 2000 and 1999 were $543,910 and $95,887, respectively.

COMPETITION

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and distribution partners. While we believe that we can compete effectively because we offer our clients certain capabilities that much of the competition does not offer, there can be no assurance that the Company's competitors will not develop Internet-based Fax services that are equal or superior to ours, or that achieve greater market acceptance than the Company's offerings.

PRODUCT LIABILITY INSURANCE

The Company maintains a $2,000,000 product liability insurance policy. No product or service legal actions have been filed against the Company and it has not received any customer complaints that could lead to litigation.

EMPLOYEES

As of February 28, 2001, the Company had 17 full-time employees including its two executive officers. These employees include 6 engaged in sales and marketing, 2 in technology development, 6 in operations, and 3 in administration.

ITEM 2. DESCRIPTION OF PROPERTY

The Company leases approximately 4,600 square feet of office space. The Company occupies approximately 3,600 square feet of this space for office and product development uses, and 1,000 square feet is subleased. The space is located at 14471 Chambers Road, Suite 105, Tustin, California 92780. The lease expires May 2004, and the sublease expired January 2001 but has been extended on a month-to-month basis at the option of the Company. The cost of the occupied space is approximately $4,600 per month. Additionally, we lease space and operating systems equipment for our service operations from GlobalCenter, Inc., Anaheim, California at a cost of approximately $2,800 per month. The GlobalCenter facility is served by all major global telecommunications carriers and is a physically, environmentally, and utility redundant site with multiple telecommunications feeds, multiple emergency power generators, and emergency fuel reserves. These fully redundant systems and emergency power provisions are designed to provide non-stop service and no single point of failure.

ITEM 3. LEGAL PROCEEDINGS

The Company is not a party in any lawsuits.

The Company was involved in a dispute with a prior law firm regarding legal fees. The law firm demanded $63,600 for nonpayment of services it believes were rendered on behalf of the Company. We contested this claim. A negotiated settlement of $31,800 was reached in September 2000. Under the settlement agreement the Company is paying the $31,800 over a six-month period. A marketing company has threatened legal action related to its claim that the Company owes it $48,000 for services rendered. The Company agrees that it owes $24,000 for such services, which amount is recorded as a liability in the Company's financial statements. The Company believes the claim for the additional $24,000 is without merit, and that the outcome of any legal action will not have a material adverse effect on the Company.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is not listed on any exchange or over-the-counter market and there is no public market for our common stock.

Recent Sales of Unregistered Securities
---------------------------------------

     The following provides information concerning all sales of securities within the last fiscal year that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

     During the fiscal year ended December 31, 2000 the Company issued 290,644 shares of its common stock in connection with the exercise of warrants for $2,907 in cash. In addition, the Company issued 31,351 shares, valued at $2.50 per share, for consulting services.

     Beginning on August 2, 2000 until October 6, 2000 we offered up to 500,000 shares of our common stock to investors at $2.50 per share. We sold 243,000 shares of common stock in the offering, resulting in proceeds to the Company of $607,500.

All offers and sales of our securities described above were made pursuant to
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated there under. We believe that, at the time of their investment, all purchasers of our securities were either "accredited investors" (as defined in Regulation D) or had (either alone or with their advisor) the business sophistication and experience necessary to understand the risks of investing in the Company and the financial means to be able to withstand a loss of their entire investment in the Company. We also believe that we provided each investor with sufficient relevant information about the Company to enable them to make an informed decision regarding an investment in the Company.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Company cautions readers that important facts and factors described in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2001 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

As reported in The Independent Auditors' Report on our December 31, 2000 financial statements, the Company has suffered recurring losses from operations, had significant negative cash flows from operations, and has a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.

Management is seeking additional financing by issuing convertible debt to existing shareholders during 2001. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in the second quarter of 2001. Management is actively pursuing both of these financing arrangements. Between November 2000 and March 2001, two of our shareholders, including a director, loaned us $800,000 to fund our operating shortfalls; however, they have no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholders continue to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.


RESULTS OF OPERATIONS

Net Sales

Net sales for the fiscal year ended December 31, 2000 were $543,910, a 467% increase over net sales for fiscal 1999 of $95,887. The increase in 2000 was due to the Company beginning to actively sell its Internet-based fax services in the second half of 1999, and initiating its direct sales program in the second quarter of 2000.

We began offering our Internet fax service on a limited basis in late 1998. Substantially all sales in 1999 and 2000 were from our Internet-based document delivery services.

Cost of Sales

Cost of sales for the fiscal year ended December 31, 2000 were $905,430, a 324% increase over the cost of sales of $213,534 for the fiscal year ended December 31, 1999. A significant portion of the overall increase is attributable to the rise in variable telecommunications costs as a result of the increase in sales of our internet fax services. In addition, network operations staffing levels grew to accommodate the increase in business volume during 2000 whereas no network operations personnel were added in 1999 until the fourth quarter.

Gross margin

The increased cost of sales in the fiscal year ended December 31, 2000 resulted in a gross margin loss of $361,520 compared to a gross margin loss of $117,647 for the fiscal year ended December 31, 1999. Increase in gross margin loss is a result of increased cost of sales noted above.

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2000 were $1,822,953 compared to $1,773,102 for the fiscal year ended December 31, 1999. Included in operating expenses for 2000 and 1999 were non-cash stock option expense due to issuance of certain stock options and warrants of $42,360 and $842,558, respectively. Excluding stock option expense, operating expenses were $1,780,593 and $930,544 for the fiscal years ended December 31, 2000 and 1999, respectively, and the increase of $850,049 for 2000 is primarily attributable to additional personnel in all functions and the related increase in operating expenses as the Company ramped up operations in 2000.

Interest income and expense

Net interest expense of $64,917 for the fiscal year ended December 31, 2000 is $36,362 more than net interest expense of $28,555 for the fiscal year ended December 31, 1999. The increase in net interest expense is attributable to an increase in interest expense due to additional borrowings during 2000 as compared with higher interest income realized during 1999 because the Company had excess cash from its 1999 equity financing invested in interest bearing accounts.

Income Taxes

As the Company has incurred operating losses through December 31, 2000 and 1999, the provision for income taxes consists only of minimum state taxes of $800 per year. At December 31, 2000 the Company had approximately $6,165,000 of federal and 3,450,000 of state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Deferred tax assets consist primarily of the tax aspects of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability of the net operating loss carryforwards.

Net Loss

Net loss for the fiscal year ended December 31, 2000 increased by $330,086 to $2,250,190 from the net loss of $1,920,104 reported for the fiscal year ended

December 31, 1999. The increase in net loss for the fiscal year ended December 31, 2000 is due to the higher cash cost of sales and operating expenses incurred as the Company rapidly expanded sales and related operations of its internet fax services.

Loss Per Share

Basic and diluted net loss per share for the fiscal year ended December 31, 2000 was $(0.17) compared to basic and diluted net loss per share of $(0.16) for the fiscal year ended December 31, 1999. This difference is due to the increase in net loss and 1,411,667 additional average common shares outstanding during 2000.

LIQUIDITY

During the fiscal year ended December 31, 2000, the Company's net cash position decreased by $1,176,840 to $82,266. Although the Company generated $928,837 from financing activities, the Company's operating and investing activities used net cash of $2,090,398 and 15,279, respectively. These activities contributed to a net working capital deficit as of December 31, 2000 of ($221,669).

Net cash used in operating activities for the fiscal year ended December 31, 2000 was $2,090,398, an increase of $896,464 over the $1,193,934 cash used in operating activities for the fiscal year ended December 31, 1999 mainly due to the increase in net loss for 2000.

The Company's investment activities consisted of the purchase of equipment. Net cash used for investment activities decreased $10,655 to $15,279 from the $25,934 reported for 1999.

The Company's financing activities include proceeds from the sale of common stock, issuance of convertible notes payable and stockholder loans, and principal payments on notes payable and capitalized leases.

Net cash provided by financing activities for the fiscal year ended December 31, 2000 was $928,837, and included proceeds of $607,500, $400,000 and $2,907 from sale of common stock, stockholder loans and warrant exercises, respectively, and principal payments on capital leases of $81,570.

Net cash provided by financing activities for the year ended December 31, 1999 was $2,437,253. The Company received net proceeds from the sale of common stock in the amount of $2,254,213 and net proceeds from loans in the amount of $230,000 during 1999. During 1999, the Company used $37,500 and $9,460 in cash in principal payments on notes payable and capital leases, respectively.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to continue to experience significant negative operating and investing cash flows for the foreseeable future. We currently anticipate that our available cash resources will be sufficient to meet our anticipated working capital and capital expenditure requirements through May 2001. Between November 2000 and May 2001, our operating shortfalls have been and will be funded by two shareholders, one of whom is also a director, who have loaned us $800,000 for that purpose. So long as these shareholders continue to fund our operations, we will be able to sustain operations at current levels. However, these shareholders have no obligation to continue to fund our operating shortfalls and could stop doing so at any time. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. We will need to raise additional capital in the future to meet our operating and investing cash requirements. We may not be able to find additional financing on favorable terms or at all. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership.

We have a history of losses, have never been profitable, and may never achieve profitability.

We have not achieved profitability, we expect to continue to incur losses for the foreseeable future and we may never be profitable. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

From inception through December 31, 2000, we generated revenue of only approximately $800,135 and we incurred total expenses of approximately $6,772,156 during that same period. We have incurred net losses each year since our inception. As of December 31, 2000, we had an accumulated deficit of $6,788,898.

The Independent Auditors' Report on our December 31, 2000 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from borrowings, supplemented by revenues from sales of our services. From inception to February 28, 2001, the Company has received approximately $4,349,000 from the sale of common stock and convertible notes subsequently converted into common stock. We will require additional financing to support our operations until we become profitable. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. If additional financing of approximately $6 million is obtained, our management believes that we will have adequate cash to sustain operations until we become profitable. In our opinion, together with our current revenue stream, we have sufficient cash to operate at current staffing levels through May 2001. Management is actively pursuing obtaining additional funds. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable the Company to achieve and maintain profitable operations. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations.

RECENT DEVELOPMENTS

Between January and March 2001, the Company has obtained cash of $400,000 in consideration for convertible notes issued to two stockholders, one of which is also a director. The notes bear interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) acquisition of a controlling interest in the Company by a third party; 2) October 31, 2003; or 3) the receipt by the Company of $5,000,000 or more from an equity financing. If the Company achieves the equity financing, the stockholders have the option to convert the notes plus accrued interest into common stock at the lower of $2.50 per share or the price per share of common stock issued in the equity financing. If the Company is acquired, the stockholders have the option to convert the notes plus accrued interest into common stock at the lower of $2.50 per share or the price per share paid by the acquirer.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     Exhibit 99.1, "VillageEDOCS, Inc. Consolidated Financial Statements" is incorporated herein by this reference.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

On February 14, 2001 the Board of Directors of the Company dismissed Arthur Andersen LLP and unanimously approved the selection of Corbin & Wertz LLP as the Company's independent public accountants. Arthur Andersen LLP had issued an accountants' report on the Company's financial statements as of and for the year ended December 31, 1999. That report contained no adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the opinion was modified as to the uncertain ability of the Company to continue as a going concern. There had been no disagreements with Arthur Andersen LLP on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedures and there have been no "reportable events" (as defined in Paragraph
(a)(v) of Item 304 of Regulation S-K as promulgated by the Securities and Exchange Commission), at any time during the year ended December 31, 1999 or during any subsequent interim period preceding Arthur Andersen's replacement. Corbin & Wertz LLP had issued accountants' reports on the Company's financial statements as of and for the year ended December 31, 1998. Those reports contained no adverse opinion or disclaimer of opinion, and were not qualified or modified as to uncertainty, audit scope, or accounting principles, except that the opinion was modified as to the ability of the Company to continue as a going concern. At no time during the year ended December 31, 1999 or during the subsequent interim periods preceding Corbin and Wertz LLP's engagement as the Company's independent public accountants did the Company consult with Corbin and Wertz LLP regarding the application of accounting principles to any transaction, the type of audit opinion that might be rendered on the financial statements of the Company, or any disagreement or reportable event.

                                    PART II

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of February 28, 2001.


-------------------------------------------------------------------------
       Name           Age                      Position
-------------------------------------------------------------------------
J. Thomas Zender       61    Chairman of the Board, Corporate Secretary
-------------------------------------------------------------------------
K. Mason Conner        43    President, Chief Executive Officer, Director
-------------------------------------------------------------------------
H. Jay Hill            60    Director
-------------------------------------------------------------------------
James Townsend         54    Director
-------------------------------------------------------------------------
Robert L. Daniels      62    Vice President Operations
-------------------------------------------------------------------------

Executive officers are elected by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. The term of the current directors continues until the next annual meeting of shareholders to be held in 2001. Mr. Townsend and Mr. Zender have been directors since August 1997, Mr. Hill since October 1997, and Mr. Conner since October 1998.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS AND DIRECTORS

J. Thomas Zender has been a director since 1997 and has been Chairman of the Board since January 2001. He is an information technology industry consultant specializing in strategic business development with 35 years of management and marketing experience. He has held senior marketing and corporate development positions for GENRAD, Calcomp, MAI Systems, Encore Computer, General Electric, Honeywell Information Systems, MTI Technology, and was CEO of Strategic Business Development Corp. He has been an officer in three publicly held corporations, one NYSE listed company and two NASDAQ traded companies. He is a board member of Forum for Corporate Directors, an Internet ASP, and a member of Tech Coast Venture Network. During the past five years Mr. Zender has served as an interim executive for several companies in their early stage including CEO of VillageEDOCS from 1997 to 1999, President and COO of a unique software and ASP process for improving learning retention for students, CEO of an e-commerce procurement company, and Vice President of Business Development of a new Internet appliance venture.

K. Mason Conner joined the Company as Vice-President of Sales in 1997 and has been President, a Board Member, and Acting Vice-President of Sales since 1998 and Chief Executive Officer since 1999. He has 24 years in sales and business management experience, including 18 years of direct and channel sales experience in the voice and data communications products and services industry. In the early 1980's he was involved in the application of Internet Protocol technologies with the military. In the late 1980s and early 1990s he was a principal strategist for an international initiative to transform K-12 education through the use of the Internet. He was a lead consultant with LTS for the electronic vulnerability threat assessment of the Los Angeles Airport Department after the "UnaBomber" threat. He has held senior sales management positions with Banyan Systems, Doelz Networks, and Timeplex. During the five years prior to joining the Company, Mr. Conner was Director of Sales at Telecom Multimedia Systems from 1996 to 1997, Vice President of Sales at Lo Tiro-Sapere from 1995 to 1996, and Vice President of Sales at Digital Network Architectures from 1991 to 1995.

Jay Hill has been a director since 1997. He has served on 14 Boards of Directors. For the last 17 years, he has primarily been a senior executive in turnaround situations in information technology and telecommunication companies. Mr. Hill has been President of Unitron Medical Communications, Inc. (d/b/a Moon Communications), SunCoast Environmental Controls and Amnet (Netlink), and has held senior sales and marketing management positions with Harris Corporation, Paradyne/AT&T, Inforex, and IBM. Mr. Hill currently serves on the board of an Internet ASP in the financial market. During 1999, Moon Communications, which was then a subsidiary of Sabratek Corp., filed for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of Sabratek. Mr. Hill has been President and CEO of MOON Communications from 1999 to present, and was Vice President of Sales for Suncoast Environmental Controls from 1996 to 1999.

James Townsend has been a director since 1997. He has 35 years of technical and financial management expertise including Development Manager of data protocols at Rockwell, Business Unit Manager at Control Data Corp., co-founder of The Protocol Team (that developed the X.25 Protocol for Amdahl Computers), and as co-founder and CFO of Newport Systems, which was acquired by Cisco Systems in 1994. Mr. Townsend is an entrepreneur who has been a co-founder of several companies during the past five years including Activator Systems, Inc., For Kids Only, Inc., Qwes.com, Inc., The Renaissance Channel, and BrainX.com.

Robert L. Daniels has been Vice President of Operations since 1999 and Chairman of our Advisory Board since 1997. From 1995 to 1999 Mr. Daniels was President of Lo Tiro-Sapere Corporation. In the late 1960s he began his involvement in the application of Internet Protocol technologies within the military. Throughout the late 1980s and early 1990s he was involved in an international initiative to transform K-12 education through the use of the Internet. He was the consultant with LTS for the electronic vulnerability threat assessment of the Los Angeles Airport Department after the "UnaBomber" threat. Mr. Daniels has 38 years of management and technical-services operations experience, including 25 years of experience in Internet Protocol technologies. He has held senior technical management positions at Pacific Bell, Pacific Telesis, Doelz Networks, and MIDACS. He has a Ph.D. in Information Systems Management, MBA, and is Lt. Col. (Ret.) USMC.

BOARD OF DIRECTORS

The Company's Bylaws fix the size of the Board of Directors at no fewer than three and no more than five members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. We currently have four directors, all of whom were elected to their current terms on October 25, 2000. The Company currently has no Audit or Compensation Committees.

DEPENDENCE ON KEY MANAGEMENT

     The Company's performance depends substantially on the continued services and performance of its senior management and other key personnel. The Company's performance also depends on its ability to retain and motivate its other qualified officers and key employees. The loss of services of one or more of these employees could have a material adverse effect on the business of the Company. There can be no assurance that the Company will be successful in attracting and retaining such personnel. Competition for such personnel is intense.

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid or accrued by the Company for the fiscal years ended December 31, 1999 and 2000 to or for the account of the President and Chief Executive Officer. No other executive officer or director of the Company received benefits or annual salary and bonus of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

------------------------------------------------------------------------------------------
                     ANNUAL COMPENSATION                        LONG-TERM COMPENSATION
------------------------------------------------------------------------------------------
Name & Principal     Salary     Bonus    Other   Stock options   LTIP Payouts   Other
Position               ($)       ($)      ($)         (#)            ($)         ($)
------------------------------------------------------------------------------------------
Fiscal 1999
------------------------------------------------------------------------------------------
Mason Conner
President, CEO      $ 81,667    $42,708    -        100,000            -          -
------------------------------------------------------------------------------------------
Fiscal 2000
------------------------------------------------------------------------------------------
Mason Conner
President, CEO      $105,000          -    -         31,138            -          -
------------------------------------------------------------------------------------------

EMPLOYMENT AND OTHER AGREEMENTS

The Company has a written employment agreement with Mason Conner dated September 3, 1999, which sets forth the terms and provisions of his employment as President and Chief Executive Officer. Under the agreement, Mr. Conner is to be paid a base salary of $105,000 per year effective July 1, 1999, and has options to purchase 500,000 shares of the Company's common stock at $0.25 per share which vest over five years from his start date of September 15, 1997 and expire September 15, 2007, and options to purchase 100,000 shares of our common stock
at $0.25 per share which vested May 31, 1999 and expire May 31, 2009.   On
August 4, 2000, the Company granted Mr. Conner options to purchase 31,138 shares (which represents 4% of all options issued to employees in 2000) of our common stock at $2.50 per share which vest over five years from the date of grant.

OPTION GRANTS IN FISCAL 2000

The following table provides information concerning grants of options to purchase the Company's common stock that we made to our chief executive officer during the fiscal year ended December 31, 2000. We did not grant stock appreciation rights to these individuals during 2000.

                      Number of            Percentage of Total      Exercise
                 Securities Underlying     Options Granted to       Price Per     Expiration
Name               Options Granted          Employees in 2000         Share         Date
------------     ---------------------     -------------------      ---------     ----------
Mason Conner             31,138                    4%                  $2.50         8/4/10

FISCAL YEAR END OPTION VALUES AND EXERCISES

The following table provides information with respect to the year-end value of unexercised stock options for each of the executive officers named in the summary executive compensation table. The dollar values of unexercised options are calculated by determining the difference between the fair market value at fiscal year end of the common stock underlying the options and the exercise price of the options. The fair market value is $2.50 per share, the per share price of the common stock offering which closed in October 2000. No stock options were exercised during the fiscal years ended December 31, 2000 and 1999.

-----------------------------------------------------------------------------------------
                   Number of Securities Underlying          Value of Unexercised
                     Unexercised Options at  FYE         In-the-Money Options at FYE
Name                  Exercisable/Unexercisable           Exercisable/Unexercisable
-----------------------------------------------------------------------------------------
Mason Conner             400,000 / 231,138                   $900,000 / $450,000
-----------------------------------------------------------------------------------------

STOCK OPTIONS

In 1997 the Company adopted a stock option plan (the "Plan") authorizing the issuance of options to acquire up to 5,000,000 shares of common stock to employees and certain outside consultants. The Plan allows for the issuance of either non-qualified or incentive stock options pursuant to Section 422 of the Internal Revenue Code. As of December 31, 2000, options to purchase approximately 3,124,435 shares at prices ranging from $0.20 to $2.50 per share by employees and non- employee consultants were outstanding under the Plan. In addition to options granted under the Plan, as of December 31, 2000 options to purchase approximately 252,837 shares at $0.50 per share by non-employee consultants, and options to purchase approximately 170,000 shares at $0.25 to $1.00 per share by employees were outstanding. The Plan provides that (a) no option shall be exercisable after the expiration of ten years from the date it was granted, unless a shareholder owns 10% or more of the total combined voting power of all classes of stock of the Company, whereupon the expiration date is five years after the grant date, (b) the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted, unless a shareholder owns 10% or more of the total combined voting power of all classes of stock of the Company, whereupon the exercise price shall be at least 110% of the fair market value of the shares of the stock subject to option on the date the option is granted, (c) the exercise price of each non- qualified stock option shall not be less than 85% of the fair market value of the stock subject to the option on the date the option is granted, (d) in the event an optionee's continuous status as an employee, director, or consultant terminates, the optionee may exercise their option up to the earlier of 90 days after the termination or the expiration of the term of the option, unless employment is terminated because of disability, whereupon the optionee may exercise their option up to the earlier of six months following the termination or the expiration of the term of the option, and (e) if the Company is not the surviving entity in any merger or other reorganization, or sells or exchanges substantially all of its assets, or is dissolved and liquidated, or any person or entity acquires more than 50% of the outstanding shares of the Company's voting stock, then all options granted, including those not otherwise vested, shall become exercisable in full.

BOARD OF DIRECTOR COMPENSATION

Members of our board of directors receive no cash compensation for services as a director or for attendance at or participation in meetings. Directors receive options to purchase common stock as compensation for services as a director. Each current director was granted options to purchase 31,138 shares of our common stock at $2.50 per share as compensation for the term which began on June 24, 1999 and expired October 25, 2000. On October 25, 2000 the same directors were re-elected. There has been no determination made as to the number and exercise price of options that will be issued to our directors for services during the current term. Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending meetings. All directors have options to purchase shares of the Company's Common Stock as set forth in the table in Item 4 of this Registration Statement. The Company has no other arrangements regarding compensation for services as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's Common Stock owned as of February 28, 2001 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each director of the Company,
(iii) the President and Chief Executive Officer of the Company (the only executive officer of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2000 exceeded $100,000), and (iv) directors and executive officers as a group:

       Name of Beneficial            Amount and Nature of        Percent
            Owner (1)              Beneficial Ownership (2)  of Class (3) (4)
-----------------------------------------------------------------------------
Tim Dales (5)                             2,500,000             16.0
-----------------------------------------------------------------------------
James Townsend (6)                        3,568,178             22.8
-----------------------------------------------------------------------------
C. Alan Williams (7)                      3,122,848             20.0
-----------------------------------------------------------------------------
J. Thomas Zender (8)                        561,138              3.6
-----------------------------------------------------------------------------
H. Jay Hill (9)                             231,138              1.5
-----------------------------------------------------------------------------
K. Mason Conner (10)                        631,138              4.0
-----------------------------------------------------------------------------
All directors and executive               4,991,592             31.9
officers as a group (6 persons)
-----------------------------------------------------------------------------

(1)  The address of each individual is in care of the Company.

(2)  Represents sole voting and investment power unless otherwise indicated.

(3) Based on approximately 13,846,459 shares of the Company's Common Stock outstanding at December 31, 2000 plus, as to each person listed, that portion of Company Common Stock subject to outstanding options, warrants, and convertible debt which may be exercised or converted by such person, and as to all directors and executive officers as a group, unissued shares of

     Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options or warrants, or conversion of convertible debt within the next 60 days.

(4) Excludes 3,317,430 shares reserved for issuance under outstanding options and warrants.

(5) May be deemed to be a "founder" of the Company for the purpose of the Securities Act.

(6) Includes warrants to acquire 49,256 shares of Common Stock at $2.50 per share, debt convertible to 203,099 shares of Common Stock at $2.50 per share, and options to acquire 31,138 shares of Common Stock at $2.50 per share.

(7) Includes debt convertible to 337,898 shares of Common Stock at $2.50 per share.

(8) Includes options to acquire 290,000 shares of Common Stock at $0.20 per share, and 31,138 shares at $2.50 per share.

(9) Includes options to acquire 200,000 shares of Common Stock at $0.20 per share, and 31,138 shares at $2.50 per share.

(10) Includes options to acquire 600,000 shares of Common Stock at $0.25 per share, and 31,138 shares at $2.50 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In 1998 the Company issued convertible notes payable in the amount of $450,292, including $123,000 to Jim Townsend, Chairman of the Board, bearing interest at 10 % per annum and an original maturity of September 1998. Upon issuance, the noteholders received three shares of the Company's common stock for every dollar loaned, totaling 1,350,876 shares, including 369,000 shares to Mr. Townsend. The notes were convertible into shares of the Company's common stock for every dollar at a price of $0.30 per share. The maturity date of the notes was extended to June 1999 and the Company offered noteholders the option to either:
1) convert the principal and accrued interest on the notes to shares of the Company's common stock at $0.30 per share; or 2) convert the principal and accrued interest to common stock at $2.50 per share and receive 7.334 warrants to purchase common stock at $0.01 per share, for each share converted. Notes totaling $450,292 plus accrued interest of $52,606 were converted to common stock in June 1999, including Mr. Townsend's note for $123,000 plus accrued interest of $12,205. The number of shares of common stock and warrants that were issued in connection with the conversion was 1,017,501 shares, including 450,685 shares to Mr. Townsend, and 658,877 warrants, none of which were to Mr. Townsend. The warrants expire June 30, 2002 and July 31, 2002.

In 1997, the Company borrowed $50,000 from Mr. Townsend. In June 1999, the note plus accrued interest were exchanged for a convertible note in the amount of $61,570, bearing interest at 10% per annum. Mr. Townsend has the option to convert the note plus accrued interest into the Company's common stock at $2.50 per share. As an incentive to extend the terms of the note, the Company granted the holder warrants to purchase 49,256 shares of the Company's common stock at $2.50 per share. These warrants expire June 30, 2004. The note and accrued interest are due upon the first to occur of: 1) acquisition of controlling interest in the Company by a third party; 2) on June 30, 2002; or 3) receipt by the Company of equity financing of at least $6,000,000.

Beginning in September 1998, the Company borrowed funds from Mr. Townsend. In June 1999, the related notes, which totaled $235,000, plus accrued interest, were exchanged for a convertible note in the amount of $246,177 bearing interest at 10% per annum. The note is convertible into the Company's common stock at $2.50 per share. The note and accrued interest are due upon the first to occur of: 1) acquisition of controlling interest in the Company by a third party; 2) June 30, 2002; or 3) receipt by the Company of equity financing of at least $6,000,000.

Total interest expense recognized on these original and convertible notes payable to Mr. Townsend was $47,634 and $33,706 for the fiscal years ended December 31, 2000 and 1999, respectively.

Between November 2000 and March 2001, the Company has borrowed an aggregate of $800,000 from C. Alan Williams and James Townsend. Both Mr. Williams and Mr. Townsend are shareholders and Mr. Townsend is a Director of the Company. These loans were made to the Company to fund its operating cash shortfalls. These loans bear an interest rate of 10% and are payable upon the earlier of (i) acquisition of the Company by a third party, (ii) October 31, 2003, or (iii) receipt by the Company of equity financing of $5,000,000 or more. If the Company obtains equity financing of $5,000,000 or more, the holders will have the right to convert the principal amount of the note and any accrued interest thereon into shares of the Company's common stock at the lower of $2.50 for each share of stock or the price per share of the common stock issued in the equity financing. If the Company is acquired, they will have the right to convert principal and interest on the note into shares of common stock at the lower of $2.50 per share, or the per share price paid by the person who acquires the Company.

                                    PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

     (a)  Exhibits
          --------

Exhibit No.    Description
-----------    -----------


3.1            Articles of Incorporation, as amended  **

3.2            By-laws  **

16.1 Letter from Arthur Anderson LLP to the Securities and Exchange Commission dated February 19, 2001.*

99.1 Village EDOCS, Inc. Consolidated Financial Statements For The Fiscal Years Ended December 31, 2000 and 1999 and Independent Auditors' Reports*


_______________________
*      Filed herewith.
**     Filed with the Form 10-SB filed by VillageEDOCS on August 29, 2000


     (b)  Reports on Form 8-K
          -------------------

Date           Subject
----           -------

2/19/01        Change in Registrant's Certified Accountants

                                  SIGNATURES

     In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                              VillageEDOCS, INC.
                                 (Registrant)


Date:  April 13, 2001


By: /s/ Michael A. Richard
   ------------------------------
   Michael A. Richard, Controller




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:


 /s/ K. Mason Conner                              Date: April 11, 2001
-------------------------------------------

K. Mason Conner
Director and Chief Executive Officer


 /s/ Thomas Zender                                Date: April 11, 2001
-------------------------------------------
Thomas Zender
Chairman of the Board of  Directors and
Corporate Secretary

 /s/ James Townsend                               Date: April 13, 2001
-------------------------------------------
James Townsend
Director


 /s/ Jay Hill                                     Date: April 12, 2001
-------------------------------------------
Jay Hill
Director