Form 10QSB
period 2001-03-31
VILLAGEEDOCS INC
filed 2001-05-15
CIK 1122099

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-QSB

               QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended March 31, 2001

                                      OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
      For the transition period from _________, 20__, to ________, 20__.

                       Commission File Number: 000-31395
                       ---------------------------------

                                 VillageEDOCS
                                 ------------


               California                            33-0668917
    ---------------------------------   -------------------------------------
     (State or Other Jurisdiction of    I.R.S. Employer Identification Number
     Incorporation or Organization)



14471 Chambers Road, Suite 105, Tustin, California             92780
--------------------------------------------------         ---------------
  (Address of principal executive offices)                    (Zip Code)


Registrant's telephone number, including area code:  (714) 734-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

              [_] YES                  [X] NO


There were 13,846,459 shares of the Registrant's common stock as of April 30, 2001.

Transitional Small Business Format (check one) Yes [_]  No [X]

                                 VillageEDOCS

------------------------------------------------------------------------------

                             Financial Statements
                  Three Months Ended March 31, 2001 and 2000
                                  (Unaudited)




                                   Contents

Financial Statements:

         Balance Sheet for March 31, 2001 (Unaudited)......................  1

         Statements of Operations for the three months ended
          March 31, 2001 and 2000 (Unaudited)..............................  2

         Statements of Cash Flows for the three months ended
          March 31, 2001 and 2000 (Unaudited)..............................  3

         Notes to Financial Statements.....................................  4

                                 VillageEDOCS

                                 Balance Sheet
                                  (unaudited)

----------------------------------------------------------------------------

                                                              March 31, 2001
                                                              --------------
     ASSETS
     Current Assets:
       Cash                                                   $       27,950
       Accounts receivable, net of allowance for doubtful
         accounts of $60,000                                         167,865
       Other current assets                                            9,472
                                                              --------------
         Total current assets                                        205,287

       Property and equipment, net                                   304,124
       Other assets                                                   22,373
                                                              --------------
                                                              $      531,784
                                                              ==============
     LIABILITIES and STOCKHOLDERS' EQUITY (deficit)
     Current Liabilities:
       Accounts payable                                       $      135,205
       Accrued expenses                                               72,744
       Accrued interest on convertible notes
         payable to related parties                                  119,277
       Current portion of capital lease obligations                  147,620
                                                              --------------
         Total current liabilities                                   474,846

     Capital lease obligations, net of current portion                73,114
     Convertible notes payable                                     1,351,992
                                                              --------------
         Total liabilities                                         1,899,952
                                                              --------------
     Stockholders' Equity (Deficit):
       Common stock, no par value:
         Authorized - 40,000,000 shares
         Issued and outstanding - 13,846,459                       4,843,331
       Additional  paid-in capital                                 1,187,132
       Accumulated deficit                                        (7,398,631)
                                                              --------------
         Total stockholders' equity (deficit)                     (1,368,168)
                                                              --------------
                                                              $      531,784
                                                              ==============

See accompanying notes to unaudited financial statements

                                 VillageEDOCS

                           Statements of Operations
                                  (unaudited)

-------------------------------------------------------------------------------


                                                         Three Months Ended
                                                      March 31,       March 31,
                                                           2001            2000
                                                    -----------     -----------
     Net Sales                                      $   303,379     $    45,445

     Cost of Sales                                      205,103         126,074
                                                    -----------     -----------
       Gross profit (loss)                               98,276         (80,629)
                                                    -----------     -----------
     Operating Expenses:
       Product and technology development               130,830          94,123
       Sales and marketing                              131,130         132,849
       General and administrative                       382,519         171,314
       Depreciation                                      26,083          14,094
                                                    -----------     -----------
         Total operating expenses                       670,562         412,380
                                                    -----------     -----------
     Loss from operations                              (572,286)       (493,009)

     Interest income                                         13          10,488
     Interest expense                                   (37,460)        (18,461)
                                                    -----------     -----------
         Net loss                                   $  (609,733)    $  (500,982)
                                                    ===========     ===========

     Basic and diluted loss available to common
     stockholders per common share                  $      (.04)    $      (.04)
                                                    ===========     ===========

     Weighted average shares outstanding             13,846,459      13,592,266
                                                    ===========     ===========

See accompanying notes to unaudited financial statements.

                                 VillageEDOCS

                           Statements of Cash Flows
                                  (unaudited)

--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                         March 31,          March 31,
                                                                              2001               2000
                                                                    --------------     --------------
Cash Flows from Operating Activities:
  Net loss                                                          $     (609,733)    $     (500,982)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                                          26,083             14,094
      Amortization of discount on convertible notes payable                     --                561
      Provision for loss on doubtful accounts receivable                    14,500                 --
      Estimated fair market value of stock options issued to
        non-employees for services rendered                                170,331                 --
      Changes in operating assets and liabilities:
        Accounts receivable                                                (29,581)            20,041
        Other assets                                                        (5,712)            (2,022)
        Accounts payable                                                   (25,146)           (31,414)
        Accrued expenses                                                    (1,043)            16,279
        Accrued interest on convertible notes payable                       30,449             (7,865)
                                                                    --------------     --------------

        Net cash used in operating activities                             (429,852)          (491,308)

Cash Flows from Investing Activities:
  Purchases of property and equipment                                       (1,637)           (16,580)

Cash Flows from Financing Activities:
  Proceeds from convertible notes payable to related parties               400,000                 --
  Proceeds from sale of common stock                                            --             54,552
  Principal payments on capital leases                                     (22,827)           (13,858)
                                                                    --------------     --------------
  Net cash provided by financing activities                                377,173             40,694
                                                                    --------------     --------------
  Net decrease in cash                                                     (54,316)          (467,194)

  Cash, beginning of period                                                 82,266          1,259,106
                                                                    --------------     --------------
  Cash, end of period                                               $       27,950     $      791,912
                                                                    ==============     ==============

See accompanying notes to unaudited financial statements

                                 VillageEDOCS
           Notes to Unaudited Financial Statements - March 31, 2001

------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the financial statements included herein. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of March 31, 2001, and the results of operations and cash flows for the three months ended March 31, 2001 and 2000.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2000, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2001. The interim results are not necessarily indicative of the results for a full year.

2.   Background and Organization
     ---------------------------

VillageEDOCS, formerly known as VillageFax.com, Inc. and SoftTek Technologies, Inc., was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company develops and markets Internet-enabled fax services to organizations throughout the United States and internationally.

3.   Going Concern
     -------------

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and has incurred significant losses from operations in each year since inception. The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its internet-enabled fax services.

The Company's success is dependent upon numerous items, certain of which are the successful implementation and marketing of its internet-enabled fax services, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company's current and future cost structure, and its success in obtaining financing for equipment and operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect upon the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can or will ever operate profitably.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

Until sufficient revenue levels are achieved, the Company will require additional financing to support its operations. Such sources of financing could include capital infusions, additional equity financing or debt offerings. Management plans to obtain convertible debt and equity financing from existing shareholders and equity financing from new shareholders during the remainder of 2001. Management is actively pursuing both of these financings. If the planned financings are obtained in the amounts being sought, the Company anticipates that it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or in an amount that would enable the Company to achieve and maintain profitable operations.

4.   Summary of Significant Accounting Policies
     ------------------------------------------

     Concentration of Credit Risk
     ----------------------------

     The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. At March 31, 2001, the Company has recorded an allowance for doubtful accounts of $60,000. One customer accounted for approximately 10% of accounts receivable at March 31, 2001 and approximately 20% of total sales for the three months ended March 31, 2001.

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management during the quarter ended March 31, 2001 include, among others, provisions for doubtful accounts, losses on property and equipment and valuation of deferred tax assets. Actual results could differ from those estimates.

     Revenue Recognition
     -------------------

     The Company provides internet-enabled fax services to businesses and charges for these services on either a per-page faxed or per-minute used basis. Service revenues are recognized when the services are performed.

     In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin 101 ("SAB 101"), "Revenue Recognition," which outlines the basic criteria that must be met to recognize revenue and provides guidance for presentation of revenue and for disclosure related to revenue recognition policies in financial statements filed with the Securities and Exchange Commission. The effective date of this pronouncement is the fourth quarter of the fiscal year beginning after December 15, 1999. The adoption of SAB 101 did not have a material impact on the Company's financial position and results of operations.

     Risks and Uncertainties
     -----------------------

     The Company operates in a highly competitive industry that is subject to intense competition and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

     Loss per Share
     --------------

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Under SFAS 128, basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares outstanding during the period of computation. Stock options and warrants outstanding are not considered common stock equivalents, as the effect on net loss per share would be anti-dilutive.

     Segment Information
     -------------------

     The Company adopted Statement of Financial Accounting Standards No. 131 ("SFAS No. 131"), "Disclosures about Segments of an Enterprise and Related Information," during fiscal 2000. SFAS 131 establishes standards for the way that public companies report information about operating segments and related disclosures about products and services, geographic areas and major customers in annual consolidated financial statements. The Company views its operations and manages its business as principally one segment.

     Comprehensive Income
     --------------------

     The Company has adopted Statement of Financial Accounting Standards No. 130 ("SFAS 130"), "Reporting Comprehensive Income." SFAS 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general-purpose financial statements. The adoption of SFAS 130 has not materially impacted the Company's financial position or results of operations as the Company has no items of comprehensive income.

     Derivative Instruments and Hedging Activities
     ---------------------------------------------

     The Company has adopted Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended by SFAS 137 and 138. The new accounting standard requires that all derivative instruments be recorded on the balance sheet at fair value. The adoption of this standard did not have a material effect on the Company's results of operations or financial position.

5.   Convertible Notes Payable
     -------------------------

     During the three months ended March 31, 2001, the Company borrowed $400,000 from two stockholders and issued convertible promissory notes bearing interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2003; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $5,000,000. If the Company is acquired, the notes plus accrued interest are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer. As of March 31, 2000 the outstanding principal balance of all convertible notes payable was $1,351,992.

     Total interest expense recognized on all the convertible notes payable was $30,449 and $13,800 during the three months ended March 31, 2001 and 2000, respectively. Total interest accrued and not paid on the convertible notes payable to related parties as of March 31, 2001 totaled $119,277 and is included in the accompanying balance sheet.

6.   Stockholders' Equity (Deficit)
     ------------------------------

     a.  Common Stock Issuances
         ----------------------

     The Company did not issue any common stock during the three months ended March 31, 2001.

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

     Under the Plan, the exercise price of each option shall not be less than 85 percent of fair market value on the date the option is granted.

     Options to purchase 235,000 shares of the Company's common stock at $2.50 per share (the estimated fair market value on the date of grant was $2.50 per share) were issued to employees during the three months ended March 31, 2001, vesting on various dates from the date of grant through 2006.
     490,000 options were cancelled during the quarter ended March 31, 2001 due to the termination of employment.

     Pursuant to Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company recorded compensation expense of $170,331 and $0 during the three months ended March 31, 2001 and 2000, respectively, for previously issued option and warrants.

7.   Earnings per Share
     ------------------

     Basic and diluted loss per common share is computed as follows:

                                                                       March 31,       March 31,
                                                                            2001            2000
                                                                     -----------     -----------
    Numerator for basic and diluted loss per common share:
       Net loss available to common stockholders                     $  (609,733)    $  (500,982)
                                                                     ===========     ===========

     Denominator for basic and diluted loss per common share:
       Weighted average common shares outstanding                     13,846,459      13,592,266
                                                                     ===========     ===========
     Net loss per common share available to common stockholders

            Net loss per share                                       $     (0.04)    $     (0.04)
                                                                     ===========     ===========

8.   Litigation
     ----------

     The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

                                 VillageEDOCS

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

-------------------------------------------------------------------------------

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our beliefs and assumptions, and on information currently available to us. The words "anticipated," "believe," "expect," "plan," "intended," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "DESCRIPTION OF BUSINESS--RISK FACTORS" in the Company's Form 10-SB filed with the Securities and Exchange Commission on December 20, 2000. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of March 31, 2001 and the unaudited statements of operations and cash flows for the three months ended March 31, 2001, and 2000 and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2000 and 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13, 2001. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Results of Operations

Three Months Ended March 31, 2001 Compared to Three Months Ended March 31, 2000
-------------------------------------------------------------------------------

Net Sales
---------
Revenues for the three months ended March 31, 2001 were $303,379, a 568% increase over net sales for prior year quarter of $45,445. The increase in the 2001 quarter reflected the activity of the direct sales program which commenced in the second quarter of 2000.

Cost of Sales
-------------
Cost of sales for the three months ended March 31, 2001 increased $79,029 to $205,103 from the $126,074 reported for the three months ended March 31, 2000. The overall increase in 2001 was characterized by higher variable telecommunications costs incurred as a result of higher business volume which were partially offset by significant decreases in fixed costs of sales, including salaries and benefits for operations personnel.

Gross Profit
------------
Gross profit for the three months ended March 31, 2001 was $98,276 as compared to a gross loss of $(80,629) for the prior year quarter. The increase of $178,905 is attributable to both a reduction in fixed costs of sales and a significant increase in sales volume and pricing for the Company's internet fax delivery services.

Operating Expenses
------------------
Operating expenses for the three months ended March 31, 2001 increased by 63% to $670,562 from the $412,380 reported in the three months ended March 31, 2000, an increase of $258,182. The increase in the 2001 quarter was due to a higher volume of business as indicated by the 568% increase in Net sales over the prior year quarter. Product and technology development increased $36,707 to $130,830 from the $94,123 reported in the prior year quarter due to service enhancements. Sales and marketing decreased slightly to $131,130 from the $132,849 reported in the prior year quarter. General and administrative increased by $211,205 to $382,519 from the $171,314 reported in the prior year quarter as a result of increased non-cash compensation charges of $170,331 incurred in connection with the vesting of certain non-employee stock options during the quarter in addition to increased legal and accounting, insurance and bad debt expenses resulting from the overall increase in business volume. Depreciation and amortization expense increased $11,989 to $26,083 from the $14,094 reported in the prior year quarter because the Company owned more depreciable computer equipment in 2001.

Interest Income and Expense
---------------------------
Interest income decreased by $10,475 to $13 for the three months ended March 31, 2001 from the $10,488 reported in the prior year quarter due to a reduction in cash the Company had available to invest in interest-bearing accounts. Interest expense for the quarter ended March 31,2001 increased 103% to $37,460 from the $18,461 reported in the prior year quarter due to an increase in debt financing provided by related parties in consideration for convertible promissory notes.

Net Loss
--------
As a result of the foregoing, net loss for the three months ended March 31, 2001 was $609,733, or $0.04 per share, compared to a net loss of $500,982, or $0.04 per share, for the three months ended March 31, 2000.

Liquidity and Capital Resources

During the quarter ended March 31, 2001, the Company's net cash position decreased by $54,316 to $27,950. Although the company generated cash in the amount of $377,173 from financing activities, the Company's operating and investing activities used net cash of $429,852 and $1,637, respectively. These activities contributed to a net working capital deficit of $(269,559) and a stockholders' deficit of $(1,368,168) as of March 31, 2001.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to continue to experience negative operating and investing cash flows for the foreseeable future. We have a history of losses, have never been profitable, and may never achieve profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. We currently anticipate that our available cash resources will be insufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2001. Accordingly, we have significant additional capital requirements.

To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from borrowings, supplemented by revenues from sales of our services. From inception to April 30, 2001, the Company has received approximately $4,349,000 from the sale of common stock and convertible notes subsequently converted into common stock. Between November 2000 and June 2001, our operating shortfalls have been, and are anticipated to be, funded by two shareholders, one of whom is also a director, who have loaned us $950,000 for that purpose. As long as these shareholders continue to fund our operations, we will be able to sustain operations at current levels. However, these shareholders have no obligation to continue to fund our operating shortfalls and could stop doing so at any time.

We will require additional financing to support our operations until we become profitable. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. In our opinion our current revenue stream can provide sufficient cash to operate at current staffing levels through July 2001. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. Management is actively pursuing obtaining additional funds. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable the Company to achieve and maintain profitable operations. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations.

The Independent Auditors' Report on our December 31, 2000 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

The Company presently has no material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Management does not believe that inflation has had a material effect on the Company's financial condition or results of operations.

                                 VillageEDOCS

------------------------------------------------------------------------------

PART II

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not a party in any lawsuits.

The Company was involved in a dispute with a prior law firm regarding legal fees. The law firm demanded $63,600 for nonpayment of services it believes were rendered on behalf of the Company. We contested this claim. A negotiated settlement of $31,800 was reached in September 2000. Under the settlement agreement the Company agreed to pay $31,800 over a six-month period. A marketing company has threatened legal action related to its claim that the Company owes it $48,000 for services rendered. The Company agrees that it owes $24,000 for such services, which amount is recorded as a liability in the Company's financial statements. The Company believes the claim for the additional $24,000 is without merit, and that the outcome of any legal action will not have a material adverse effect on the Company.

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

ITEM 2 - CHANGES IN SECURITIES.

Options to purchase 235,000 shares of the Company's common stock at $2.50 per share (the estimated fair market value on the date of grant was $2.50 per share) were issued to employees during the three months ended March 31, 2001, vesting on various dates from the date of grant through 2006. Options to purchase 490,000 shares were cancelled during the quarter ended March 31, 2001 due to the termination of employment.

During the three months ended March 31, 2001, the Company borrowed $400,000 from two stockholders and issued convertible promissory notes bearing interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2003; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $5,000,000. If the Company is acquired, the notes plus accrued interest are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5 - OTHER MATTERS.

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

   (a)     Exhibits
           --------

           None.

   (b)     Reports on Form 8-K
           -------------------

           Date         Subject
           ----         -------

           2/19/01      Change in Registrant's Certified Accountants



                                  SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:


                                   VillageEDOCS (Registrant)


Dated:  May 14, 2001               By: /s/ K. Mason Conner
                                      ------------------------------------------
                                           K. Mason Conner
                                           Chief Executive Officer and Director



Dated:  May 14, 2001               By: /s/ Michael A. Richard
                                      ------------------------------------------
                                           Michael A. Richard
                                           Controller
                                           (Principal Accounting Officer)