Form 10QSB
period 2001-06-30
VILLAGEEDOCS INC
filed 2001-08-03
CIK 1122099

               UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  Form 10-QSB

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the quarterly period ended June 30, 2001

                                      OR

             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934
       For the transition period from_________, 20__, to________, 20__.

                       Commission File Number: 000-31395
                       ---------------------------------

                                 VillageEDOCS
                                 ------------


             California                              33-0668917
   -------------------------------      ------------------------------------
   (State or Other Jurisdiction of      I.R.S. Employer Identification Number
   Incorporation or Organization)



  14471 Chambers Road, Suite 105, Tustin, California            92780
  ---------------------------------------------------         ----------
       (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code:  (714) 734-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                       [X] YES            [_] NO


There were 13,951,559 shares of the Registrant's no par value common stock outstanding as of July 31, 2001.

Transitional Small Business Format (check one) Yes [_]  No [X]

                                 VillageEDOCS
________________________________________________________________________________

                             Financial Statements
               Three and Six Months Ended June 30, 2001 and 2000
                                  (Unaudited)




                                   Contents

Financial Statements:

     Balance Sheet for June 30, 2001 (Unaudited)........................1

     Statements of Operations for the three and six months ended
      June 30, 2001 and 2000 (Unaudited)................................2

     Statements of Cash Flows for the six months ended
      June 30, 2001 and 2000 (Unaudited)................................3

     Notes to Financial Statements......................................4

                                  VillageEDOCS
                                 Balance Sheet
                                  (unaudited)
 ______________________________________________________________________________


                                                         June 30, 2001
                                                         -------------
ASSETS
Current Assets:
  Cash                                                     $    33,199
  Accounts receivable, net of allowance for doubtful
      accounts of $45,000                                      178,321
  Other current assets                                          11,526
                                                           -----------
    Total current assets                                       223,046

  Property and equipment, net                                  283,041
  Other assets                                                  22,373
                                                           -----------
                                                           $   528,460
                                                           ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                         $   141,389
  Accrued expenses                                             102,788
  Accrued interest on convertible notes
     payable to related parties                                158,085
  Current portion of capital lease obligations                 112,849
                                                           -----------
    Total current liabilities                                  515,111

Capital lease obligations, net of current portion               74,435
Convertible notes payable to related parties                 1,691,992
                                                          ------------
    Total liabilities                                        2,281,538
                                                          ------------
Stockholders' Equity (Deficit):
  Common stock, no par value:
     Authorized - 40,000,000 shares
     Issued and outstanding - 13,951,559                     4,843,331
   Additional  paid-in capital                               1,188,183
   Accumulated deficit                                      (7,784,592)
                                                          ------------
      Total stockholders' equity (deficit)                  (1,753,078)
                                                          ------------
                                                          $    528,460
                                                          ============

See accompanying notes to unaudited financial statements

                                  VillageEDOCS
                            Statements of Operations
                                  (unaudited)
______________________________________________________________________________


                                                  Three Months Ended               Six Months Ended
                                              June 30,        June 30,         June 30,        June 30,
                                               2001            2000              2001           2000
                                            -----------     -----------      -----------     -----------
Net Sales                                   $   322,383     $    84,256      $   625,762     $   129,700

Cost of Sales                                   245,215         201,597          450,319         327,671
                                            -----------     -----------      -----------     -----------
     Gross profit (loss)                         77,168        (117,341)         175,443        (197,971)
                                            -----------     -----------      -----------     -----------
Operating Expenses:
    Product and technology development          137,163          89,737          267,993         183,861
    Sales and marketing                         117,825         159,588          248,955         292,437
    General and administrative                  140,404         148,060          522,924         318,574
    Depreciation                                 22,176          15,678           48,259          29,211
                                            -----------     -----------      -----------     -----------
      Total operating expenses                  417,568         413,063        1,088,131         824,083
                                            -----------     -----------      -----------     -----------
      Loss from operations                     (340,400)       (530,404)        (912,688)     (1,022,054)

Interest income                                      --           8,674               13          19,162
Interest (expense)                              (44,759)        (23,460)         (82,219)        (42,482)
                                            -----------     -----------      -----------     -----------
     Loss before provision for income
      taxes                                 $  (385,159)    $  (545,190)     $  (994,894)    $(1,045,374)

Provision for income taxes                          800              --              800             800
                                            -----------     -----------      -----------     -----------
     Net loss                               $  (385,959)    $  (545,190)     $  (995,694)    $(1,046,174)
                                            ===========     ===========      ===========     ===========
Basic and diluted loss available to
 common stockholders per common share             $(.03)          $(.04)           $(.07)          $(.08)
                                            ===========     ===========      ===========     ===========

Weighted average shares outstanding          13,897,721      13,600,593       13,853,427      13,475,466
                                            ===========     ===========      ===========     ===========

See accompanying notes to unaudited financial statements.

                                  VillageEDOCS
                            Statements of Cash Flows
                                  (unaudited)
 _____________________________________________________________________________

                                                                                        Six Months Ended
                                                                                  June 30,            June 30,
                                                                                    2001                2000
                                                                                 ---------          -----------
Cash Flows from Operating Activities:
  Net loss                                                                       $(995,694)         $(1,046,174)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation                                                               48,259               29,300
         Amortization of discount on convertible notes payable                          --                  561
         Provision for loss on doubtful accounts receivable                         (2,448)              (1,000)
         Estimated fair market value of stock options issued to
              non-employees for services rendered                                  170,331                   --
         Changes in operating assets and liabilities:
              Accounts receivable                                                  (22,866)             (14,470)
              Other assets                                                          (7,989)              (8,889)
              Accounts payable                                                     (18,962)             (26,698)
              Accrued expenses and other                                            98,258               54,120
                                                                                 ---------          -----------

            Net cash used in operating activities                                 (731,111)          (1,013,250)
                                                                                 ---------          -----------
  Cash Flows from Investing Activities:
      Purchases of property and equipment                                           (2,730)             (11,116)
                                                                                 ---------          -----------
  Cash Flows from Financing Activities:
      Proceeds from convertible notes payable to related parties                   740,000                3,365
      Proceeds from sale of common stock                                                --               81,619
      Principal payments on capital leases                                         (56,277)             (30,454)
      Proceeds from exercise of warrants                                             1,051                   --
                                                                                 ---------          -----------
      Net cash provided by financing activities                                    684,774               54,530
                                                                                 ---------          -----------
      Net decrease in cash                                                         (49,067)            (969,836)

      Cash, beginning of period                                                     82,266            1,259,106
                                                                                 ---------          -----------
      Cash, end of period                                                        $  33,190          $   289,270
                                                                                 =========          ===========
  -Supplemental disclosure of cash flow information -
      Cash paid during the period for:

          Interest                                                               $  12,962          $        --
                                                                                 =========          ===========
          Income taxes                                                           $     800          $       800
                                                                                 =========          ===========

   See accompanying notes to unaudited financial statements

                                 VillageEDOCS
            Notes to Unaudited Financial Statements - June 30, 2001
________________________________________________________________________________


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the financial statements included herein. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of June 30, 2001, the results of operations for the three and six months ended June 30, 2001 and 2000 and the cash flows for the six months ended June 30, 2001 and 2000.

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

4.   Summary of Significant Accounting Policies
     ------------------------------------------

     Concentration of Credit Risk
     ----------------------------

     The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. At June 30, 2001, the Company has recorded an allowance for doubtful accounts of $45,000. One customer accounted for approximately 11% of accounts receivable at June 30, 2001 and approximately 19% of total sales for the six months ended June 30, 2001.

     Use of Estimates in the Preparation of Financial Statements
     -----------------------------------------------------------

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, provisions for doubtful accounts, losses on property and equipment and valuation of deferred tax
     assets.   Actual results could differ from those estimates.

     Revenue Recognition
     -------------------

     The Company provides internet-enabled fax services to businesses and charges for these services on either a per -page faxed or per- minute used basis. Service revenues are recognized when the services are performed.

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


     Risks and Uncertainties
     -----------------------

     The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

     Loss per Share
     --------------

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Under SFAS 128, basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. Stock options and warrants outstanding are not considered common stock equivalents, as the effect on net loss per share would be anti-dilutive .

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


5.   Convertible Notes Payable
     -------------------------

During the six months ended June 30, 2001, the Company borrowed $740,000 from two stockholders and issued convertible promissory notes bearing interest at 10 percent per annum. During November and December 2000, we borrowed $400,000 from these individuals pursuant to identical convertible promissory notes. The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2003; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $5,000,000. If the Company is acquired, the notes plus accrued interest are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer. As of June 30, 2001 the outstanding principal balance of all convertible notes payable was $1,691,992.

Total interest expense recognized on all the convertible notes payable was $82,219 and $42,482 during the six months ended June 30, 2001 and 2000, respectively. Total interest accrued and not paid on the convertible notes payable to related parties as of June 30, 2001 totaled $158,085 and is included in the accompanying balance sheet.

6.   Stockholders' Equity (Deficit)
     ------------------------------

     a.  Common Stock Issuances
         ----------------------

     During the six months ended June 30, 2001, the Company issued 105,100 shares of common stock for $1,051 in cash in connection with the exercise of warrants.

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

     Options to purchase 235,000 shares of the Company's common stock at $2.50 per share (the estimated fair market value on the date of grant was $2.50 per share) were issued to employees during the six months ended June 30, 2001, vesting on various dates from the date of grant through 2006. 505,000 options were cancelled during the six months ended June 30, 2001 due to the termination of employment.

     Pursuant to Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company recorded compensation expense of $170,331 and $0 during the six months ended June 30, 2001 and 2000, respectively, for previously issued option and warrants.

7.   Earnings per Share
     ------------------

     Basic and diluted loss per common share is computed as follows:

                                                                        June 30,        June 30,
                                                                            2001            2000
                                                                      ----------     -----------
      Numerator for basic and diluted loss per common share:
         Net loss available to common stockholders                    $ (995,694)    $(1,046,174)
                                                                      ===========    ===========
      Denominator for basic and diluted loss per common share:
         Weighted average common shares outstanding                    13,872,090      13,475,466
                                                                      ===========     ===========
      Net loss per common share available to common stockholders
                  Net loss per share                                  $     (0.07)    $     (0.08)
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

                                 VillageEDOCS

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
________________________________________________________________________________

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

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of June 30, 2001 and the unaudited statements of operations and cash flows for the three and six months ended June 30, 2001, and 2000 and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2000 and 1999 included in the Company's Annual Report on Form 10-
KSB filed with the Securities and Exchange Commission on April 13, 2001.   This
discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Results of Operations

Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000
-----------------------------------------------------------------------------

Net Sales
---------

Net sales for the three months ended June 30, 2001 were $322,383, a 283% increase over net sales for prior year quarter of $84,256. The increase in the 2001 quarter reflected a significant improvement in the volume of sales to more profitable customers.

Cost of Sales
-------------

Cost of sales for the three months ended June 30, 2001 increased $43,618 to $245,215 from the $201,597 reported for the three months ended June 30, 2000. The overall increase in 2001 was characterized by higher variable telecommunications costs incurred as a result of higher business volume which were partially offset by significant decreases in fixed costs of sales, including salaries and benefits for operations personnel.

Gross Profit
------------
Gross profit for the three months ended June 30, 2001 was $77,168 as compared to a gross loss of $(117,341) for the prior year quarter. The increase of $194,509 is attributable to both a reduction in fixed costs of sales and a significant increase in sales volume and pricing for the Company's internet fax delivery services.

Operating Expenses
------------------
Operating expenses for the three months ended June 30, 2001 increased by 1% to $ 417,568 from the $413,063 reported in the three months ended June 30, 2000, an increase of $4,505. The increase in the 2001 quarter was due to a higher volume of business as indicated by the 283% increase in net sales over the prior year quarter. Product and technology development increased $47,426 to $137,163 from the $89,737 reported in the prior year quarter due to service enhancements. Sales and marketing decreased to $117,825 from the $159,588 reported in the prior year quarter due to a reduction in outside sales staff. General and administrative decreased by $7,656 to $140,404 from the $148,060 reported in the prior year quarter as a result of decreased legal and accounting, expenses. Depreciation and amortization expense increased $6,498 to $22,176 from the $15,678 reported in the prior year quarter because the Company owned more depreciable computer equipment in 2001.

Interest Income and Expense
---------------------------
Interest income decreased by $8,674 to $0 for the three months ended June 30, 2001 due to a reduction in cash that the Company had available to invest in interest-bearing accounts. Interest expense for the quarter ended June 30,2001 increased 91% to $44,759 from the $23,460 reported in the prior year quarter due to an increase in debt financing provided by related parties in consideration for convertible promissory notes.

Net Loss
--------
As a result of the foregoing, net loss for the three months ended June 30, 2001 was $385,959, or $0.03 per share, compared to a net loss of $545,190, or $0.04 per share, for the three months ended June 30, 2000.

Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000
-------------------------------------------------------------------------

Net Sales
---------
Net sales for the six months ended June 30, 2001 were $625,762, a 382% increase
over net sales for prior year period of $129,700.   The increase in the 2001
quarter reflected a significant improvement in the volume of sales to more profitable customers.

Cost of Sales
-------------
Cost of sales for the six months ended June 30, 2001 increased $122,648 to $450,319 from the $327,671 reported for the six months ended June 30, 2000. The overall increase in 2001 was characterized by higher variable telecommunications costs incurred as a result of higher business volume which were partially offset by significant decreases in fixed costs of sales, including salaries and benefits for operations personnel.

Gross Profit
------------
Gross profit for the six months ended June 30, 2001 was $175,443 as compared to a gross loss of $(197,971) for the prior year period. The increase of $373,414 is attributable to both a reduction in fixed costs of sales and a significant increase in sales volume and pricing for the Company's internet fax delivery services.

Operating Expenses
------------------
Operating expenses for the six months ended June 30, 2001 increased by 32% to $1,088,131 from the $824,083 reported in the six months ended June 30, 2000, an increase of $264,048. The increase in the 2001 period was due to a higher volume of business as indicated by the 382% increase in net sales over the prior year period. Product and technology development increased $84,132 to $267,993 from the $183,861 reported in the prior year six month period due to service enhancements. Sales and marketing decreased to $248,955 from the $292,437 reported in the prior year six month period due to a reduction in outside sales staff. General and administrative increased by $204,350 to $522,924 from the $318,574 reported in the prior year six month period as a result of increased non-cash compensation charges of $170,331 incurred in connection with the vesting of certain non-employee stock options during the six months ended June 30, 2001 in addition to increased legal and accounting, insurance and bad debt expenses resulting from the overall increase in business volume. Depreciation and amortization expense increased $19,048, or 65%, to $48,259 from the $29,211 reported in the prior year six month period because the Company owned more depreciable computer equipment in 2001.

Interest Income and Expense
---------------------------
Interest income decreased by $19,149 to $13 for the six months ended June 30, 2001 from the $19,162 reported in the six months ended June 30, 2000 due to a reduction in cash the Company had available to invest in interest-bearing accounts. Interest expense for the six months ended June 30,2001 increased 94% to $82,219 from the $42,482 reported in the prior year six month period due to an increase in debt financing provided by related parties in consideration for convertible promissory notes.

Net Loss
--------
As a result of the foregoing, net loss for the six months ended June 30, 2001 was $995,694, or $0.07 per share, compared to a net loss of $1,046,174, or $0.08 per share, for the six months ended June 30, 2000.


Liquidity and Capital Resources

During the six months ended June 30, 2001, the Company's net cash position decreased by $49,067 to $33,199. Although the Company generated cash in the amount of $684,774 from financing activities, the Company's operating and investing activities used net cash of $731,111 and $2,730, respectively. These activities contributed to a net working capital deficit of $(292,065) and a stockholders' deficit of $(1,753,078) as of June 30, 2001.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need substantial amounts of working capital to fund the growth of our business, we expect to continue to experience negative operating and investing cash flows for the foreseeable future. We have a history of losses. Although we intend to continue our strategy of increasing sales to more profitable clients while attempting to reduce variable costs of sales and overhead, we have never been profitable and may never achieve profitability. If we do achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis. We currently anticipate that our available cash resources will be insufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2001. Accordingly, we have significant additional capital requirements.

To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from borrowings, supplemented by revenues from sales of our services. From inception to July 31, 2001, the Company has received approximately $4,349,000 from the sale of common stock and convertible notes subsequently converted into common stock. Between November 2000 and June 2001, our operating shortfalls have been, and are anticipated to be, funded by two shareholders, one of whom is also a director, who have loaned us $1,140,000 for that purpose. As long as these shareholders continue to fund our operations, we will be able to sustain operations at current levels. However, these shareholders have no obligation to continue to fund our operating shortfalls and could stop doing so at any time.

We will require additional financing to support our operations until we become profitable. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. In our opinion our current revenue stream can provide sufficient cash to operate at current staffing levels through October 2001. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. Management is actively pursuing obtaining additional funds. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable the Company to achieve and maintain profitable operations. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations.

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

                                  VillageEDOCS
______________________________________________________________________________


PART II


ITEM 1 - LEGAL PROCEEDINGS.

The Company is not a party in any lawsuits.

The Company was involved in a dispute with a prior law firm regarding legal fees. The law firm demanded $63,600 for nonpayment of services it believes were rendered on behalf of the Company. We contested this claim. A negotiated settlement of $31,800 was reached in September 2000 and final payment was made during the six months ended June 30, 2001.

During 1999, a marketing company threatened legal action related to its claim that the Company owes it $48,000 for services rendered. The Company agrees that it owes $24,000 for such services, which amount is recorded as a liability in the Company's financial statements. As of August 3, 2001, no action has been filed and we are continuing discussions regarding the disputed amount. The Company believes the claim for the additional $24,000 is without merit, and that the outcome of any legal action will not have a material adverse effect on the Company.

In early 1999, the Company received communications from a company asserting the ownership of certain United States and Canadian patents and making a licensing proposal for these patents on unspecified terms. The Company has not accepted the licensing proposal. If these claims are pursued and proven accurate and the Company is not able to enter into a licensing agreement on acceptable terms, it would have a material adverse effect on the Company.


ITEM 2 - CHANGES IN SECURITIES.

During the six months ended June 30, 2001, the Company issued 105,100 shares of common stock for cash in connection with the exercise of warrants pursuant to an exemption from registration described in Section 4(2) of the Securities Act of 1933, as amended.

Options to purchase 235,000 shares of the Company's common stock at $2.50 per share (the estimated fair market value on the date of grant was $2.50 per share) were issued to employees during the six months ended June 30, 2001, vesting on various dates from the date of grant through 2006. 505,000 options were cancelled during the six months ended June 30, 2001 due to the termination of employment.

During the six months ended June 30, 2001, the Company borrowed $740,000 from two stockholders and issued convertible promissory notes bearing interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2003; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $5,000,000. If the Company is acquired, the notes plus accrued interest are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5 - OTHER MATTERS.

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits
       --------

       None.

(b)    Reports on Form 8-K
       -------------------

       None.



                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:


                                 VillageEDOCS (Registrant)


Dated:   August 3, 2001          By:   /s/  K. Mason Conner
                                      ---------------------
                                            K. Mason Conner
                                            Chief Executive Officer and Director



Dated:  August 3, 2001           By:    /s/ Michael A. Richard
                                      ------------------------
                                            Michael A. Richard
                                            Controller
                                            (Principal Accounting Officer)