Form 10QSB
period 2001-09-30
VILLAGEEDOCS INC
filed 2001-11-13
CIK 1122099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
               For the quarterly period ended September 30, 2001

                                       OR

               TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
        For the transition period from_________, 20__, to________, 20__.

                       Commission File Number: 000-31395
                       ---------------------------------

                                  VillageEDOCS
                                  ------------


          California                                 33-0668917
  ---------------------------------        ------------------------------
   (State or Other Jurisdiction of         I.R.S. Employer Identification
    Incorporation or Organization)                     Number



14471 Chambers Road, Suite 105, Tustin, California             92780
--------------------------------------------------    ------------------------
  (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (714) 734-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

           X     YES                         ___  NO
          ---


There were 13,997,424 shares of the Registrant's common stock outstanding as of October 31, 2001.

Transitional Small Business Format (check one) Yes  ___   No X___

                                  VillageEDOCS
________________________________________________________________________________


                         PART I - FINANCIAL INFORMATION



ITEM 1 - FINANCIAL STATEMENTS


     Balance Sheet for September 30, 2001 (Unaudited).........................1

     Statements of Operations for the three and nine months ended
      September 30, 2001 and 2000 (Unaudited).................................2

     Statements of Cash Flows for the nine months ended
      September 30, 2001 and 2000 (Unaudited).................................3
 .
     Notes to Financial Statements............................................4

                                  VillageEDOCS
                                 Balance Sheet
                                  (Unaudited)
 ______________________________________________________________________________


                                                                       September 30, 2001
                                                                     -----------------------
ASSETS
Current Assets:
  Cash                                                                  $    23,672
  Accounts receivable, net of allowance for doubtful
      accounts of approximately $45,000                                     198,938
  Other current assets                                                       21,633
                                                                       ------------
    Total current assets                                                    244,243

  Property and equipment, net                                               261,204
  Other assets                                                               22,373
                                                                       ------------
                                                                        $   527,820
                                                                       ============
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                                      $   226,094
  Accrued expenses                                                           95,798
  Accrued interest on convertible notes
     payable to related parties                                             204,345
  Current portion of capital lease obligations                              100,361
                                                                       ------------
    Total current liabilities                                               626,598

Capital lease obligations, net of current portion                            46,263
Convertible notes payable to related parties                              1,961,992
                                                                       ------------
    Total liabilities                                                     2,634,853
                                                                       ------------
Stockholders' Equity (Deficit):
  Common stock, no par value:
     Authorized - 40,000,000 shares
     Issued and outstanding - 13,997,424                                  4,843,331
   Additional  paid-in capital                                            1,188,632
   Accumulated deficit                                                   (8,138,996)
                                                                       ------------
      Total stockholders' equity (deficit)                               (2,107,033)
                                                                       ------------
                                                                        $   527,820
                                                                       ============

See accompanying notes to unaudited financial statements

                                  VillageEDOCS
                            Statements of Operations
                                  (Unaudited)
______________________________________________________________________________


                                                         Three Months Ended                      Nine Months Ended
                                                  September 30,      September 30,     September 30,           September 30,
                                                      2001               2000                2001                  2000
                                                ----------------   ----------------   -----------------    -------------------
Net Sales                                            $   327,124        $   175,678         $   952,181           $   305,378

Cost of Sales                                            261,856            314,590             712,175               642,261
                                                ----------------   ----------------   -----------------    -------------------
     Gross profit (loss)                                  65,268           (138,912)            240,006              (336,883)
                                                ----------------   -----------------  -----------------    -------------------
Operating Expenses:
    Product and technology development                   127,605             89,349             395,599               273,210
    Sales and marketing                                   83,441            180,632             332,396               473,069
    General and administrative                           135,604            143,045             658,527               461,618
    Depreciation                                          21,837             23,936              70,096                53,147
                                                ----------------   -----------------  -----------------    -------------------
      Total operating expenses                           368,487            436,962           1,456,618             1,261,044
                                                ----------------   -----------------  -----------------    -------------------
      Loss from operations                              (303,218)          (575,874)         (1,216,612)           (1,597,927)

Interest income                                               --                 --                  13                23,519
Interest (expense)                                       (50,481)           (23,019)           (132,701)              (69,857)
                                                ----------------   -----------------  -----------------    -------------------
     Loss before provision for income                   (353,700)          (598,893)         (1,349,300)           (1,644,265)
      taxes

Provision for income taxes                                    --                 --                 800                   800
                                                ----------------   -----------------  -----------------    -------------------
     Net loss                                        $  (353,700)       $  (598,893)        $(1,350,100)          $(1,645,065)
                                                ================   ================   =================    ==================
Basic and diluted loss available to
 common stockholders per common share                      $(.03)             $(.04)              $(.10)                $(.12)
                                                 ================   ================   =================    ==================

Weighted average shares outstanding                   13,991,292         13,655,646          13,886,497            13,560,428
                                                ================   ================   =================    ==================

See accompanying notes to unaudited financial statements.

                                  VillageEDOCS
                            Statements of Cash Flows
                                  (Unaudited)
 _____________________________________________________________________________


                                                                                   Nine Months Ended
                                                                         September 30,           September 30,
                                                                             2001                    2000
                                                                    ---------------------    --------------------
Cash Flows from Operating Activities:
  Net loss                                                                    $(1,350,100)            $(1,645,065)
  Adjustments to reconcile net loss to net cash
     used in operating activities:
         Depreciation                                                              70,096                  53,147
         Amortization of discount on convertible notes payable                         --                   5,048
         Provision for loss on doubtful accounts receivable                        17,033                   5,000
         Issuance of common stock for services                                         --                  78,378
         Estimated fair market value of stock options issued to
              non-employees for services rendered                                 170,320                  11,250
         Changes in operating assets and liabilities:
              Accounts receivable                                                 (63,187)                (99,661)
              Other assets                                                        (17,873)                (14,245)
              Accounts payable                                                     65,746                  28,013
              Accrued expenses and other                                          137,528                  53,048
                                                                              -----------             -----------

            Net cash used in operating activities                                (970,437)             (1,525,087)
                                                                              -----------             -----------
  Cash Flows from Investing Activities:
      Purchases of property and equipment                                          (2,730)                (28,147)
                                                                              -----------             -----------
  Cash Flows from Financing Activities:
      Proceeds from convertible notes payable to related parties                1,010,000                      --
      Proceeds from sale of common stock                                               --                 527,500
      Principal payments under capital leases                                     (96,937)                (62,819)
      Proceeds from the exercise of warrants                                        1,510                   2,906
                                                                              -----------             -----------
      Net cash provided by financing activities                                   914,573                 467,587
                                                                              -----------             -----------
      Net decrease in cash                                                        (58,594)             (1,085,647)

      Cash, beginning of period                                                    82,266               1,259,106
                                                                              -----------             -----------
      Cash, end of period                                                     $    23,672             $   173,459
                                                                              ===========             ===========
Supplemental disclosure of cash flow information -
     Cash paid during the period for:

          Interest                                                            $    17,184             $        --
                                                                              ===========             ===========
          Income taxes                                                        $       800             $       800
                                                                              ===========             ===========

See accompanying notes to unaudited financial statements

                                  VillageEDOCS
          Notes to Unaudited Financial Statements - September 30, 2001
______________________________________________________________________________


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the financial statements included herein. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of September 30, 2001, and the results of operations and cash flows for the three and nine months ended September 30, 2001 and 2000.

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

Until sufficient revenue levels are achieved, the Company will require additional financing to support its operations. Such sources of financing could include capital infusions, additional equity financing or debt offerings. Management plans to obtain convertible debt and equity financing from existing shareholders and equity financing from new shareholders during the remainder of 2001. Management is actively pursuing both of these financing arrangements. If the planned financings are obtained, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

4.   Summary of Significant Accounting Policies
     ------------------------------------------

     Concentration of Credit Risk
     ----------------------------

     The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. At September 30, 2001, the Company has recorded an allowance for doubtful accounts of $45,000. One customer accounted for approximately 11% of accounts receivable at September 30, 2001. Another customer accounted for approximately 17% of total sales for the nine months ended September 30, 2001.

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

     Revenue Recognition
     -------------------

     The Company provides internet-enabled fax services to businesses and charges for these services on either a per- page faxed or per- minute used basis. Service revenues are recognized when the services are performed.

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

     Loss per Share
     --------------

     The Company has adopted Statement of Financial Accounting Standards No. 128 ("SFAS 128"), "Earnings per Share." Under SFAS 128, basic loss per share is computed by dividing income available to common shareholders by the weighted-average number of common shares assumed to be outstanding during the period of computation. Diluted earnings per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. No stock options or warrants outstanding were considered common stock equivalents, as the effect on net loss per share would be anti-dilutive.

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

     Stock-Based Compensation
     ------------------------

     The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation." SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 6).

     In March 2000, the FASB issued Interpretation No. 44 ("FIN 44"), "Accounting for Certain Transactions Involving Stock Compensation, an interpretation of APB 25." FIN 44 clarifies the application of APB 25 for
     (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. FIN 44 is effective July 1, 2000, but certain provisions cover specific events that occur after either December 15, 1998, or January 12, 2000. The adoption of FIN 44 did not have a material effect on the Company's financial statements.

     Recent Accounting Pronouncements
     --------------------------------

     In July 2001, FASB issued SFAS No. 141, "Business Combinations," which is effective for business combinations initiated after June 30, 2001. SFAS No. 141 eliminates the pooling of interest method of accounting for business combinations and requires that all business combinations occurring on or after July 1, 2001 are accounted for under the purchase method. The Company does not expect SFAS No. 141 to have a material impact on its financial statements.

     In July 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets," which is effective for fiscal years beginning after December 15, 2001. SFAS No. 142 addresses how intangible assets that are acquired individually or with a group of other assets should be accounted for in the financial statements upon their acquisition and after they have been initially recognized in the financial statements. SFAS No. 142 requires that goodwill and intangible assets that have indefinite useful lives not be amortized but rather be tested at least annually for impairment, and intangible assets that have finite useful lives be amortized over their useful lives. SFAS No. 142 provides specific guidance for testing goodwill and intangible assets that will not be amortized for impairment. In addition, SFAS No. 142 expands the disclosure requirements about goodwill and other intangible assets in the years subsequent to their acquisition. Impairment losses for goodwill and indefinite-life intangible assets that arise due to the initial application of SFAS No. 142 are to be reported as resulting from a change in accounting principle. However, goodwill and intangible assets acquired after June 30, 2001 will be subject immediately to the provisions of SFAS No. 142. The Company does not expect SFAS No. 142 to have a material effect on its financial statements.

     In July 2001, the FASB issued SFAS No. 143, "Accounting for Asset Retirement Obligations." SFAS No. 143 addresses financial accounting and reporting for obligations associated with the retirement of intangible long-lived assets and the associated asset retirement costs and is effective for fiscal years beginning after June 15, 2002. The Company does not expect SFAS No. 143 to have a material impact on its financial statements.

     In August 2001, the FASB issued Statement of Financial Accounting Standards No. 144 ("SFAS 144"), "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 address financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001, and interim periods within these fiscal years, with early adoption encouraged. The Company does not expect SFAS 144 to have a material impact of its financial statements.


5.   Convertible Notes Payable
     -------------------------

During the nine months ended September 30, 2001, the Company borrowed $1,010,000 from two stockholders and issued convertible promissory notes bearing interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2003; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $5,000,000. If the Company is acquired, the notes plus accrued interest are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer. As of September 30, 2001 the outstanding principal balance of all convertible notes payable was $1,961,992.

Total interest expense recognized on all the convertible notes payable was $115,517 and $71,034 during the nine months ended September 30, 2001 and 2000, respectively. Total interest accrued and not paid on the convertible notes payable to related parties as of September 30, 2001 totaled $204,345 and is included in the accompanying balance sheet.

6.   Stockholders' Equity (Deficit)
     ------------------------------

     a.   Common Stock Issuances
          ----------------------

     During the nine months ended September 30, 2001, the Company issued 150,965 shares of common stock for $1,510 in cash in connection with the exercise of warrants.

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

     Options to purchase 235,000 shares of the Company's common stock at $2.50 per share (the estimated fair market value on the date of grant was $2.50 per share) were issued to employees during the nine months ended September 30, 2001, vesting on various dates from the date of grant through 2006. 505,000 options were cancelled during the nine months ended September 30, 2001 due to the termination of employment.

     Pursuant to Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees" and Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting for Stock-Based Compensation," the Company recorded compensation expense of $170,320 and $0 during the nine months ended September 30, 2001 and 2000, respectively, for previously issued option and warrants.

7.    Earnings per Share
      ------------------

     Basic and diluted loss per common share is computed as follows:

                                                                    September 30,   September 30,
                                                                        2001           2000
                                                                    ------------    ------------
      Numerator for basic and diluted loss per common share:
       Net loss available to common stockholders                    $(1,350,098)    $(1,645,065)
                                                                    ===========     ===========

      Denominator for basic and diluted loss per common share:
       Weighted average common shares outstanding                    13,886,497      13,560,428
                                                                    ===========     ===========
      Net loss per common share available to common stockholders

          Net loss per share                                        $     (0.10)    $     (0.12)
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

                                  VillageEDOCS

   ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS
 ______________________________________________________________________________


CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements are based on our beliefs and assumptions, and on information currently available to us. The words "anticipated," "believe," "expect," "plan," "intended," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "DESCRIPTION OF BUSINESS-RISK FACTORS " in the Company's Form 10-SB filed with the Securities and Exchange Commission on December 20, 2000. Our future results and stockholder values may differ materially from those expressed in these forward-looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of September 30, 2001 and the unaudited statements of operations and cash flows for the three and nine months ended September 30, 2001, and 2000 and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2000 and 1999 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 13,
2001.   This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations, and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2001 Compared to Three Months Ended September
------------------------------------------------------------------------------
30, 2000
--------

Net Sales
---------

Revenues for the three months ended September 30, 2001 were $327,124, an 86% increase over net sales for prior year quarter of $175,678. The increase in the 2001 quarter reflected a significant improvement in the volume of sales to more profitable customers.

Cost of Sales
-------------

Cost of sales for the three months ended September 30, 2001 decreased $52,734 to $261,856 from the $314,590 reported for the three months ended September 30, 2000. The overall decrease in 2001 was characterized by significant decreases in fixed costs of sales, including salaries and benefits for operations personnel which were partially offset by higher variable telecommunications costs incurred as a result of higher business volume.

Gross Profit
------------

Gross profit for the three months ended September 30, 2001 was $65,268 as compared to a gross loss of $(138,912) for the prior year quarter. The increase of $204,180 is attributable to both a reduction in fixed costs of sales and a significant increase in sales volume and pricing for the Company's internet fax delivery services.

Operating Expenses
------------------

Operating expenses for the three months ended September 30, 2001 decreased by 16% to $ 368,487 from the $436,962 reported in the three months ended September 30, 2000, a decrease of $68,475. Product and technology development increased $38,256 to $127,605 from the $89,349 reported in the prior year quarter due to service enhancements. Sales and marketing decreased by $97,191 to $83,441 from the $180,632 reported in the prior year quarter due to a reduction in outside sales staff. General and administrative decreased by $7,441 to $135,604 from the $143,045 reported in the prior year quarter as a result of decreased legal and accounting expenses. Depreciation and amortization expense decreased $2,099 to $21,837 from the $23,936 reported in the prior year quarter.

Interest Income and Expense
---------------------------

Interest expense for the quarter ended September 30,2001 increased 119% to $50,481 from the $23,019 reported in the prior year quarter due primarily to an increase in debt financing provided by related parties in consideration for convertible notes payable to related parties.

Net Loss
--------
As a result of the foregoing, net loss for the three months ended September 30, 2001 was $353,700, or $0.03 per share, compared to a net loss of $598,893, or $0.04 per share, for the three months ended September 30, 2000.

Nine Months Ended September 30, 2001 Compared to Nine Months Ended September 30,
--------------------------------------------------------------------------------
2000
----

Net Sales
---------

Revenues for the nine months ended September 30, 2001 were $952,181, a 212%
increase over net sales for prior year period of $305,378.   The increase in the
2001 quarter reflected a significant improvement in the volume of sales to more profitable customers.

Cost of Sales
-------------

Cost of sales for the nine months ended September 30, 2001 increased $69,914 to $712,175 from the $642,261 reported for the nine months ended September 30, 2000. The overall increase in 2001 was characterized by higher variable telecommunications costs incurred as a result of higher business volume which were partially offset by significant decreases in fixed costs of sales, including salaries and benefits for operations personnel.

Gross Profit
------------

Gross profit for the nine months ended September 30, 2001 was $240,006 as compared to a gross loss of $(336,883) for the prior year period. The increase of $576,889 is attributable to both a reduction in fixed costs of sales and a significant increase in sales volume and pricing for the Company's internet fax delivery services.

Operating Expenses
------------------

Operating expenses for the nine months ended September 30, 2001 increased by 16% to $1,456,618 from the $1,261,044 reported in the nine months ended September 30, 2000, an increase of $195,573. The increase in the 2001 period was due to a higher volume of business as indicated by the 212% increase in net sales over the prior year period. Product and technology development increased $122,389 to $395,599 from the $273,210 reported in the prior year nine month period due to service enhancements. Sales and marketing decreased by $140,673 to $332,396 from the $473,069 reported in the prior year nine month period due to a reduction in outside sales staff. General and administrative increased by $196,909 to $658,527 from the $461,618 reported in the prior year nine month period as a result of increased non-cash compensation charges of $170,320 incurred in connection with the vesting of certain non-employee stock options during the nine months ended September 30, 2001 in addition to increased legal and accounting, insurance and bad debt expenses resulting from the overall increase in business volume. Depreciation and amortization expense increased by $16,949, or 32%, to $70,096 from the $53,147 reported in the prior year nine month period because the Company owned more depreciable computer equipment in 2001.

Interest Income and Expense
---------------------------

Interest income decreased by $23,506 to $13 for the nine months ended September 30, 2001 from the $23,519 reported in the nine months ended September 30, 2000 due to a reduction in cash the Company had available to invest in interest-bearing accounts. Interest expense for the nine months ended September 30,2001 increased 90% to $132,701 from the $69,857 reported in the prior year nine month period due to an increase in debt financing provided by related parties in consideration for convertible promissory notes.

Net Loss
--------
As a result of the foregoing, net loss for the nine months ended September 30, 2001 was $1,350,100, or $0.10 per share, compared to a net loss of $1,645,065, or $0.12 per share, for the nine months ended September 30, 2000.


LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2001, the Company's net cash position decreased by $58,594 to $23,672. Although the Company generated cash in the amount of $914,573 from financing activities, the Company's operating and investing activities used net cash of $970,437 and $2,730, respectively. These activities contributed to a net working capital deficit of $(382,355) and a stockholders' deficit of $(2,107,033) as of September 30, 2001.

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

To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from borrowings, supplemented by revenues from sales of our services. From inception to October 31, 2001, the Company has received approximately $4,349,000 from the sale of common stock and convertible notes subsequently converted into common stock. During the nine months ended September 30, 2001, our operating shortfalls have been, and are anticipated to be, funded by two shareholders, one of whom is also a director, who have loaned us $1,961,992 for that purpose. As long as these shareholders continue to fund our operations, we will be able to sustain operations at current levels. However, these shareholders have no obligation to continue to fund our operating shortfalls and could stop doing so at any time.

We will require additional financing to support our operations until we become profitable. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. In our opinion our current revenue stream can provide sufficient cash to operate at current staffing levels through November 30, 2001. This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period.
Management is actively pursuing obtaining additional funds. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable the Company to achieve and maintain profitable operations. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations.

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

The Company was involved in a dispute with a prior law firm regarding legal fees. The law firm demanded $63,600 for nonpayment of services it believes were rendered on behalf of the Company. We contested this claim. A negotiated settlement of $31,800 was reached in September 2000 and final payment was made during the nine months ended September 30, 2001.

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

The Company has received communications from a company asserting the ownership of certain United States and Canadian patents and making a licensing proposal for these patents on unspecified terms. The Company has not accepted the licensing proposal. If these claims prove accurate and the Company is not able to enter into a licensing agreement on acceptable terms, it could have a material adverse effect on the Company.


ITEM 2 - CHANGES IN SECURITIES.

During the nine months ended September 30, 2001, the Company issued 150,965 shares of common stock for cash in connection with the exercise of warrants pursuant to an exemption from registration described in Section 4(2) of the Securities Act of 1933, as amended.

Options to purchase 235,000 shares of the Company's common stock at $2.50 per share (the estimated fair market value on the date of grant was $2.50 per share) were issued to employees during the nine months ended September 30, 2001, vesting on various dates from the date of grant through 2006. 505,000 options were cancelled during the nine months ended September 30, 2001 due to the termination of employment.

During the nine months ended September 30, 2001, the Company borrowed $1,010,000 from two stockholders and issued convertible promissory notes bearing interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2003; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $5,000,000. If the Company is acquired, the notes plus accrued interest are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.

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


                                    VillageEDOCS (Registrant)


Dated:   November 13, 2001               By:   /s/  K. Mason Conner
                                              ---------------------
                                         K. Mason Conner
                                         Chief Executive Officer and Director



Dated:  November 13, 2001                By:    /s/ Michael A. Richard
                                               ------------------------
                                         Michael A. Richard
                                         Controller
                                         (Principal Accounting Officer)