Form 10KSB40
period 2001-12-31
VILLAGEEDOCS INC
filed 2002-03-29
CIK 1122099

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 _______________

                                   FORM 10-KSB

(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE
     ----------------------------------------------------------------------
     ACT OF 1934
     ------------

For the fiscal year ended December 31, 2001   Commission File Number: 000-31395
-------------------------------------------   ---------------------------------

                                  VillageEDOCS
                 (Name of Small Business Issuer in its Charter)
                 ----------------------------------------------

         California                                          33-0668917
         ----------                                          ----------
(State or other jurisdiction of                          (I.R.S. Employer
-------------------------------
incorporation or organization)                          Identification No.)
-----------------------------

14471 Chambers Road, Suite 105, Tustin, CA                     92780
------------------------------------------                     -----
    (Address of principal executive offices)                  (Zip Code)

         Issuer's Telephone Number:                       (714) 734-1030
         -------------------------                        --------------

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES[X] NO[_]
                                                          ------------

Check if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]
---

State issuer's revenues for its most recent fiscal year:  $1,266,653.

State the aggregate market value of the voting stock held by non-affiliates of the issuer: $1,205,306 as of February 28, 2002.

Number of shares of the issuer's common stock, no par value, outstanding as of February 28, 2002: 14,050,146 shares.

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format                 YES [_] NO [X]
--------------------------------------------------------------------------------

                                  VillageEDOCS
                               FORM 10-KSB - INDEX
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                                                                            Page
PART I

        Item 1.    Description of Business                                                     3

        Item 2.    Description of Property                                                     4

        Item 3.    Legal Proceedings                                                           5

        Item 4.    Submission of Matters to a Vote of Security Holders                         5

PART II

        Item 5.    Market for Equity Securities and Related Stockholder Matters                6

        Item 6.    Management's Discussion and Analysis of Financial Condition
                      and Results of Operations                                                6

        Item 7.    Financial Statements and Supplementary Data                                11

        Item 8.    Changes in and Disagreements with Accountants on Accounting
                      and Financial Disclosures                                               11

PART III

        Item 9.    Directors, Executive Officers, Promoters and
                      Control Persons of the Company                                          12

        Item 10.   Executive Compensation                                                     15

        Item 11.   Security Ownership of Certain Beneficial Owners and Management             18

        Item 12.   Certain Relationships and Related Transactions                             20

PART IV

        Item 13.   Exhibits, Consolidated Financial Statements, Schedules
                      and Reports on Form 8-K                                                 21

        Signatures                                                                            22

===============================================================================

                                     PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. The words "anticipated," "believe," "expect," "plan," "intended," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "DESCRIPTION OF BUSINESS - RISK FACTORS " in the Company's Form 10-SB filed with the Securities and Exchange Commission on December 20, 2000. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

OVERVIEW

VillageEDOCS (the "Company" or "We") is incorporated in the State of California. The Company was originally incorporated in 1995 in Delaware as SoftTek, Inc. In August 1997, we changed our name to SoftTek Technologies Inc. and reincorporated in California. In 1999 we changed our name to VillageFax.com, Inc., and then, as of July 11, 2000, to VillageEDOCS. Until late 1998, the Company provided product marketing services and fax server products. However, we no longer provide these services or products. We now provide worldwide, Internet-based, business-to-business fax services. Our Internet-based fax service enables a user to send a fax to an individual or to a broadcast list of thousands through their familiar web browser (i.e. Microsoft Explorer, Netscape Navigator, etc.), e-mail package (i.e. Microsoft Exchange, Netscape Mail, Eudora, etc.), Microsoft Windows-based application, Enterprise Resource Planning or Customer Relationship Management system, or proprietary Corporate Information System. We began offering our Internet-based Fax service on a limited basis in late 1998. We chose to introduce it on a small scale because of lack of marketing funds and to provide us with the opportunity to identify and correct any problem areas with our service and to determine how to best serve the needs of our clients. As of the date of this report, we have approximately 390 active clients. Approximately 17% of our 2001 revenues were derived from one customer and approximately 16% of our 2000 revenues were derived from another. No other customer accounted for more than 10% of our revenues in either year.

We provide Internet-based fax services that integrate with existing Internet-connected systems within companies where invoices, statements, purchase orders, ticket confirmations, and other key documents originate. Our services enable our clients to broadcast documents to a large number of recipients and personalize the document to each recipient. The Company's services are designed for use by a wide range of industries and enterprise sizes using such diverse platforms as Microsoft Windows NT/2000, UNIX, and IBM iSeries (AS/400). Our clients currently include E-commerce providers, application service providers, manufacturing companies, value added resellers, weather reporting services, public relations firms, and direct marketing organizations. Businesses using J.D. Edwards, Oracle, Peoplesoft, Infinium, IBS and SAP environments, among others, can use our service to become fax-enabled without traditional capital expenditures and ongoing maintenance costs. We offer our clients the flexibility to send Microsoft Office, Corel, IBM PCL, Adobe PDF, next-generation HTML, and other types of documents through our Internet fax service. In addition, our service is compatible with virtually any foreign language including character-based Pacific Rim, Middle and Far Eastern Languages. In addition, we offer our clients robust activity reporting and job control functions that are not offered by many of our competitors. In early 2002, we introduced a capability that enables clients with web-enabled wireless devices such as mobile telephones and personal digital assistants to use any fax machine as a personal printer for their wireless device.

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

SALES

The Company charges its clients a fee primarily based upon either the number of pages delivered and received, or upon the number of minutes expended, for the delivery or receipt of our clients' documents during the month. Sales for the fiscal years ended December 31, 2001 and 2000 were $1,266,653 and $543,910, respectively.

COMPETITION

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and distribution partners. While we believe that we can compete effectively because we offer our clients certain capabilities that much of the competition does not offer, such as custom integration and private-labeling, there can be no assurance that the Company's competitors will not develop Internet-based fax services that are equal or superior to ours, or that achieve greater market acceptance than the Company's offerings.

EMPLOYEES

As of February 28, 2002, the Company had 16 full-time employees including its two executive officers. These employees include 5 engaged in sales and marketing, 2 in technology development, 6 in operations, and 3 in administration.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies approximately 3,600 square feet of leased office space. The space is located at 14471 Chambers Road, Suite 105, Tustin, California 92780. The lease expires in May 2004. The cost of the occupied space is approximately $6,000 per month. Additionally, we lease space and operating systems equipment for our service operations from SBC Pacific Bell, Irvine, California at a cost of approximately $3,000 per month. In 2001, we moved out of the Exodus facility that formerly housed our systems equipment and relocated the equipment to a newly-built SBC Pacific Bell facility, which allowed us to take advantage of significantly lower variable telecommunications costs, upgrade our telecommunications access capabilities, significantly improve scalability and improve security. The SBC Pacific Bell facility is served by all major global telecommunications carriers and is a physically, environmentally, and utility redundant site with multiple telecommunications feeds, multiple emergency power generators, and emergency fuel reserves. These fully redundant systems and emergency power provisions are designed to provide non-stop service and no single point of failure. In addition, during 2001 we were able to more than double overall processing power of our service without any significant increase in capital equipment or operating expenditures. As a result, we believe that our existing infrastructure is capable of processing twice the 2001 document volume without any noticeable service degradation.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

On January 29, 2002, trading in the Company's common stock commenced on the over-the-counter market. The first trade took place on January 31, 2002. The range of high and low bid quotations for the months ended January 31, 2002 and February 28, 2002 as reported by Nasdaq Trading and Market Services was $0.19 to $0.20 and $0.15 to $0.23, respectively. Such quotations reflect prices between dealers without retail mark-up, markdown or commission and may not represent actual transactions. The Company's common stock is quoted on the OTC Bulletin Board under the symbol VEDO. The stock is thinly traded and transactions in the stock are sporadic and infrequent.

As of December 31, 2001, there were 428 holders of record of the Company's common stock.

The Company has never paid a cash dividend on its common stock nor does the Company anticipate paying cash dividends on its common stock in the near future. It is the present policy of the Company not to pay cash dividends on the common stock but to retain earnings, if any, to fund growth and expansion. Any payment of cash dividends on the common stock in the future will be dependent upon the Company's financial condition, results of operations, current and anticipated cash requirements, plan for expansion, as well as other factors the Board of Directors deems relevant.

Recent Sales of Unregistered Securities
---------------------------------------

The following provides information concerning all sales of securities within the last fiscal year that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

During the fiscal year ended December 31, 2001 the Company issued 203,687 shares of its common stock in connection with the exercise of warrants for $2,037 in cash.

All offers and sales of our securities described above were made pursuant to
Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder. We believe that, at the time of their investment, all purchasers of our securities were either "accredited investors" (as defined in Regulation D) or had (either alone or with their advisor) the business sophistication and experience necessary to understand the risks of investing in the Company and the financial means to be able to withstand a loss of their entire investment in the Company. We also believe that we provided each investor with sufficient relevant information about the Company to enable them to make an informed decision regarding an investment in the Company.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited balance sheet as of December 31, 2001 and the audited statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended and the related notes thereto. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

As reported in The Independent Auditors' Report on our December 31, 2001 financial statements, the Company has suffered recurring losses from operations, had significant negative cash flows from operations, and has a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.

Management is seeking additional financing by issuing convertible debt to existing shareholders during 2002. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in the second quarter of 2002. Management is actively pursuing both of these financing arrangements. During January and February of 2002, one of our shareholders loaned us $180,000 to fund our operating shortfalls; however, he has no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholder continues to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

RESULTS OF OPERATIONS

Net Sales

Net sales for the fiscal year ended December 31, 2001 were $1,266,653, a 133% increase over net sales for fiscal 2000 of $543,910. The increase in 2001 reflected a significant improvement in the volume of sales to more profitable customers and an overall increase in customers. In December 2001, the Company billed 129 customers as compared with 50 customers billed in December 2000.

Substantially all sales in 2001 and 2000 were from our Internet-based document delivery services.

Cost of Sales

Cost of sales for the fiscal year ended December 31, 2001 were $906,941, a less than 1% increase over the cost of sales of $905,430 for the fiscal year ended December 31, 2000. While net sales increased 133%, cost of sales remained flat as a result of decreased operations personnel expenses during substantially all of the year and significantly lower variable telecommunications costs beginning with the fourth quarter of 2001.

Gross Profit

Gross Profit for the fiscal year ended December 31, 2001 increased $721,232 to $359,712, from the gross loss of $361,520 for the fiscal year ended December 31, 2000. The significant increase is attributable to a reduction in fixed costs, primarily personnel expenses, a reduction in variable telecommunications costs, and a significant increase in sales volume and pricing for the Company's Internet-based fax delivery services.

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2001 increased $128,849 to $1,951,802 compared to $1,822,953 for the fiscal year ended December 31, 2000, an increase of 7%. Included in operating expenses for 2001 and 2000 were non-cash expenses due to issuance of certain stock, stock options, and warrants for services valued at $185,330 and $120,738, respectively. Excluding these non-cash charges and depreciation, operating expenses in 2001 increased only $42,445 to $1,672,629 compared to $1,630,184 reported for 2000. This increase in 2001 resulted from increases in product and technology development, which increased due to service enhancements, and general and administrative, which increased in several areas including insurance, rent, bad debt, and legal, which were partially offset by decreases in travel, printing, placement fees and temporary labor. These increases were further offset by an overall decrease in sales and marketing due to a reduction in the number of outside sales personnel in 2001 combined with nominally reduced expenses for inside sales personnel.

Interest Income and Expense

Net interest expense of $190,119 for the fiscal year ended December 31, 2001 was $125,202 more than net interest expense of $64,917 for the fiscal year ended December 31, 2000. The increase in net interest expense is attributable to significantly increased borrowings from two related parties during 2001.

Income Taxes

As the Company has incurred operating losses through December 31, 2001 and 2000, the provision for income taxes consists only of minimum state taxes of $800 per year. At December 31, 2001 the Company had approximately $8,462,000 of federal and $7,658,000 of state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Deferred tax assets consist primarily of the tax aspects of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability of the net operating loss carryforwards.

Net Loss

As a result of the above factors, net loss for the fiscal year ended December 31, 2001 decreased by $467,181 to $1,783,009 from the net loss of $2,250,190 reported for the fiscal year ended December 31, 2000, a decrease of 21%.

Loss Per Share

Basic and diluted net loss per share for the fiscal year ended December 31, 2001 was $(0.13) compared to basic and diluted net loss per share of $(0.17) for the fiscal year ended December 31, 2000. This difference is due to the decrease in net loss and a 294,286 increase in average common shares outstanding during 2001.

LIQUIDITY

During the fiscal year ended December 31, 2001, the Company's net cash position decreased by $42,945 to $39,321. Although the Company generated $1,124,201 from financing activities, the Company's operating and investing activities used net cash of $1,164,417 and $2,729, respectively. These activities contributed to a net working capital deficit as of December 31, 2001 of $557,718.

Net cash used in operating activities for the fiscal year ended December 31, 2001 was $1,164,417, a decrease of $925,981 from the $2,090,398 used in operating activities for the fiscal year ended December 31, 2000, mainly due to the decrease in net loss for 2001.

The Company's investing activities consisted of the purchase of computer equipment. Net cash used for investment activities decreased $12,550 to $2,729 from the $15,279 reported for 2000.

The Company's financing activities include proceeds from the exercise of warrants to purchase common stock, issuance of convertible notes payable, and principal payments on capital leases.

Net cash provided by financing activities for the fiscal year ended December 31, 2001 was $1,124,201, and included proceeds of $1,235,000 and $2,037 from stockholder loans and warrant exercises, respectively, and principal payments on capital leases of $112,836.

Net cash provided by financing activities for the year ended December 31, 2000 was $928,837. The Company received net proceeds from the sale of common stock in the amount of $607,500 and net proceeds from stockholder loans in the amount of $400,000 during 2000. During 2000, the Company used $81,570 in cash in principal payments on capital leases, and received cash on the exercise of warrants of $2,907.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need working capital to fund the growth of our business, we expect to continue to experience negative operating and investing cash flows for the remainder of 2002. We currently anticipate that our available cash resources will be insufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2002. Accordingly, we believe we will require up to approximately $5 million in additional financing to support our operations until we become profitable. In our opinion, together with our current revenue stream, we have sufficient cash to operate at adequate staffing levels through May 2002.

Between November 2000 and at least May 2002, our operating shortfalls have been, and are expected to be, funded by one shareholder, an affiliate, who has loaned us $1,859,245 through February 28, 2002 for that purpose. Assuming that this shareholder continues to fund our operations, we will be able to sustain operations at current levels. However, this shareholder has no obligation to continue to fund our operating shortfalls and could stop doing so at any time. We may be required to alter the terms of the convertible promissory notes held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. We have stated that we will need to raise additional capital in the future to meet our operating and investing cash requirements. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable the Company to achieve and maintain profitable operations. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations. If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership.

While we strongly believe that sustainable profitability is achievable and we intend to continue our strategy of increasing sales to more profitable clients while attempting to reduce variable costs of sales and overhead, we have a history of losses, have never been profitable, and may never achieve profitability. Should we achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

From inception through December 31, 2001, we generated revenue of only approximately $2,066,788 and we incurred total expenses of approximately $9,821,818 during that same period. We have incurred net losses each year since our inception. As of December 31, 2001, we had an accumulated deficit of $8,571,907. To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from shareholder borrowings, supplemented by revenues from sales of our services. From inception to February 28, 2002, the Company has received approximately $4,351,000 from the sale of common stock and convertible notes subsequently converted into common stock

The Independent Auditors' Report on our December 31, 2001 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


RECENT DEVELOPMENTS

During January and February 2002, the Company has obtained cash of $180,000 in consideration for convertible notes issued to one stockholder, who is an affiliate. The notes bear interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) acquisition of a controlling interest in the Company by a third party; 2) October 31, 2003; or 3) the receipt by the Company of $5,000,000 or more from an equity financing. If the Company achieves the equity financing, the stockholders have the option to convert the notes plus accrued interest into common stock at the lower of $2.50 per share or the price per share of common stock issued in the equity financing. If the Company is acquired, the stockholders have the option to convert the notes plus accrued interest into common stock at the lower of $2.50 per share or the price per share paid by the acquirer.

ITEM 7. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         Exhibit 99.1, "VillageEDOCS Financial Statements" is incorporated herein by this reference.

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

                                     PART II

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTORS AND CONTROL PERSONS

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of February 28, 2002.

--------------------------------------------------------------------------------
       Name                Age              Position
--------------------------------------------------------------------------------
J. Thomas Zender          62        Chairman of the Board, Corporate Secretary
--------------------------------------------------------------------------------
K. Mason Conner           45        President, Chief Executive Officer, Director
--------------------------------------------------------------------------------
H. Jay Hill               62        Director
--------------------------------------------------------------------------------
Robert L. Daniels         64        Vice President Operations
--------------------------------------------------------------------------------

Executive officers are appointed by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. The term of the current directors continues until the next annual meeting of shareholders to be held in 2002. Mr. Zender has been a director since August 1997, Mr. Hill since October 1997, and Mr. Conner since October 1998.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS AND DIRECTORS

J. Thomas Zender has been a director since 1997 and has been Chairman of the Board since January 2001. He is an information technology industry consultant specializing in strategic business development with 36 years of management and marketing experience. He has held management positions at General Electric, Honeywell, ITT and other companies. He has been an officer in three publicly held corporations, one NYSE listed company and two NASDAQ traded companies. From 1996 through 2001 Mr. Zender served as an interim executive for several companies in their early stage, including CEO of VillageEDOCS from 1997 to 1999. He serves on the boards of two companies in the information technology sector, one publicly traded and the other privately held. Currently, Mr. Zender is President and CEO of the Unity School of Christianity, a global not-for-profit organization, where he also serves on the board of directors.

K. Mason Conner joined the Company as Vice-President of Sales in 1997 and has been President, a Board Member, and Acting Vice-President of Sales since 1998 and Chief Executive Officer since 1999. He has 25 years in sales and business management experience, including 19 years of direct and channel sales experience in the voice and data communications products and services industry. In the early 1980's he was involved in the application of Internet Protocol technologies with the military. In the late 1980s and early 1990s he was a principal strategist for an international initiative to transform K-12 education through the use of the Internet. He was a lead consultant with LTS for the electronic vulnerability threat assessment of the Los Angeles Airport Department after the "UnaBomber" threat. He has held senior sales management positions with Banyan Systems, Doelz Networks, and Timeplex. During the five years prior to joining the Company, Mr. Conner was Director of Sales at Telecom Multimedia Systems from 1996 to 1997, Vice President of Sales at Lo Tiro-Sapere from 1995 to 1996, and Vice President of Sales at Digital Network Architectures from 1991 to 1995.

Jay Hill has been a director since 1997. He has served on 14 Boards of Directors. For the last 18 years, he has primarily been a senior executive in turnaround situations in information technology and telecommunication companies. From November 2000 to present, Mr. Hill has been President and a Director of LightPort Advisors, Inc, a private Internet service provider for the financial services market. He has held similar positions with Unitron Medical Communications, Inc. (d/b/a Moon Communications) (1999-2000) and Amnet Corporation (Netlink) (1989-1994), and has held senior sales and marketing management positions with SunCoast Environmental Controls (1996-1999), Technology Research Corporation (1994-1996), Harris Corporation, Doelz Networks, Paradyne/AT&T, and Inforex. His primary background in sales and marketing commenced with Philadelphia Electric Company and IBM. During 1999, Moon Communications, which was then a subsidiary of Sabratek Corp., filed for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of Sabratek.

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

BOARD OF DIRECTORS

The Company's Bylaws fix the size of the Board of Directors at no fewer than three and no more than five members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. We currently have three directors, all of whom were elected to their current terms on October 5, 2001. The Company currently has no Audit or Compensation Committees.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid or accrued by the Company for the fiscal years ended December 31, 2001 and 2000 to or for the account of the President and Chief Executive Officer. No other executive officer or director of the Company received benefits or annual salary and bonus of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

--------------------------------------------------------------------------------------------------------------------------------
                                   ANNUAL COMPENSATION                                 LONG-TERM COMPENSATION
--------------------------------------------------------------------------------------------------------------------------------
Name & Principal          Salary          Bonus           Other        Stock options         LTIP Payouts            Other
   Position               ($)             ($)             ($)          (#)                    ($)                    ($)
--------------------------------------------------------------------------------------------------------------------------------
Fiscal 1999

--------------------------------------------------------------------------------------------------------------------------------
Mason Conner
President, CEO            $ 81,667       $ 42,708             -              100,000                   -                  -

--------------------------------------------------------------------------------------------------------------------------------
Fiscal 2000

--------------------------------------------------------------------------------------------------------------------------------
Mason Conner
President, CEO            $105,000              -             -               31,138                   -                  -

--------------------------------------------------------------------------------------------------------------------------------
Fiscal 2001

--------------------------------------------------------------------------------------------------------------------------------
Mason Conner
President, CEO            $105,000              -             -               34,536                   -                  -

--------------------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AND OTHER AGREEMENTS

The Company has a written employment agreement with Mason Conner dated September 3, 1999, which sets forth the terms and provisions of his employment as President and Chief Executive Officer. Under the agreement, Mr. Conner is to be paid a base salary of $105,000 per year effective July 1, 1999, and has options to purchase 500,000 shares of the Company's common stock at $0.25 per share which vest over five years from his start date of September 15, 1997 and expire September 15, 2007, and options to purchase 100,000 shares of our common stock at $0.25 per share which vested May 31, 1999 and expire May 31, 2009. On August 4, 2000, the Company granted Mr. Conner options to purchase 31,138 shares (which represents 4% of all options issued to employees in 2000) of our common stock at $2.50 per share, which vest over five years from the date of grant. On October 1, 2001, the Company granted Mr. Conner options to purchase 34,536 shares (which represents 8% of all options issued to employees in 2001) of our common stock at $2.50 per share, which vest over five years from the date of grant.

OPTION GRANTS IN FISCAL 2001

The following table provides information concerning grants of options to purchase the Company's common stock that we made to our chief executive officer during the fiscal year ended December 31, 2001. We did not grant stock appreciation rights to this individual during 2001.

                        Number of           Percentage of Total       Exercise
                  Securities Underlying     Options Granted to        Price Per       Expiration
Name                Options Granted         Employees in 2001          Share             Date
------------      ---------------------     -----------------         ---------       -----------
Mason Conner             34,536                      9%                  $2.50          10/1/11

FISCAL YEAR END OPTION VALUES AND EXERCISES

The following table provides information with respect to the year-end value of unexercised stock options for each of the executive officers named in the summary executive compensation table. The dollar values of unexercised options are calculated by determining the difference between the fair market value at fiscal year end of the common stock underlying the options and the exercise price of the options. The fair market value is $2.50 per share, the per share price of the common stock offering which closed in October 2000. No stock options were exercised during the fiscal years ended December 31, 2001 and 2000.

----------------------------------------------------------------------------------------------------
                           Number of Securities Underlying         Value of Unexercised
                           Unexercised Options at FYE              In-the-Money Options at FYE
Name                       Exercisable/Unexercisable               Exercisable/Unexercisable
----------------------------------------------------------------------------------------------------

Mason Conner                     512,455 / 153,219                     $1,125,000 / $225,000
----------------------------------------------------------------------------------------------------

STOCK OPTIONS

In 1997 the Company adopted a stock option plan (the "Plan") authorizing the issuance of options to acquire up to 5,000,000 shares of common stock to employees and certain outside consultants. The Plan allows for the issuance of either non-qualified or incentive stock options pursuant to Section 422 of the Internal Revenue Code. As of December 31, 2001, options to purchase approximately 3,057,579 shares at prices ranging from $0.20 to $2.50 per share by employees and non-employee consultants were outstanding under the Plan. In addition to options granted under the Plan, as of December 31, 2001, options to purchase approximately 252,837 shares at $0.50 per share by non-employee consultants, and options to purchase approximately 170,000 shares at $0.25 to $1.00 per share by employees were outstanding. The Plan provides that (a) no option shall be exercisable after the expiration of ten years from the date it was granted, unless a shareholder owns 10% or more of the total combined voting power of all classes of stock of the Company, whereupon the expiration date is five years after the grant date, (b) the exercise price of each incentive stock option shall be not less than 100% of the fair market value of the stock subject to the option on the date the option is granted, unless a shareholder owns 10% or more of the total combined voting power of all classes of stock of the Company, whereupon the exercise price shall be at least 110% of the fair market value of the shares of the stock subject to option on the date the option is granted, (c) the exercise price of each non- qualified stock option shall not be less than 85% of the fair market value of the stock subject to the option on the date the option is granted, (d) in the event an optionee's continuous status as an employee, director, or consultant terminates, the optionee may exercise their option up to the earlier of 90 days after the termination or the expiration of the term of the option, unless employment is terminated because of disability, whereupon the optionee may exercise their option up to the earlier of six months following the termination or the expiration of the term of the option, and (e) if the Company is not the surviving entity in any merger or other reorganization, or sells or exchanges substantially all of its assets, or is dissolved and liquidated, or any person or entity acquires more than 50% of the outstanding shares of the Company's voting stock, then all options granted, including those not otherwise vested, shall become exercisable in full.

Effective January 30, 2002, the Board of Directors of the Company adopted an equity incentive plan (the "2002 Plan") that authorizes the issuance of options to acquire up to 6,226,258 shares of common stock to employees and certain outside consultants. The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term. Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted. The number of options granted under the 2002 Plan as of February 28, 2002 was 5,855,122.

BOARD OF DIRECTOR COMPENSATION

Members of our board of directors receive no cash compensation for services as a director or for attendance at or participation in meetings. Directors receive options to purchase common stock as compensation for services as a director. Each current director was granted options to purchase 31,138 shares of our common stock at $2.50 per share as compensation for the term which began on June 24, 1999 and expired October 25, 2000. On October 25, 2000 the same directors were re-elected. On October 1, 2001, the same directors were granted options to purchase 34,536 shares of our common stock at $2.50 per share as compensation for the term that expired on October 5, 2001. There has been no determination made as to the number and exercise price of options that will be issued to our directors for service during the current term. Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending meetings. All directors have options to purchase shares of the Company's Common Stock as set forth in the table in Item 4 of this Annual Report on Form 10-KSB. The Company has no other arrangements regarding compensation for services as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's Common Stock owned as of February 28, 2002 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each director of the Company,
(iii) the President and Chief Executive Officer of the Company (the only executive officer of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2001 exceeded $100,000), and (iv) directors and executive officers as a group:

     Name of Beneficial              Amount and Nature of       Percent
          Owner (1)                 Beneficial Ownership (2)    of Class (3) (4)
-----------------------------------------------------------------------------------
Tim Dales (5)                              2,500,000                   15.2

-----------------------------------------------------------------------------------
James Townsend (6)                         3,590,422                   21.8

-----------------------------------------------------------------------------------
C. Alan Williams (7)                       3,598,257                   21.8

-----------------------------------------------------------------------------------
K. Mason Conner (10)                         612,455                    3.7

-----------------------------------------------------------------------------------
J. Thomas Zender (8)                         542,455                    3.3

-----------------------------------------------------------------------------------
Robert L. Daniels (11)                       264,000                    1.6

-----------------------------------------------------------------------------------
H. Jay Hill (9)                              132,455                      *

-----------------------------------------------------------------------------------

All directors and executive
officers as a group (4 persons)            1,551,365                    9.4

--------------------------------------------------------------------------------

* indicates less than 1%

(1)  The address of each individual is in care of the Company.

(2)  Represents sole voting and investment power unless otherwise indicated.

(3) Based on approximately 14,050,146 shares of the Company's Common Stock outstanding at February 28, 2002, plus, as to each person listed, that portion of Company Common Stock subject to outstanding options, warrants, and convertible debt which may be exercised or converted by such person, and as to all directors and executive officers as a group, unissued shares of Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options or warrants, or conversion of convertible debt within the next 60 days.

(4) Excludes 8,354,334 shares reserved for issuance under outstanding options and warrants.

(5) May be deemed to be a "founder" of the Company for the purpose of the Securities Act.

(6) Includes warrants to acquire 49,256 shares of Common Stock at $2.50 per share, debt convertible to 244,026 shares of Common Stock at $2.50 per share, and options to acquire 12,455 shares of Common Stock at $2.50 per share.

(7) Includes debt convertible to 813,257 shares of Common Stock at $2.50 per share.

(8) Includes options to acquire 290,000 shares of Common Stock at $0.20 per share, and 12,455 shares at $2.50 per share.

(9) Includes options to acquire 120,000 shares of Common Stock at $0.20 per share, and 12,455 shares at $2.50 per share.

(10) Includes options to acquire 600,000 shares of Common Stock at $0.25 per share, and 12,455 shares at $2.50 per share.

(11) Includes options to acquire 160,000 shares of Common Stock at $0.25 per share, and 104,000 shares at $2.50 per share.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During November and December 2000, the Company borrowed an aggregate of $400,000 from C. Alan Williams and James Townsend and issued convertible promissory notes. Both Mr. Williams and Mr. Townsend are shareholders and Mr. Townsend was a Director of the Company from 1997 to December 19, 2001. These loans were made to the Company to fund its operating cash shortfalls. These loans bear an interest rate of 10% and are payable upon the earlier of (i) acquisition of the Company by a third party, (ii) October 31, 2003, or (iii) receipt by the Company of equity financing of $5,000,000 or more. If the Company obtains equity financing of $5,000,000 or more, the holders will have the right to convert the principal amount of the note and any accrued interest thereon into shares of the Company's common stock at the lower of $2.50 for each share of stock or the price per share of the common stock issued in the equity financing. If the Company is acquired, they will have the right to convert principal and interest on the note into shares of common stock at the lower of $2.50 per share, or the per share price paid by the person who acquires the Company.

During 2001, the Company borrowed $1,135,000 from C. Alan Williams and $100,000 from James Townsend and issued convertible promissory notes. Both Mr. Williams and Mr. Townsend are shareholders and Mr. Townsend was a Director of the Company from 1997 to December 19, 2001. These loans were made to the Company to fund its operating cash shortfalls. These loans bear an interest rate of 10% and are payable upon the earlier of (i) acquisition of the Company by a third party,
(ii) October 31, 2003, or (iii) receipt by the Company of equity financing of $5,000,000 or more. If the Company obtains equity financing of $5,000,000 or more, the holders will have the right to convert the principal amount of the note and any accrued interest thereon into shares of the Company's common stock at the lower of $2.50 for each share of stock or the price per share of the common stock issued in the equity financing. If the Company is acquired, they will have the right to convert principal and interest on the note into shares of common stock at the lower of $2.50 per share, or the per share price paid by the person who acquires the Company.

Total interest expense recognized on these original and convertible notes payable to Messrs. Townsend and Williams was $168,790 and $59,193 for the fiscal years ended December 31, 2001 and 2000, respectively.

                                     PART IV

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

  (a)       Exhibits
            --------

Exhibit No.              Description
-----------              -----------

3.1                      Articles of Incorporation, as amended **

3.2                      By-laws **

16.1 Letter from Arthur Andersen LLP to the Securities and Exchange Commission dated February 19, 2001. ***

99.1 VillageEDOCS Financial Statements For The Fiscal Years Ended December 31, 2001 and 2000 and Independent Auditors' Report*

___________________________
*         Filed herewith.
**        Filed with the Form 10-SB filed by VillageEDOCS on August 29, 2000
***       Filed with the Form 10-KSB filed by Village EDOCS on April 13, 2001


  (b)       Reports on Form 8-K
            -------------------

            None.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

                                  VillageEDOCS
                                  (Registrant)


Date:  March 29, 2002


By: /s/ Michael A. Richard
    -----------------------------------------
    Michael A. Richard
    Controller

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated:

/s/ K. Mason Conner                                                   Date: March 28, 2002
-----------------------------------------------------------
K. Mason Conner
Director and Chief Executive Officer


/s/ Thomas Zender                                                     Date: March 27, 2002
-----------------------------------------------------------
Thomas Zender
Chairman of the Board of Directors and Corporate Secretary


/s/ Jay Hill                                                          Date: March 28, 2002
-----------------------------------------------------------
Jay Hill
Director