Form 10-Q
period 2002-03-31
VILLAGEEDOCS INC
filed 2002-05-15
CIK 1122099

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended March 31, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from             , 20    , to             , 20.

Commission File Number: 000-31395

VillageEDOCS

California	33-0668917
(State or Other Jurisdiction of	I.R.S. Employer Identification Number
Incorporation or Organization)

14471 Chambers Road, Suite 105, Tustin, California	92780
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (714) 734-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.  ☒   YES   ☐  NO

There were 14,191,810 shares of the Registrant’s common stock outstanding as of April 30, 2002.

Transitional Small Business Format (check one)   Yes  ☒ No  ☐

VillageEDOCS

PART I – FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

i

VillageEDOCS
Balance Sheet
(Unaudited)

March 31, 2002
ASSETS
Current Assets:
Cash	$20,478
Accounts receivable, net of allowance for doubtful accounts of $42,000	145,275
Other current assets	6,333

Total current assets	172,086
Property and equipment, net	257,857
Web site development costs, net	39,390
Other assets	22,373

$491,706

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current Liabilities:
Accounts payable	$235,627
Accrued expenses	119,964
Accrued interest on convertible notes payable to related parties	315,341
Current portion of capital lease obligations	71,984

Total current liabilities	742,916
Capital lease obligations, net of current portion	49,803
Convertible notes payable to related parties	2,476,992

Total liabilities	3,269,711

Stockholders’ Deficit:
Common stock, no par value:
Authorized – 40,000,000 shares
Issued and outstanding – 14,191,810 shares	4,759,593
Additional paid-in capital	1,289,324
Accumulated deficit	(8,826,922)

Total stockholders’ deficit	(2,778,005)

$491,706

See accompanying notes to unaudited financial statements

VillageEDOCS

Statements of Operations

(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2001
Net sales	$407,149	$303,379
Cost of sales	205,044	205,103

Gross profit	202,105	98,276

Operating expenses:
Product and technology development	93,723	130,830
Sales and marketing	96,303	131,130
General and administrative	178,007	382,519
Depreciation	25,817	26,083

Total operating expenses	393,850	670,562

Loss from operations	(191,745)	(572,286)
Interest income	—	13
Interest expense	(62,470)	(37,460)

Loss before provision for income taxes	(254,215)	(609,733)
Provision for income taxes	800	—

Net loss	$(255,015)	$(609,733)

Basic and diluted net loss available to common stockholders per common share	$(.02)	$(.04)

Weighted average shares outstanding	14,081,500	13,655,646

See accompanying notes to unaudited financial statements.

VillageEDOCS
Statements of Cash Flows
(Unaudited)

	Three Months Ended
	March 31, 2002	March 31, 2002
Cash Flows from Operating Activities:
Net loss	$(255,015)	$(609,733)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	25,817	26,083
Provision for loss on doubtful accounts receivable	17,778	14,500
Estimated fair market value of stock options issued to non-employees for services rendered	—	170,331
Changes in operating assets and liabilities:
Accounts receivable	(80,491)	(29,581)
Other assets	—	(5,712)
Accounts payable	6,278	(25,146)
Accrued expenses and other	69,919	30,449

Net cash used in operating activities	(215,714)	(429,852)

Cash Flows from Investing Activities:
Purchases of property and equipment	(30,554)	(1,637)
Web site development costs	(42,970)	—

Net cash used in investing activities	(73,524)	(1,637)

Cash Flows from Financing Activities:
Proceeds from convertible notes payable to related parties	290,000	400,000
Principal payments under capital leases	(21,022)	(22,827)
Proceeds from the exercise of warrants	1,417	—

Net cash provided by financing activities	270,395	377,173

Net decrease in cash	(18,843)	(54,316)
Cash, beginning of period	39,321	82,266

Cash, end of period	$20,478	$27,950

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$4,748	$7,010

Income taxes	$—	$—

See accompanying notes to unaudited financial statements

VillageEDOCS
Notes to Unaudited Financial Statements – March 31, 2002

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.    Management’s Representation

The management of VillageEDOCS (the “Company”) without audit has prepared the financial statements included herein. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002. The interim results are not necessarily indicative of the results for a full year.

2.    Background and Organization

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company develops and markets internet-enabled fax services to organizations throughout the United States and internationally.

3.    Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and has incurred significant losses from operations in each year since inception. The Company’s losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its internet-enabled fax services.

The Company’s success is dependent upon numerous items, certain of which are the successful implementation and marketing of its internet-enabled fax services, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company’s current and future cost structure, and its success in obtaining financing for equipment and operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business. These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing. The failure of the Company to meet any of these conditions could have a materially adverse effect upon the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can or will ever operate profitably.

Until sufficient revenue levels are achieved, the Company will require additional financing to support its operations. Such sources of financing could include capital infusions, additional equity financing or debt offerings. Management plans to obtain convertible debt and equity financing from existing shareholders and equity financing from new shareholders during the remainder of 2002. Management is actively pursuing both of these financing arrangements. If the planned financings are obtained, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

4.    Summary of Significant Accounting Policies

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. At March 31, 2002, the Company has recorded an allowance for doubtful accounts of $42,000. One customer accounted for approximately 13% and 20% of total sales for the three months ended March 31, 2002 and 2001, respectively.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable and property and equipment, and valuation of deferred tax assets. Actual results could differ from those estimates.

Revenue Recognition

The Company provides internet-enabled fax services to businesses and charges for these services on either a per page faxed or per minute used basis. Service revenues are recognized when the services are performed.

Risks and Uncertainties

The Company operates in a highly competitive industry that is subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an emerging business, including the potential risk of business failure.

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 0 and 3,164,242 as of March 31, 2002 and 2001, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive for the three months ended March 31, 2002 and 2001.

Segment Information

The Company views its operations and manages its business as principally one segment.

Comprehensive Income

The Company has no items of comprehensive income.

Stock-Based Compensation

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 (“SFAS 123”), “Accounting For Stock-Based Compensation.” SFAS 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company’s common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25 (see Note 6).

In March 2000, the FASB issued Interpretation No. 44 (“FIN 44”), “Accounting for Certain Transactions Involving Stock Compensation, an Interpretation of APB 25.” FIN 44 clarifies the application of APB 25 for (a) the definition of employee for purposes of applying APB 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence for various modifications to the terms of a previously fixed stock option or award, and (d) the accounting for an exchange of stock compensation awards in a business combination. The adoption of FIN 44 did not have a material effect on the Company’s financial statements.

Web Site Development Costs

During the three months ended March 31, 2002, the Company capitalized $39,390, net of $3,580 of accumulated amortization, related to the web site in accordance with the Emerging Issues Task Force Issue No. 00-2, “Accounting for Web Site Development Costs.”

5.    Convertible Notes Payable

During the three months ended March 31, 2002, the Company borrowed $290,000 from one stockholder and issued convertible promissory notes bearing interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2003; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $5,000,000. If the Company is acquired, the notes plus accrued interest are convertible into shares of the Company’s common stock at the lower of $2.50 per share or the price paid per share by the acquirer. As of March 31, 2002, the outstanding principal balance of all convertible notes payable was $2,476,992.

Total interest expense recognized on all the convertible notes payable was $57,723 and $30,449 during the three months ended March 31, 2002 and 2001, respectively. Total interest accrued and not paid on the convertible notes payable to related parties as of March 31, 2002 totaled $315,341 and is included in the accompanying balance sheet.

As an inducement for the extension of the due date with respect to $2,039,245 in convertible promissory notes issued through April 10, 2002 and due between June 2002 and October 2003 (the “Notes”) and as inducement for receipt of up to $610,000 in debt financing during 2002, the Company entered into two agreements dated May 9, 2002 with a stockholder, a Promissory Note Modification Agreement and a Security Agreement (the “May 9, 2002 Agreements”). Pursuant to the May 9, 2002 Agreements, the Notes were modified and now include the following terms. The Notes, as modified, are secured by a security interest in all of the Company’s assets. The principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company’s common stock at the lower of $2.50 per share or the price paid per share by the acquirer. In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company’s common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company’s common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date the stockholder delivers written notice of his conversion election to the Company. In addition, the May 9, 2002 Agreements grant to the stockholder piggyback registration rights with respect to all previously unregistered shares of the Company’s common stock held by the stockholder, whether issued for cash or for conversion of the Notes, as modified.

6.    Stockholders’ Equity (Deficit)

a.    Common Stock Issuances

During the three months ended March 31, 2002, the Company issued 141,664 shares of restricted common stock for $1,417 in cash in connection with the exercise of warrants.

b.    Stock Options

Effective January 30, 2002, the Board of Directors of the Company adopted an equity incentive plan (the “2002 Plan”) that authorizes the issuance of options to acquire up to 6,226,258 shares of common stock to employees and certain outside consultants.            The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term. Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.

Options to purchase 6,098,530 shares of the Company’s common stock under the 2002 Plan at prices ranging from $0.1875 to $0.2100 (the fair market value on the date of grant) were issued to employees during the three months ended March 31, 2002, vesting on various dates from the date of grant through March, 2007. 53,750 options under the 2002 or 1997 Plan were cancelled during the three months ended March 31, 2002 due to the termination of employment.

Pursuant to APB 25 and SFAS 123 the Company recorded compensation expense of $0 and $170,331 during the three months ended March 31, 2002 and 2001, respectively, for previously issued options and warrants.

7.    Earnings per Share

Basic and diluted loss per common share is computed as follows:

	March 31, 2002	March 31, 2001

Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$(255,015)	$(609,733)

Denominator for basic and diluted loss per common share:
Weighted average common shares outstanding	14,081,500	13,846,459

Net loss per common share available to common stockholders
Net loss per share	$(0.02)	$(0.04)

8.    Litigation

The Company is, from time to time, involved in various legal and other proceedings that arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

VillageEDOCS

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Statement Regarding Forward-Looking Information

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. The words “anticipated,” “believe,” “expect,” “plan,” “intended,” “seek,” “estimate,” “project,” “will,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company’s current views with respect to future events and financial performance and involve risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company’s control, including, without limitation, the risks described under the caption “DESCRIPTION OF BUSINESS—RISK FACTORS “ in the Company’s Form 10-SB filed with the Securities and Exchange Commission on December 20, 2000. Our future results and stockholder values may differ materially from those expressed in these forward looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of March 31, 2002, and the unaudited statements of operations and cash flows for the three months ended March 31, 2002 and 2001, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2001 and 2000, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management’s Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

As reported in the Independent Auditors’ Report on our December 31, 2001 financial statements, the Company has suffered recurring losses from operations, had significant negative cash flows from operations, and had a net capital deficiency that raised substantial doubt about our ability to continue as a going concern.

Management is seeking additional financing by issuing convertible debt to existing shareholders during 2002. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in the second and third quarters of 2002. Management is actively pursuing both of these financing arrangements. Between January and April 2002, one of our shareholders loaned us $405,000 to fund our operating shortfalls in connection with his offer to provide up to $610,000 in debt financing during 2002; however, he has no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholder continues to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

Results of Operations

Three Months Ended March 31, 2002 Compared to Three Months Ended March 31, 2001

Net Sales

Revenues for the three months ended March 31, 2002 were $407,149, a 34% increase over net sales for prior year quarter of $303,379. The increase in the 2002 quarter reflected an improvement in the volume of sales to existing customers and growth in the number of customers billed.

Cost of Sales

Cost of sales for the three months ended March 31, 2002 were $205,044 as compared to the $205,103 reported for the three months ended March 31, 2001. Cost of sales during the 2002 quarter represented 50% of sales as compared with 68% of sales in the 2001 quarter due to a decrease in variable telecommunications costs.

Gross Profit

Gross profit for the three months ended March 31, 2002 increased 106% to $202,105 as compared to $98,276 for the prior year quarter. The increase of $103,829 is attributable to both a reduction in variable costs of sales and an increase in sales volume for the Company’s internet-enabled fax services.

Operating Expenses

Operating expenses for the three months ended March 31, 2002 decreased by 41% to $ 393,850 from the $670,562 reported in the three months ended March 31, 2001, a decrease of $276,712. Product and technology development decreased $37,107 to $93,723 from the $130,830 reported in the prior year quarter due to capitalization of certain payroll costs related to web site development. Sales and marketing decreased by $34,827 to $96,303 from the $131,130 reported in the prior year quarter due to a reduction in salaried sales staff. General and administrative decreased by $204,512 to $178,007 from the $382,519 reported in the prior year quarter. Of the decrease, $170,331 is attributable to non-cash compensation charges incurred in connection with the vesting of certain non-employee stock options taken during the 2001 quarter and the remainder of $34,181 is attributable to decreases in placement and consulting fees and bad debt expenses. Depreciation and amortization expense decreased $266 to $25,817 from the $26,083 reported in the 2001 quarter.

Interest Income and Expense

Interest expense for the quarter ended March 31, 2002 increased 67% to $62,470 from the $37,460 reported in the prior year quarter due primarily to an increase in debt financing provided by a related party in consideration for convertible notes payable.

Net Loss

As a result of the foregoing, net loss for the three months ended March 31, 2002 was $255,015, or $0.02 per share, compared to a net loss of $609,733, or $0.04 per share, for the three months ended March 31, 2001.

LIQUIDITY

During the three months ended March 31, 2002, the Company’s net cash position decreased by $18,843 to $20,478. Although the Company generated net cash of $270,395 from financing activities, the Company’s operating and investing activities used net cash of $215,714 and $73,524, respectively. These activities contributed to a net working capital deficit as of March 31, 2002 of $570,830.

Net cash used in operating activities for the three months ended March 31, 2002 was $215,714, a decrease of $214,138 from the $429,852 used in operating activities for the three months ended March 31, 2001, mainly due to the decrease in the net loss as described above.

The Company’s investing activities consisted of the purchase of computer software and computer equipment and capitalization of web site development costs. Net cash used for investment activities increased $71,887 in the three months ended March 31, 2002 to $73,524 from the $1,637 reported for the three months ended March 31, 2001 due primarily to the acquisition of computer software in connection with service enhancements and capitalization of web site development costs.

The Company’s financing activities include proceeds from the exercise of warrants to purchase common stock, issuance of convertible notes payable, and principal payments on capital leases.

Net cash provided by financing activities for the three months ended March 31, 2002 was $270,395, and included proceeds of $290,000 and $1,417 from stockholder loans and warrant exercises, respectively, less principal payments on capital leases of $21,022.

Net cash provided by financing activities for the three months ended March 31, 2001 was $377,173. The Company received net proceeds from stockholder loans in the amount of $400,000 but used $22,827 in principal payments on capital leases during the 2001 quarter.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need working capital to fund the growth of our business, we expect to continue to experience negative operating and investing cash flows for the remainder of 2002. We currently anticipate that our available cash resources will be insufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2002. Accordingly, we believe we will require up to approximately $5 million in additional financing to support our operations and to fund a substantially increased sales and marketing effort until we become profitable. In our opinion, together with our current revenue stream, we have sufficient cash to operate at adequate staffing levels through June 2002.

Between November 2000 and at least July 2002, our operating shortfalls have been, and are expected to be, funded by one shareholder, an affiliate, who has loaned us $2,084,245 through April 30, 2002 for that purpose. Assuming that this shareholder continues to fund our operations, we will be able to sustain operations at current levels. On May 9, 2002, we modified the terms of the convertible promissory notes held by this shareholder to induce this shareholder to provide additional loans and to extend the due dates of existing loans, which resulted in this shareholder obtaining rights, preferences and privileges senior to those of other creditors and our stockholders. However, this shareholder has no obligation to continue to fund our operating shortfalls and could stop doing so at any time. We may be required to provide similar terms to other existing and potential new investors which could further result in such investors obtaining rights, preferences or privileges senior to those of other creditors and our stockholders.

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

From inception through March 31, 2002, we generated revenue of only approximately $2,473,937 and we incurred total expenses of approximately $10,483,982 during that same period. We have incurred net losses each year since our inception. As of March 31, 2002, we had an accumulated deficit of $8,826,922. To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from shareholder borrowings, supplemented by revenues from sales of our services. From inception to April 30, 2002, the Company has received approximately $4,641,000 from the sale of common stock and convertible notes subsequently converted into common stock

The Independent Auditors’ Report on our December 31, 2001 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VillageEDOCS

PART II

ITEM 1 – LEGAL PROCEEDINGS.

The Company is not a party in any lawsuits.

In 1999, a marketing company threatened legal action related to its claim that the Company owes it $48,000 for services rendered. The Company agrees that it owes $24,000 for such services, which amount is recorded as a liability in the Company’s financial statements. The Company believes the claim for the additional $24,000 is without merit, and that the outcome of any legal action will not have a material adverse effect on the Company.

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

ITEM 2 – CHANGES IN SECURITIES.

During the three months ended March 31, 2002, the Company issued 141,664 shares of common stock for $1,417 in cash in connection with the exercise of warrants pursuant to an exemption from registration described in Section 4(2) of the Securities Act of 1933, as amended.

Options to purchase 6,098,530 shares of the Company’s common stock under the 2002 Equity Incentive Plan at per share prices ranging from $0.1875 to $0.2100 (the fair market value on the date of grant) were issued to employees during the three months ended March 31, 2002, vesting on various dates from the date of grant through March 2007. Options to purchase 38,750 shares of the Company’s common stock under the 2002 Equity Incentive Plan were cancelled during the three months ended March 31, 2002 due to the termination of employment.

Options to purchase 15,000 shares of the Company’s common stock under the 1997 Stock Option Plan were cancelled during the three months ended March 31, 2002 due to the termination of employment.

During the three months ended March 31, 2002, the Company borrowed $290,000 from a stockholder and issued convertible promissory notes bearing interest at 10 percent per annum.

As an inducement for the extension of the due date with respect to $2,039,245 in convertible promissory notes due between June 2002 and October 2003 and including the $290,000 borrowed in the first quarter of 2002 (the “Notes”) and as inducement for receipt of up to $610,000 in debt financing during 2002, the Company entered into two agreements dated May 9, 2002 with a stockholder, a Promissory Note Modification Agreement and a Security Agreement (the “May 9, 2002 Agreements”). Pursuant to the May 9, 2002 Agreements, the Notes were modified and now include the following terms. The Notes, as modified, are secured by a security interest in all of the Company’s assets. The principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company’s common stock at the lower of $2.50 per share or the price paid per share by the acquirer. In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company’s common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company’s common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date the stockholder delivers written notice of his conversion election to the Company. In addition, the May 9, 2002 Agreements provide the stockholder with piggyback registration rights with respect to all previously unregistered shares of the Company’s common stock held by the stockholder, whether issued for cash or for conversion of the Notes, as modified.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5 – OTHER MATTERS.

Not Applicable

ITEM 6 – EXHIBITS AND REPORTS ON FORM 8-K.

(a)  Exhibits

4.1	2002 Equity Incentive Plan dated as of January 30, 2002*

4.2	Form of Stock Option Agreement*

4.3	Promissory Note Modification Agreement dated May 9, 2002 by and among the Company, Joan P. Williams and C. Alan Williams*

4.4	Security Agreement dated May 9, 2002 by and among the Company, Joan P. Williams and C. Alan Williams*

4.5	Form of Unsecured Convertible Promissory Note*

4.6	Form of Convertible Secured Promissory Note*

* Filed herewith

(b)  Reports on Form 8- K

Date	Subject

1/29/2002	Commencement of trading of the Company’s common stock on the Over-The-Counter Bulletin Board

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

Dated:    May 15, 2002
VillageEDOCS (Registrant)

By:	/s/ K. Mason Conner

K. Mason Conner
Chief Executive Officer and Director

By:	/s/ Michael A. Richard

Michael A. Richard
Controller
(Principal Accounting Officer)
Dated:    May 15, 2002