Form 10QSB
period 2002-06-30
VILLAGEEDOCS INC
filed 2002-08-14
CIK 1122099

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   Form 10-QSB

                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2002

                                       OR

                TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from_________, 20__, to________, 20__.

                        Commission File Number: 000-31395
                        ---------------------------------

                                  VillageEDOCS
                                  ------------

          California                                     33-0668917
-------------------------------            -------------------------------------
(State or Other Jurisdiction of            I.R.S. Employer Identification Number
 Incorporation or Organization)



14471 Chambers Road, Suite 105, Tustin, California              92780
--------------------------------------------------           ------------
    (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code:  (714) 734-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

                   X  YES                             NO
                  ---                             ---


There were 29,949,487 shares of the Registrant's common stock outstanding as of July 31, 2002.

Transitional Small Business Format (check one) Yes     No  X
                                                   ---    ---

                                  VillageEDOCS
--------------------------------------------------------------------------------


                         PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

         Balance Sheet for June 30, 2002 (Unaudited)                           1

         Statements of Operations for the three and six months ended
           June 30, 2002 and 2001 (Unaudited)                                  2

         Statements of Cash Flows for the three and six months ended
           June 30, 2002 and 2001 (Unaudited)                                  3
..
         Notes to Financial Statements                                         4

                                  VillageEDOCS
                                  Balance Sheet
                                   (Unaudited)

--------------------------------------------------------------------------------


                                                       June 30, 2002
                                                       -------------
ASSETS
Current Assets:
  Cash                                                 $    20,371
  Accounts receivable, net of allowance for doubtful
   accounts of $53,000                                     119,888
  Other current assets                                      12,917
                                                       -----------
    Total current assets                                   153,176

  Property and equipment, net                              240,472
  Web site development costs, net                           73,631
  Other assets                                              22,373
                                                       -----------
                                                       $   489,652
                                                       ===========
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities:
  Accounts payable                                     $   238,143
  Accrued expenses                                         134,233
  Accrued interest on convertible notes
   payable to related parties                              354,963
  Current portion of capital lease obligations              71,984
                                                       -----------
    Total current liabilities                              799,323

Capital lease obligations, net of current portion           16,213
Convertible notes payable to related parties               677,747
                                                       -----------
    Total liabilities                                    1,493,283
                                                       -----------
Stockholders' Deficit:
  Common stock, no par value:
    Authorized - 90,000,000 shares
     Issued and outstanding - 29,949,487 shares          6,799,550
  Additional paid-in capital                             1,311,324
  Accumulated deficit                                   (9,114,505)
                                                       -----------
      Total stockholders' deficit                       (1,003,631)
                                                       -----------
                                                       $   489,652
                                                       ===========

See accompanying notes to unaudited financial statements

                                  VillageEDOCS
                            Statements of Operations
                                   (Unaudited)

--------------------------------------------------------------------------------

                                         Three Months Ended          Six Months Ended
                                         June 30,     June 30,      June 30,     June 30,
                                             2002         2001          2002         2001
                                      -----------  -----------   -----------  -----------
Net sales                             $   402,489   $  322,383   $   809,638      625,762
Cost of sales                             219,035      245,215       424,079      450,319
                                      -----------  -----------   -----------  -----------
     Gross profit                         183,454       77,168       385,559      175,443
                                      -----------  -----------   -----------  -----------
Operating expenses:
    Product and technology
     development                           93,906      137,163       187,629      267,993
    Sales and marketing                   138,020      117,825       234,323      248,955
    General and administrative            163,612      140,404       341,619      522,924
    Depreciation and amortization          32,855       22,176        58,672       48,259
                                      -----------  -----------   -----------  -----------
      Total operating expenses            428,393      417,568       822,243    1,088,131
                                      -----------  -----------   -----------  -----------
      Loss from operations               (244,939)    (340,400)     (436,684)    (912,688)

Interest income                                --           --            --           13
Interest expense                          (42,644)     (44,759)     (105,114)     (82,219)
                                      -----------  -----------   -----------  -----------
     Loss before provision for
      income taxes                       (287,583)    (385,159)     (541,798)    (994,894)

Provision for income taxes                    --           800           800          800
                                      -----------  -----------   -----------  -----------
     Net loss                         $  (287,583) $  (385,959)   $ (542,598) $  (995,694)
                                      ===========  ===========   ===========  ===========
Basic and diluted loss available to
 common stockholders per common
 share                                $      (.01) $      (.03)  $      (.03) $      (.07)
                                      ===========  ===========   ===========  ===========

Weighted average shares outstanding    22,313,855   13,897,721    18,243,413   13,853,427
                                      ===========  ===========   ===========  ===========


See accompanying notes to unaudited financial statements

                                  VillageEDOCS
                            Statements of Cash Flows
                                   (Unaudited)

--------------------------------------------------------------------------------

                                                                      Six Months Ended
                                                                  June 30,        June 30,
                                                                      2002            2001
                                                                ----------      ----------

Cash Flows from Operating Activities:
  Net loss                                                      $ (542,598)      $(995,694)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Depreciation and amortization                                  58,672          48,259
     Provision for loss on doubtful accounts receivable             35,363          (2,448)
     Estimated fair market value of stock options issued to
      non-employees for services rendered                           22,000         170,331
     Changes in operating assets and liabilities:
       Accounts receivable                                         (72,689)        (22,866)
       Other current assets                                         (6,584)         (7,989)
       Accounts payable                                              8,794         (18,962)
       Accrued expenses and other                                  123,810          98,258
                                                                ----------       ---------

        Net cash used in operating activities                     (373,232)       (731,111)
                                                                ----------       ---------
  Cash Flows from Investing Activities:
    Purchases of property and equipment                            (39,005)         (2,730)
    Web site development costs                                     (84,230)             --
                                                                ----------       ---------
        Net cash used in investing activities                     (123,235)         (2,730)
                                                                ----------       ---------
  Cash Flows from Financing Activities:
    Proceeds from convertible notes payable to related parties     530,000         740,000
    Principal payments under capital leases                        (54,612)        (56,277)
    Proceeds from the exercise of warrants                           2,129           1,051
                                                                ----------       ---------
        Net cash provided by financing activities                  477,517         684,774
                                                                ----------       ---------
    Net decrease in cash                                           (18,950)        (49,067)

    Cash, beginning of period                                       39,321          82,266
                                                                ----------       ---------
    Cash, end of period                                         $   20,371       $  33,199
                                                                ==========       =========
Supplemental disclosure of cash flow information -
  Cash paid during the period for:

          Interest                                              $    3,023       $  12,962
                                                                ==========       =========
          Income taxes                                          $       --       $      --
                                                                ==========       =========

See accompanying notes to unaudited financial statements

                                  VillageEDOCS
             Notes to Unaudited Financial Statements - June 30, 2002

--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.   Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the financial statements included herein. The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of June 30, 2002, and the results of operations and cash flows for the three and six months ended June 30, 2002 and 2001.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2001, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002. The interim results are not necessarily indicative of the results for a full year.

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

4.   Summary of Significant Accounting Policies

     Concentration of Credit Risk

     The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. At June 30, 2002, the Company has recorded an allowance for doubtful accounts of $53,000. One customer accounted for approximately 17% and 11% of accounts receivable at June 30, 2002 and 2001, respectively.

     Use of Estimates in the Preparation of Financial Statements

     The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, property and equipment and web site development costs, and valuation of deferred tax assets. Actual results could differ from those estimates.

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

     Loss per Share

     Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, 0 and 2,506,305 as of June 30, 2002 and 2001, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive for the periods ended June 30, 2002 and 2001.

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

     Web Site Development Costs

     During the six months ended June 30, 2002, the Company capitalized $73,631, net of $10,599 of accumulated amortization, related to the web site in accordance with the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs."

5.   Convertible Notes Payable

During the six months ended June 30, 2002, the Company borrowed $530,000 from C. Alan Williams and issued convertible promissory notes bearing interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer. In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.

Total interest expense recognized on all the convertible notes payable was $97,344 and $82,219 during the six months ended June 30, 2002 and 2001, respectively. Total interest accrued and not paid on the convertible notes payable to related parties as of June 30, 2002 totaled $354,963 and is included in the accompanying balance sheet.

As an inducement for the extension of the due date with respect to $2,039,245 in convertible promissory notes issued through April 10, 2002 and due between June 2002 and October 2003 (the "Notes") and as inducement for receipt of up to $610,000 in debt financing during 2002, the Company entered into two agreements dated May 9, 2002 with Mr. Williams, a Promissory Note Modification Agreement and a Security Agreement (the "May 9, 2002 Agreements"). Pursuant to the May 9, 2002 Agreements, the Notes were modified and now include the following terms: the Notes, as modified, are secured by a security interest in all of the Company's assets. The principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer. In addition, the principal and accrued interest on the Notes, as modified, are convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company. In addition, the May 9, 2002 Agreements grant to Mr. Williams piggyback registration rights with respect to all previously unregistered shares of the Company's common stock held by him, whether issued for cash or for conversion of the Notes, as modified. As there was no beneficial conversion feature related to these modifications, no interest expense was recorded during the periods ended June 30, 2002.

On May 15, 2002, C. Alan Williams and Joan P. Williams acquired 15,686,502 shares of the restricted common stock of the Registrant by exercising their conversion rights with respect to $2,039,245 in convertible promissory notes payable by the Registrant, at a conversion price of $0.13 per share, the average of the Company's common stock closing bid price on the OTCBB for the ten (10) consecutive trading days prior to May 15, 2002.

At June 30, 2002, the outstanding principal balance of notes payable to Mr. Williams was $170,000.

On July 15, 2002, the Company entered into a Promissory Note Modification Agreement with James Townsend with respect to $507,747 in convertible promissory notes issued through January 12, 2001 and due between June 2002 and October 2003 (the "Townsend Notes"). Pursuant to this agreement, the Townsend Notes were modified and now include the following terms: the principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer. In addition, the principal and accrued interest on the

Notes, as modified, are convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $0.10 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Townsend delivers written notice of his conversion election to the Company. In addition, the agreement grants to Mr. Townsend piggyback registration rights with respect to all previously unregistered shares of the Company's common stock held by him, whether issued for cash or for conversion of the Notes, as modified. As there was no beneficial conversion feature related to these modifications, no interest expense was recorded during the periods ended June 30, 2002.

On July 30, 2002, the Company granted Mr. Williams a full ratchet anti-dilution right to receive additional shares of the Company's common stock in the event that James Townsend converts some or all of his outstanding promissory notes to the Company's common stock at any price lower than $0.13 per share such that Mr. William's conversion price shall be equivalent to Mr. Townsend's conversion price with respect to the same number of shares.

6.   Stockholders' Equity (Deficit)

     a.   Common Stock

     During the quarter ended June 30, 2002, the Company increased the number of authorized shares of its common stock from 40,000,000 to 90,000,000.

     During the six months ended June 30, 2002, the Company issued 212,839 shares of restricted common stock for $2,129 in cash in connection with the exercise of warrants.

     On May 15, 2002, C. Alan Williams and Joan P. Williams acquired 15,686,502 shares of the restricted common stock of the Registrant by exercising their conversion rights with respect to $2,039,245 in convertible promissory notes payable by the Registrant, at a conversion price of $0.13 per share, the average of the Company's common stock closing bid price on the OTCBB for the ten (10) consecutive trading days prior to May 15, 2002.

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

     Options to purchase 6,123,530 shares of the Company's common stock under the 2002 Plan at prices ranging from $0.17 to $0.21 (the fair market value on the date of grant) were issued to employees during the six months ended June 30, 2002, vesting on various dates from the date of grant through April, 2007. 53,750 options under the 2002 or 1997 Plan were cancelled during the six months ended June 30, 2002 due to the termination of employment.

     Options to purchase 555,555 shares of the Company's common stock under the 2002 Plan at $0.18 (which was below the fair market value on the date of grant), vesting immediately, were issued to a non-employee in consideration for legal services during the six months ended June 30, 2002.

     Pursuant to APB 25 and SFAS 123 the Company recorded legal expense and prepaid expense of $15,416 and $6,584, respectively, during the six months ended June 30, 2002, for options issued to non-employee consultants. The Company recorded compensation expense of $170,331 during the six months ended June 30, 2001 for options and warrants issued to non-employee consultants.

7.   Earnings per Share

     Basic and diluted loss per common share is computed as follows:

                                                                      June 30,      June 30,
                                                                          2002          2001
     Numerator for basic and diluted loss per common share:         ----------    ----------
       Net loss available to common stockholders                    $ (542,598)   $ (995,694)
                                                                    ==========    ==========

     Denominator for basic and diluted loss per common share:
       Weighted average common shares outstanding                   18,243,413    13,853,427
                                                                    ==========    ==========
     Net loss per common share available to common stockholders

         Net loss per share                                         $    (0.03)   $    (0.07)
                                                                    ==========    ==========

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

                                  VillageEDOCS

    ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                             RESULTS OF OPERATIONS

------------------------------------------------------------------------------

Cautionary Statement Regarding Forward-Looking Information

Investors are cautioned that certain statements contained in this document, and the Company's Form 10-KSB, as well as some statements in periodic press releases and some oral statements of VillageEDOCS officials during presentations about the Company, are "forward-looking" statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Act"). All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Act. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. In addition, any statements concerning future financial performance, ongoing business strategies or prospects, and possible future Company actions which may be provided by management, are also forward-looking statements as defined by the Act. Such forward-looking statements involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to materially differ from any future results, performance or achievements expressed or implied by such forward-looking statements and to vary significantly from reporting period to reporting period. Such factors include, among others, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "DESCRIPTION OF BUSINESS - RISK FACTORS" in the Company's Form 10-SB filed with the Securities and Exchange Commission on December 20, 2000. Although management believes that the assumptions made and the expectations reflected in the forward-looking statements are reasonable, there is no assurance that the underlying assumptions will, in fact, prove to be correct or that actual future results will not be different from the expectations expressed in this report or elsewhere by management. The Company has no specific intention to update these statements.

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of June 30, 2002, and the unaudited statements of operations and cash flows for the three and six months ended June 30, 2002 and 2001, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2001 and 2000, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2002 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

As reported in the Independent Auditors' Report on our December 31, 2001 financial statements, the Company has suffered recurring losses from operations, had significant negative cash flows from operations, and had a net capital deficiency that raised substantial doubt about our ability to continue as a going concern.

Management is seeking additional financing by issuing convertible debt to existing shareholders during 2002. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in the second and third quarters of 2002. Management is actively pursuing both of these financing arrangements. Between January and June 2002, one of our shareholders loaned us $530,000 to fund our operating shortfalls in connection with his offer to provide up to $610,000 in debt financing during 2002; however, he has no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholder continues to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

Net Sales

Net sales for the three months ended June 30, 2002 were $402,489, a 25% increase over net sales for prior year quarter of $322,383. The increase in the 2002 quarter reflected an improvement in the volume of sales to existing customers and growth in the number of customers billed.

Cost of Sales

Cost of sales for the three months ended June 30, 2002 were $219,035 as compared to the $245,215 reported for the three months ended June 30, 2001. Cost of sales during the 2002 quarter represented 54% of sales as compared with 76% of sales in the 2001 quarter due to a decrease in variable telecommunications costs.

Gross Profit

Gross profit for the three months ended June 30, 2002 increased 138% to $183,454 as compared to $77,168 for the prior year quarter. The increase of $106,286 is attributable to both a reduction in variable costs of sales and an increase in sales volume for the Company's internet-enabled fax services.

Operating Expenses

Operating expenses for the three months ended June 30, 2002 increased by 3% to $428,393 from the $417,568 reported in the three months ended June 30, 2001, an increase of $10,825. Product and technology development decreased $43,257 to $93,906 from the $137,163 reported in the prior year quarter due to capitalization of certain payroll costs related to web site development. Sales and marketing increased by $20,195 to $138,020 from the $117,825 reported in the prior year quarter due to an increase in sales lead generation programs. General and administrative increased by $23,208 to $163,612 from the $140,404 reported in the prior year quarter due to increases in legal, rent, and bad debt expenses. Depreciation and amortization expense increased $10,679 to $32,855 from the $22,176 reported in the 2001 quarter due to an increase in capitalized web site development costs.

Interest Expense

Interest expense for the quarter ended June 30, 2002 decreased 5% to $42,644 from the $44,759 reported in the prior year quarter due primarily to the May 15, 2002 conversion to equity of convertible notes payable from a related party as well as a reduction in interest paid on capital leases.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2002 was $287,583, or $0.01 per share, compared to a net loss of $385,959, or $0.03 per share, for the three months ended June 30, 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

Net Sales

Net sales for the six months ended June 30, 2002 were $809,638, a 29% increase over net sales for prior year period of $625,762. The increase in the 2002 period reflected an improvement in the volume of sales to existing customers and growth in the number of customers billed.

Cost of Sales

Cost of sales for the six months ended June 30, 2002 were $424,079 as compared to the $450,319 reported for the six months ended June 30, 2001. Cost of sales during the 2002 period represented 52% of sales as compared with 72% of sales in the 2001 period due to a decrease in variable telecommunications costs.

Gross Profit

Gross profit for the six months ended June 30, 2002 increased 120% to $385,559 as compared to $175,443 for the prior year period. The increase of $210,116 is attributable to both a reduction in variable costs of sales and an increase in sales volume for the Company's internet-enabled fax services.

Operating Expenses

Operating expenses for the six months ended June 30, 2002 decreased by 24% to $822,243 from the $1,088,131 reported in the six months ended June 30, 2001, a decrease of $265,888. Product and technology development decreased $80,364 to $187,629 from the $267,993 reported in the prior year period due to capitalization of certain payroll costs related to web site development. Sales and marketing decreased by $14,632 to $248,955 from the $234,323 reported in the prior year period due to a reduction in salaried sales staff which was partially offset by an increase in sales lead generation programs. General and administrative decreased by $181,305 to $341,619 from the $522,924 reported in the prior year period. Of the decrease, $170,331 is attributable to non-cash compensation charges incurred in connection with the vesting of certain non-employee stock options taken during the 2001 period. Depreciation and amortization expense increased $10,413 to $58,672 from the $48,259 reported in the 2001 period due to an increase in capitalized web site development costs.

Interest Expense

Interest expense for the six months ended June 30, 2002 increased 28% to $105,114 from the $82,219 reported in the prior year period due primarily to an increase in debt financing provided by a related party in consideration for convertible notes payable.

Net Loss

As a result of the foregoing, net loss for the six months ended June 30, 2002 was $542,598, or $0.03 per share, compared to a net loss of $995,694, or $0.07 per share, for the six months ended June 30, 2001.

LIQUIDITY

During the six months ended June 30, 2002, the Company's net cash position decreased by $18,950 to $20,371. Although the Company generated net cash of $477,517 from financing activities, the Company's operating and investing activities used net cash of $373,232 and $123,235, respectively. These activities contributed to a net working capital deficit as of June 30, 2002 of $646,147.

Net cash used in operating activities for the six months ended June 30, 2002 was $373,232, a decrease of $357,879 from the $731,111 used in operating activities for the six months ended June 30, 2001, mainly due to a reduction in net loss as described above.

The Company's investing activities consisted of the purchase of computer software and computer equipment and capitalization of web site development costs. Net cash used for investment activities increased $120,505 in the six months ended June 30, 2002 to $123,235 from the $2,730 reported for the six months ended June 30, 2001 due primarily to the acquisition of computer software in connection with service enhancements and capitalization of web site development costs.

The Company's financing activities include proceeds from the exercise of warrants to purchase common stock, issuance of convertible notes payable, and principal payments on capital leases.

Net cash provided by financing activities for the six months ended June 30, 2002 was $477,517, and included proceeds of $530,000 and $2,129 from stockholder loans and warrant exercises, respectively, less principal payments on capital leases of $54,612.

Net cash provided by financing activities for the six months ended June 30, 2001 was $684,774. The Company received net proceeds from stockholder loans in the amount of $740,000, and net proceeds from warrant exercises of $1,051, but used $56,277 in principal payments on capital leases during the 2001 period.

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

Between November 2000 and at least July 2002, our operating shortfalls have been, and are expected to be, funded by one shareholder, an affiliate, who has loaned us $2,209,245 through June 30, 2002 for that purpose. Assuming that this shareholder continues to fund our operations, we will be able to sustain operations at current levels. On May 9, 2002, we modified the terms of the convertible promissory notes held by this shareholder to induce this shareholder to provide additional loans and to extend the due dates of existing loans, which resulted in this shareholder obtaining rights, preferences and privileges senior to those of other creditors and our stockholders. On May 15, 2002, this shareholder exercised his conversion rights with respect to $2,039,245 in convertible promissory notes payable by the Company in consideration for 15,686,502 shares of the restricted common stock of the Company. This shareholder has no obligation to continue to fund our operating shortfalls and could stop doing so at any time. We may be required to provide similar terms to other existing and potential new investors which could further result in such investors obtaining rights, preferences or privileges senior to those of other creditors and our stockholders.

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

From inception through June 30, 2002, we generated net sales of only approximately $2,876,000 and we incurred total expenses of approximately $11,174,000 during that same period. We have incurred net losses each year since our inception. As of June 30, 2002, we had an accumulated deficit of $9,114,505. To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from shareholder borrowings, supplemented by revenues from sales of our services. From inception to June 30, 2002, the Company has received approximately $4,883,000 from the sale of common stock and convertible notes subsequently converted into common stock.

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

ITEM 2 - CHANGES IN SECURITIES.

During the six months ended June 30, 2002, the Company issued 212,839 shares of restricted common stock for $2,129 in cash in connection with the exercise of warrants.

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

Options to purchase 6,123,530 shares of the Company's common stock under the 2002 Plan at prices ranging from $0.17 to $0.21 (the fair market value on the date of grant) were issued to employees during the six months ended June 30, 2002, vesting on various dates from the date of grant through April, 2007. 53,750 options under the 2002 or 1997 Plan were cancelled during the six months ended June 30, 2002 due to the termination of employment.

Options to purchase 555,555 shares of the Company's common stock under the 2002 Plan at $0.18 (which was below the fair market value on the date of grant), vesting immediately, were issued to a non-employee in consideration for legal services during the six months ended June 30, 2002.

During the six months ended June 30, 2002, the Company borrowed $530,000 from C. Alan Williams and issued convertible promissory notes bearing interest at 10 percent per annum.

As an inducement for the extension of the due date with respect to $2,039,245 in convertible promissory notes issued through April 10, 2002 and due between June 2002 and October 2003 (the "Notes") and as inducement for receipt of up to $610,000 in debt financing during 2002, the Company entered into two agreements dated May 9, 2002 with Mr. Williams, a Promissory Note Modification Agreement and a Security Agreement (the "May 9, 2002 Agreements"). Pursuant to the May 9, 2002 Agreements, the Notes were modified and now include the following terms: the Notes, as modified, are secured by a security interest in all of the Company's assets. The principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer. In addition, the principal and accrued interest on the Notes, as modified, are convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company. In addition, the May 9, 2002 Agreements grant to Mr. Williams piggyback registration rights with respect to all previously unregistered shares of the Company's common stock held by him, whether issued for cash or for conversion of the Notes, as modified.

On May 15, 2002, C. Alan Williams and Joan P. Williams acquired 15,686,502 shares of the restricted common stock of the Registrant by exercising their conversion rights with respect to $2,039,245 in convertible promissory notes payable by the Registrant, at a conversion price of $0.13 per share, the average of the Company's common stock closing bid price on the OTCBB for the ten (10) consecutive trading days prior to May 15, 2002.

On July 15, 2002, the Company entered into a Promissory Note Modification Agreement with James Townsend with respect to $507,747 in convertible promissory notes issued through January 12, 2001 and due between June 2002 and October 2003 (the "Townsend Notes"). Pursuant to this agreement, the Townsend Notes were modified and now include the following terms: the principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer. In addition, the principal and accrued interest on the Notes, as modified, are convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $0.10 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Townsend delivers written notice of his conversion election to the Company. In addition, the agreement grants to Mr. Townsend piggyback registration rights with respect to all previously unregistered shares of the Company's common stock held by him, whether issued for cash or for conversion of the Notes, as modified.

On July 30, 2002, the Company granted Mr. Williams a full ratchet anti-dilution right to receive additional shares of the Company's common stock in the event that James Townsend converts some or all of his outstanding promissory notes to the Company's common stock at any price lower than $0.13 per share such that Mr. William's conversion price shall be equivalent to Mr. Townsend's conversion price with respect to the same number of shares.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

On July 10, 2002, James Townsend gave the Company a Notice of Default with respect to two convertible promissory notes in the aggregate principal amount of $307,747. On July 15, 2002, the Company entered into a Promissory Note Modification Agreement with James Townsend with respect to the $307,747 in convertible promissory notes, and an additional $200,000 in convertible promissory notes, issued through January 12, 2001 and due between June 2002 and October 2003 (the "Townsend Notes"). Pursuant to this agreement, the Townsend Notes were modified and now include the following terms. The principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer. In addition, the principal and accrued interest on the Notes, as modified, are convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $0.10 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Townsend delivers written notice of his conversion election to the Company. In addition, the agreement grants to Mr. Townsend piggyback registration rights with respect to all previously unregistered shares of the Company's common stock held by him, whether issued for cash or for conversion of the Notes, as modified.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5 - OTHER MATTERS.

Not Applicable

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

     (a)  Exhibits

          4.1  Letter Agreement dated July 30, 2002 by and between the Company,
               C. Alan Williams, and Joan P. Williams*

          99.1 Certification Pursuant To 18 U.S.C.ss.1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 14, 2002 by K. Mason Conner, Chief Executive Officer*

          99.2 Certification Pursuant To 18 U.S.C.ss.1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 14, 2002 by Michael A. Richard, Principal Accounting Officer*


              * Filed herewith

     (b)  Reports on Form 8-K

          Date                Subject
          -------------       --------------------------------------------------

          5/28/2002           Conversion of $2,039,245 in convertible promissory
                              notes payable to shares of the Company's common stock by C. Alan and Joan P. Williams

                                   SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

                                       VillageEDOCS (Registrant)

Dated: August 14, 2002                 By:   /s/ K. Mason Conner
                                            ------------------------------------
                                                 K. Mason Conner
                                                 Chief Executive Officer and
                                                 Director

Dated: August 14, 2002                 By:   /s/ Michael A. Richard
                                            ------------------------------------
                                                 Michael A. Richard
                                                 Controller
                                                 (Principal Accounting Officer)