Form 10QSB
period 2002-09-30
VILLAGEEDOCS INC
filed 2002-11-14
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2002

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

VillageEDOCS

California	33-0668917
--------------------------------------------------------	------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

14471 Chambers Road, Suite 105, Tustin, California	92780
----------------------------------------------------------------	----------------------------
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  714) 734-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

X	YES		NO
----		----

There were 29,981,487 shares of the Registrant's common stock outstanding as of October 31, 2002.

Transitional Small Business Format (check one)	YES		NO	X
		---		---

VillageEDOCS

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

VillageEDOCS

Balance Sheet

(Unaudited)

September 30,
2002
--------------------
ASSETS
Current assets:
Cash	22,860
Accounts receivable, net of allowance for doubtful
accounts of $58,000	120,296
Other current assets	10,456
--------------------
Total current assets	153,612

Property and equipment, net	218,816
Web site development costs, net	70,935
Other assets	22,373
--------------------
$ 465,736
=============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 236,056
Accrued expenses	101,072
Current portion of capital lease obligations	57,379
--------------------
Total current liabilities	394,507

Capital lease obligations, net of current portion	6,989
Convertible notes payable and accrued interest
payable to related parties	1,344,043
----------------------
Total liabilities	1,745,539
----------------------
Stockholders' Deficit:
Common stock, no par value:
Authorized -- 90,000,000 shares
Issued and outstanding -- 29,981,487 shares	6,805,550
Additional paid-in capital	1,336,889
Accumulated deficit	(9,422,242)
--------------------
Total stockholders' deficit	(1,279,803)
--------------------
$ 465,736
=============

See accompanying notes to unaudited financial statements

VillageEDOCS

Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2002	2001	2002	2001
	--------------------	--------------------	--------------------	--------------------

Net sales	$ 426,764	$ 327,124	$ 1,236,402	$ 952,181
Cost of sales	228,236	261,856	652,316	712,175
	--------------------	--------------------	--------------------	--------------------
Gross profit	198,528	65,268	584,086	240,006
	--------------------	--------------------	--------------------	--------------------
Operating expenses:
Product and technology
development	126,557	127,605	314,186	395,599
Sales and marketing	141,750	83,441	376,073	332,396
General and administrative	178,144	135,604	519,762	658,527
Depreciation and amortization	29,069	21,837	87,740	70,096
	--------------------	--------------------	--------------------	--------------------
Total operating expenses	475,520	368,487	1,297,761	1,456,618
	--------------------	--------------------	--------------------	--------------------
Loss from operations	(276,992)	(303,219)	(713,675)	(1,216,612)

Interest income	-	-	-	13
Interest expense	30,745	50,481	135,860	132,701
	--------------------	--------------------	--------------------	--------------------
Loss before provision for
income taxes	(307,737)	(353,700)	(849,535)	(1,349,300)

Provision for income taxes	-	-	800	800
	--------------------	--------------------	--------------------	--------------------
Net loss	$ (307,737)	$ (353,700)	$ (850,335)	$ (1,350,100)
	=============	=============	=============	=============

Basic and diluted loss available to
common stockholders per common
share	$ (0.01)	$ (0.03)	$ (0.04)	$ (0.10)
	=============	=============	=============	=============

Weighted average shares outstanding	29,949,839	13,991,292	22,284,928	13,886,497
	=============	=============	=============	=============

See accompanying notes to unaudited financial statements

VillageEDOCS

Statements of Cash Flows

(Unaudited)

	Nine Months Ended
	September 30,	September 30,
	2002	2001
	----------------------	----------------------
Cash Flows from Operating Activities:
Net loss	$ (850,335)	$ (1,350,100)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	87,740	70,096
Provision for loss on doubtful accounts receivable	48,593	17,033
Estimated fair market value of stock options issued
to non-employees for services rendered	17,877	170,320
Stock purchase warrants issued to employees for
services rendered	25,565	-
Common stock issued to non-employees for
services rendered	6,000	-
Changes in operating assets and liabilities:
Accounts receivable	(86,327)	(63,187)
Other current assets	-	(17,873)
Accounts payable	6,707	65,746
Accrued expenses and other	111,982	137,528
	--------------------	--------------------
Net cash used in operating activities	(632,198)	(970,437)
	-------------------	--------------------
Cash Flows from Investing Activities:
Purchases of property and equipment	(39,005)	(2,730)
Web site development costs	(88,946)	-
	-------------------	---------------------
Net cash used by investing activities	(127,951)	(2,730)
	-------------------	---------------------
Cash Flows from Financing Activities:
Proceeds from convertible notes payable to related parties	820,000	1,010,000
Principal payments under capital leases	(78,441)	(96,937)
Proceeds from the exercise of warrants	2,129	1,510
	-------------------	---------------------
Net cash provided by financing activities	743,688	914,573
	-------------------	---------------------
Net change in cash	(16,461)	(58,594)

Cash, beginning of period	39,321	82,266
	---------------------	--------------------
Cash, end of period	$ 22,860	$ 23,672
	=============	=============
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 9,946	$ 17,184
	=============	=============
Income taxes	$ 800	$ 800
	=============	=============

See accompanying notes to unaudited financial statements

VillageEDOCS

Notes to Unaudited Financial Statements - September 30, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1       Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the financial statements included herein.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and note disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of September 30, 2002, and the results of operations and cash flows for the three and nine months ended September 30, 2002 and 2001.

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

The Company's success is dependent upon numerous items, certain of which are the successful implementation and marketing of its internet-enabled fax services, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company's current and future cost structure, and its success in obtaining financing for equipment and operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing a new business.  These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing.  The failure of the Company to meet any of these conditions could have a materially adverse effect upon the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can, or will ever, operate profitably.

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

4.       Summary of Significant Accounting Policies

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At September 30, 2002, the Company has recorded an allowance for doubtful accounts of approximately $58,000.  One customer accounted for approximately 11% of accounts receivable at September 30, 2002 and 2001.  One customer accounted for approximately 17% of total sales for the nine months ended September 30, 2001.  No single customer accounted for more than 10% of total sales for the nine months ended September 30, 2002

Use of Estimates in the Preparation of Financial Statements

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, 0 and 2,474,461 as of September 30, 2002 and 2001, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive for the periods ended September 30, 2002 and 2001.

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

Web Site Development Costs

During the nine months ended September 30, 2002, the Company capitalized $70,935, net of $18,011 of accumulated amortization, related to the web site in accordance with the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs."

5.       Convertible Notes Payable to Related Parties

During the nine months ended September 30, 2002, the Company borrowed $820,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.

Total interest expense recognized on all the convertible notes payable was $118,678 and $115,517 during the nine months ended September 30, 2002 and 2001, respectively.  Total interest accrued and not paid on the convertible notes payable to related parties as of September 30, 2002 totaled $376,296 and is included in the accompanying balance sheet.

As an inducement for the extension of the due date with respect to $2,039,245 in convertible promissory notes issued through April 10, 2002 and due between June 2002 and October 2003 (the "Notes") and as inducement for receipt of up to $610,000 in debt financing during 2002, the Company entered into two agreements dated May 9, 2002 with Mr. and Mrs. Williams, a Promissory Note Modification Agreement and a Security Agreement (the "May 9, 2002 Agreements").  Pursuant to the May 9, 2002 Agreements, the Notes were modified and now include the following terms:  the Notes, as modified, are secured by a security interest in all of the Company's assets. The principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of his conversion election to the Company.  In addition, the May 9, 2002 Agreements grant to Mr. and Mrs. Williams piggyback registration rights with respect to all previously unregistered shares of the Company's common stock held by them, whether issued for cash or for conversion of the Notes, as modified.  As there was no beneficial conversion feature related to these modifications, no interest expense was recorded during the periods ended September 30, 2002.

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

At September 30, 2002, the outstanding principal balance of convertible secured promissory notes payable to Mr. and Mrs. Williams was $460,000.

On July 15, 2002, the Company entered into a Promissory Note Modification Agreement with James Townsend with respect to $507,747 in convertible promissory notes issued through January 12, 2001 and due between June 2002 and October 2003 (the "Townsend Notes").  Pursuant to this agreement, the Townsend Notes were modified and now include the following terms:  the principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $0.10 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Townsend delivers written notice of his conversion election to the Company.  In addition, the agreement grants to Mr. Townsend piggyback registration rights with respect to all previously unregistered shares of the Company's common stock held by him, whether issued for cash or for conversion of the Notes, as modified.  As there was no beneficial conversion feature related to these modifications, no interest expense was recorded during the periods ended September 30, 2002.

On July 30, 2002, the Company granted Mr. And Mrs. Williams a full ratchet anti-dilution right to receive additional shares of the Company's common stock in the event that Mr. Townsend converts some or all of his outstanding promissory notes to the Company's common stock at any price lower than $0.13 per share such that Mr. and Mrs. William's conversion price shall be equivalent to Mr. Townsend's conversion price with respect to the same number of shares.

6.       Stockholders' Equity (Deficit)

a.         Common Stock

During the quarter ended June 30, 2002, the Company increased the number of authorized shares of its common stock from 40,000,000 to 90,000,000.

During the nine months ended September 30, 2002, the Company issued 212,839 shares of restricted common stock for $2,129 in cash in connection with the exercise of warrants, and 32,000 shares of restricted common stock in consideration for $6,000 in consulting services rendered.

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

Options to purchase 6,148,530 shares of the Company's common stock under the 2002 Plan at per-share prices ranging from $0.17 to $0.21 (the fair market value on the date of grant) were issued to employees during the nine months ended September 30, 2002, vesting on various dates from the date of grant through September, 2007.  143,333 options under the 2002 or 1997 Plan were cancelled during the nine months ended September 30, 2002 due to the termination of employment.  Subject to approval by the Company's Board of Directors to increase the number of shares reserved for issuance pursuant to the 2002 Plan, the Company has agreed to issue to an employee an option to purchase 1,000,000 shares of the Company's common stock at $0.18 per share (the fair market value on the date of grant).

Subject to approval by the Company's Board of Directors to increase the number of shares reserved for issuance under  the 2002 Plan, options to purchase 555,555 shares of the Company's common stock at $0.18 per share (which was below the fair market value on the date of grant), vesting immediately, were issued to a non-employee in consideration for legal services during the nine months ended September 30, 2002.  In connection with this issuance, and pursuant to APB 25 and SFAS 123, the Company recorded legal expense and prepaid expense of $17,877 and $4,123, respectively, during the nine months ended September 30, 2002.  The Company recorded compensation expense of $170,320 during the nine months ended September 30, 2001 for options and warrants issued to non-employee consultants.

c.         Warrants

During the nine months ended September 30, 2002, the Company issued a warrant to purchase 24,019 shares of the Company's common stock at $0.01 per share to an employee and recorded compensation expense of $25,565 in connection with the issuance.  During the nine months ended September 30, 2002, warrants to purchase 212,839 shares of common stock were exercised for cash, and warrants to purchase 113,777 shares of the common stock of the Company expired unexercised and were cancelled.

7.       Earnings per Share

          Basic and diluted loss per common share is computed as follows:

	September 30,	September 30,
	2002	2001
Numerator for basic and diluted loss per common share:	-------------	---------------
Net loss available to common stockholders	$ (850,335)	$ (1,350,100)
	=========	==========

Denominator for basic and diluted loss per common share:
Weighted average common shares outstanding	22,284,928	13,886,497
	=========	=========
Net loss per common share available to common stockholders

Net loss per share	$ (0.04)	$ (0.10)
	========	=========

8.       Litigation

The Company is, from time to time, involved in various legal and other proceedings that arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

9.       Subsequent Events

Subsequent to September 30, 2002, the Company entered into a Consulting Services Agreement with a related party to provide marketing communications services for up to four months in consideration for up to 320,000 shares of the Company's common stock.  The compensation shall be earned on a pro-rata basis at the end of each of four thirty-day work periods and only upon receipt and acceptance by the Company of the related party's work product.

Subsequent to September 30, 2002, the Company borrowed an additional $140,000 from C. Alan and Joan P. Williams and issued convertible promissory notes with terms identical to those described in Note 5 above, except that, as to $70,000 in convertible promissory notes, the conversion price of the convertible promissory notes is the lower of $0.07 per share (which was below the fair market value on the date of issuance) or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  The beneficial conversion feature will result in a charge to interest expense.

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

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of September 30, 2002, and the unaudited statements of operations and cash flows for the three and nine months ended September 30, 2002 and 2001, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2001 and 2000, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2002.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

Management is seeking additional financing by issuing convertible debt to existing shareholders during 2002. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in the fourth quarter of 2002. Management is actively pursuing both of these financing arrangements. Between January and September 2002, one of our shareholders loaned us  $820,000 to fund our operating shortfalls; however, he has no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholder continues to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001
Net Sales

Net sales for the three months ended September 30, 2002 were $426,764, a 30% increase over net sales for prior year quarter of $327,124.  The increase in the 2002 quarter reflected an improvement in the volume of sales to existing customers and growth in the number of customers billed.

Cost of Sales

Cost of sales for the three months ended September 30, 2002 were $228,236 as compared to the $261,856 reported for the three months ended September 30, 2001.  Cost of sales during the 2002 quarter represented 53% of sales as compared with 80% of sales in the 2001 quarter due to a decrease in variable telecommunications costs.

Gross Profit

Gross profit for the three months ended September 30, 2002 increased 204% to $198,528 as compared to $65,268 for the prior year quarter.  The increase of $133,260 is attributable to both a reduction in variable costs of sales and an increase in sales volume for the Company's internet-enabled fax services.

Operating Expenses

Operating expenses for the three months ended September 30, 2002 increased by 29% to $475,520 from the $368,487 reported in the three months ended September 30, 2001, an increase of $107,033.  Product and technology development decreased $1,048 to $126,557 from the $127,605 reported in the prior year quarter due to capitalization of certain payroll costs related to web site development.  Sales and marketing increased by $58,309 to $141,750 from the $83,441 reported in the prior year quarter due to the addition of sales staff and an increase in sales lead generation programs.  General and administrative increased by $42,540 to $178,144 from the $135,604 reported in the prior year quarter due to increases in legal, rent, and bad debt expenses.  Depreciation and amortization expense increased $7,232 to $29,069 from the $21,837 reported in the 2001 quarter due to an increase in capitalized web site development costs.  During the three months ended September 30, 2002, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 30%, 33%, 42%, and 7% of net sales, respectively.

Interest Expense

Interest expense for the quarter ended September 30, 2002 decreased 39% to $30,745 from the $50,481 reported in the prior year quarter due primarily to the May 15, 2002 conversion to equity of convertible notes payable from a related party as well as a reduction in interest paid on capital leases.

Net Loss

As a result of the foregoing, net loss for the three months ended September 30, 2002 was $307,737, or $0.01 per share, compared to a net loss of $353,700, or $0.03 per share, for the three months ended September 30, 2001.

Nine Months Ended September 30, 2002 Compared to Nine Months Ended September 30, 2001

Net Sales

Net sales for the nine months ended September 30, 2002 were $1,236,402, a 30% increase over net sales for the prior year period of $952,181.  The increase in the 2002 period reflected an improvement in the volume of sales to existing customers and growth in the number of customers billed.

Cost of Sales

Cost of sales for the nine months ended September 30, 2002 were $652,316 as compared to the $712,175 reported for the nine months ended September 30, 2001.  Cost of sales during the 2002 period represented 53% of sales as compared with 75% of sales in the 2001 period due to a decrease in variable telecommunications costs.

Gross Profit

Gross profit for the nine months ended September 30, 2002 increased 143% to $584,086 as compared to $240,006 for the prior year period.  The increase of $344,080 is attributable to both a reduction in variable costs of sales and an increase in sales volume for the Company's internet-enabled fax services.

Operating Expenses

Operating expenses for the nine months ended September 30, 2002 decreased by 11% to $1,297,761 from the $1,456,618 reported in the nine months ended September 30, 2001, a decrease of $158,857.  Product and technology development decreased $81,413 to $314,186 from the $395,599 reported in the prior year period due to capitalization of certain payroll costs related to web site development.  Sales and marketing increased by $43,677 to $376,073 from the $332,396 reported in the prior year period due to increases in sales staff and in sales lead generation programs.  General and administrative decreased by $138,765 to $519,762 from the $658,527 reported in the prior year period.  The overall decrease was comprised of increases of $31,555 in rent, bad debt and legal expenses offset by a decrease of $170,320 in non-cash compensation charges incurred in connection with the vesting of certain non-employee stock options taken during the 2001 period.  Depreciation and amortization expense increased $17,644 to $87,740 from the $70,096 reported in the 2001 period due to an increase in capitalized web site development costs. ..  During the nine months ended September 30, 2002, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 25%, 30%, 42%, and 7% of net sales, respectively.

Interest Expense

Interest expense for the nine months ended September 30, 2002 decreased 2% to $135,860 from the $132,701 reported in the prior year period due primarily to the May 15, 2002 conversion to equity of convertible notes payable from a related party as well as a reduction in interest paid on capital leases.

Net Loss

As a result of the foregoing, net loss for the nine months ended September 30, 2002 was $850,335, or $0.04 per share, compared to a net loss of $1,350,100, or $0.10 per share, for the nine months ended September 30, 2001.

LIQUIDITY

During the nine months ended September 30, 2002, the Company's net cash position decreased by $16,461 to $22,860. Although the Company generated net cash of $743,688 from financing activities, the Company's operating and investing activities used net cash of  $632,198 and $127,951, respectively.  These activities contributed to a net working capital deficit as of September 30, 2002 of $240,895.

Net cash used in operating activities for the nine months ended September 30, 2002 was $632,198, a decrease of $338,239 from the $970,437 used in operating activities for the nine months ended September 30, 2001, mainly due to a reduction in net loss as described above.

The Company's investing activities consisted of the purchase of computer software and computer equipment and capitalization of web site development costs. Net cash used for investment activities increased $125,221 in the nine months ended September 30, 2002 to $127,951 from the $2,730 reported for the nine months ended September 30, 2001 due primarily to the acquisition of computer software in connection with service enhancements and capitalization of web site development costs.

The Company's financing activities include proceeds from the exercise of warrants to purchase common stock, issuance of convertible notes payable, and principal payments on capital leases.

Net cash provided by financing activities for the nine months ended September 30, 2002 was $743,688, and included proceeds of  $820,000 and $2,129 from stockholder loans and warrant exercises, respectively, less principal payments on capital leases of $78,441.

Net cash provided by financing activities for the nine months ended September 30, 2001 was $914,573.  The Company received net proceeds from stockholder loans in the amount of $1,010,000, and net proceeds from warrant exercises of $1,510, but used $96,937 in principal payments on capital leases during the 2001 period.

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

Between November 2000 and at least November 2002, our operating shortfalls have been, and are expected to be, funded by one shareholder, an affiliate, who has loaned us $2,499,245 through September 30, 2002 for that purpose. Assuming that this shareholder continues to fund our operations, we will be able to sustain operations at current levels. On May 9, 2002, we modified the terms of the convertible promissory notes held by this shareholder to induce this shareholder to provide additional loans and to extend the due dates of existing loans, which resulted in this shareholder obtaining rights, preferences and privileges senior to those of other creditors and our stockholders.    On May 15, 2002, this shareholder exercised his conversion rights with respect to $2,039,245 in convertible promissory notes payable by the Company in consideration for 15,686,502 shares of the restricted common stock of the Company.  This shareholder has no obligation to continue to fund our operating shortfalls and could stop doing so at any time.  We may be required to provide similar terms to other existing and potential new investors which could further result in such investors obtaining rights, preferences or privileges senior to those of other creditors and our stockholders.

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

From inception through September 30, 2002, we generated net sales of only approximately $3,303,000 and we incurred total expenses of approximately $11,680,000 during that same period. We have incurred net losses each year since our inception. As of September 30, 2002, we had an accumulated deficit of $9,422,242.  To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from shareholder borrowings, supplemented by revenues from sales of our services. From inception to September 30, 2002, the Company has received approximately $5,173,000 from the sale of common stock and convertible notes subsequently converted into common stock.

The Independent Auditors' Report on our December 31, 2001 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

VillageEDOCS

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15 under the Securities Exchange Act of 1934, within the 90 days prior to the filing date of this report, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective.  There have been no significant changes in the Company's internal control or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.  Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company's Chief Executive Officer and Chief Financial Officer as appropriate, to allow timely decisions regarding required disclosure.

VillageEDOCS

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

ITEM 2 - CHANGES IN SECURITIES.

During the nine months ended September 30, 2002, the Company increased the number of authorized shares of its common stock from 40,000,000 to 90,000,000.

During the nine months ended September 30, 2002, the Company issued 212,839 shares of restricted common stock for $2,129 in cash in connection with the exercise of warrants, and 32,000 shares of restricted common stock in consideration for $6,000 in consulting services rendered.

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

Options to purchase 6,148,530 shares of the Company's common stock under the 2002 Plan at per-share prices ranging from $0.17 to $0.21 (the fair market value on the date of grant) were issued to employees during the nine months ended September 30, 2002, vesting on various dates from the date of grant through September, 2007.  143,333 options under the 2002 or 1997 Plan were cancelled during the nine months ended September 30, 2002 due to the termination of employment.  Subject to approval by the Company's Board of Directors to increase the number of shares reserved for issuance pursuant to the 2002 Plan, the Company has agreed to issue to an employee an option to purchase 1,000,000 shares of the Company's common stock at $0.18 per share (the fair market value on the date of grant).

Subject to approval by the Company's Board of Directors to increase the number of shares reserved for issuance under the 2002 Plan, options to purchase 555,555 shares of the Company's common stock at $0.18 per share (which was below the fair market value on the date of grant), vesting immediately, were issued to a non-employee in consideration for legal services during the nine months ended September 30, 2002.

During the nine months ended September 30, 2002, the Company issued a warrant to purchase 24,019 shares of the Company's common stock at $0.01 per share to an employee and recorded compensation expense of $25,565 in connection with the issuance.  During the nine months ended September 30, 2002, warrants to purchase 113,777 shares of the common stock of the Company expired unexercised and were cancelled.

During the nine months ended September 30, 2002, the Company borrowed $820,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.  Total interest expense recognized on all the convertible notes payable was $118,678 and $115,517 during the nine months ended September 30, 2002 and 2001, respectively.

As an inducement for the extension of the due date with respect to $2,039,245 in convertible promissory notes issued through April 10, 2002 and due between June 2002 and October 2003 (the "Notes") and as inducement for receipt of up to $610,000 in debt financing during 2002, the Company entered into two agreements dated May 9, 2002 with Mr. and Mrs. Williams, a Promissory Note Modification Agreement and a Security Agreement (the "May 9, 2002 Agreements").  Pursuant to the May 9, 2002 Agreements, the Notes were modified and now include the following terms:  the Notes, as modified, are secured by a security interest in all of the Company's assets. The principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of his conversion election to the Company.  In addition, the May 9, 2002 Agreements grant to Mr. and Mrs. Williams piggyback registration rights with respect to all previously unregistered shares of the Company's common stock held by them, whether issued for cash or for conversion of the Notes, as modified.

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

At September 30, 2002, the outstanding principal balance of convertible secured promissory notes payable to Mr. and Mrs. Williams was $460,000.

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

On July 30, 2002, the Company granted Mr. And Mrs. Williams a full ratchet anti-dilution right to receive additional shares of the Company's common stock in the event that Mr. Townsend converts some or all of his outstanding promissory notes to the Company's common stock at any price lower than $0.13 per share such that Mr. and Mrs. William's conversion price shall be equivalent to Mr. Townsend's conversion price with respect to the same number of shares.

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

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5 - OTHER MATTERS.

On November 12, 2002, the Company entered into an agreement with Magnum Financial Group, LLC pursuant to which Magnum has agreed to provide certain financial communications and investor relations services on our behalf.  The agreement does not have a stated term, but will remain in effect until terminated by either party upon thirty days prior notice to the other party.  In consideration for the services to be performed by Magnum, we have agreed to pay Magnum a monthly consulting fee of $500 and to issue to Magnum during each month a number of shares of our common stock determined by dividing $5,000 by the average closing bid price of the stock for the trading days in that month.  We have also agreed to provide Magnum piggyback registration rights with respect to any shares issued under the agreement.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

4.1

Letter Agreement dated July 30, 2002 by and between the Company, C. Alan Williams, and Joan P. Williams previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002.

4.2

Promissory Note Modification Agreement dated July 15, 2002 by and between the Registrant and James W. Townsend previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 2, 2002 and incorporated herein by reference.

4.3

Form of Unsecured Convertible Promissory Note. Previously filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and  incorporated herein by reference.

4.4

Form of Convertible Secured Promissory Note. Previously filed as Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.

10.1	Engagement Agreement dated November 12, 2002 by and between the Company and Magnum Financial Group, LLC.*
10.2	Consulting Services agreement dated October 28, 2002 by and between the Company and Tim Dales.*
99.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 14, 2002 by K. Mason Conner, Chief Executive Officer.*
99.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 14, 2002 by Michael A. Richard, Principal Accounting Officer.*
*	Filed herewith

(b)     Reports on Form 8-K

Date	Subject
July 2, 2002	Extension of due dates to October, 2005 with respect to $508,000 in convertible promissory notes and modification of certain terms thereof.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: November 14, 2002	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: November 14, 2002	By /s/ Michael A. Richard
Michael A. Richard
Controller
(Principal Accounting Officer)

CERTIFICATION UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I certify that:

1.              I reviewed this quarterly report on Form 10-QSB;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.              The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

               a)               designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b)               evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c)               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

      a)               all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                 b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.              The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ K. Mason Conner
-------------------------------	------------------------------------------
President and Chief Executive Officer

CERTIFICATION UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I certify that:

1.              I reviewed this quarterly report on Form 10-QSB;

2.              Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.             Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this quarterly report;

4.              The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

               a)               designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b)               evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c)               presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.              The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

                a)               all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                 b)             any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.              The Registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002	/s/ Michael A. Richard
------------------------------	------------------------------------------
Controller and Principal Accounting Officer