Form 10KSB
period 2002-12-31
VILLAGEEDOCS INC
filed 2003-03-28
CIK 1122099

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------

FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002	Commission File Number: 00031395

VillageEDOCS

(Name of Small Business Issuer in its Charter)

California	33-0668917
-----------------------------------------------	----------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14471 Chambers Road, Suite 105, Tustin, CA	92780
-----------------------------------------------	----------------------------
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number:	(714) 734-1030

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock,  no par value

(Title of each class)

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

State issuer's revenues for its most recent fiscal year:  $1,611,546

State the aggregate market value of the voting stock held by non-affiliates of the issuer:  $897,785 as of February 28, 2003.

Number of shares of the issuer's common stock, no par value, outstanding as of February 28, 2003:  30,920,702 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format                              YES (   )____NO (X)

Indicate by check mark whether the Issuer  is an accelerated filer (as defined in Rule 12b-2 of the Act        YES (   )____NO (X)

VillageEDOCS

FORM 10-KSB INDEX

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

FORWARD-LOOKING INFORMATION

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. The words "anticipated," "believe," "expect," "plan," "intended," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "Factors That May Affect Future Results" in Item 6 of this Annual Report. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

WEBSITE ACCESS TO REPORTS

Our principal executive offices are currently located at 14471 Chambers Road, Suite #105, Tustin, CA  92780.  The Company's Internet website address is www.villageedocs.com.  The Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports of Form 8-K, and all amendments thereto, are available free of charge on the Company's website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

OVERVIEW

VillageEDOCS (the "Company" or "We") is incorporated in the State of California. The Company was originally incorporated in 1995 in Delaware as SoftTek, Inc. In August 1997, we changed our name to SoftTek Technologies Inc. and reincorporated in California. In 1999 we changed our name to VillageFax.com, Inc., and then, as of July 11, 2000, to VillageEDOCS. Until late 1998, the Company provided product marketing services and fax server products, which were discontinued in 1998.  Since late 1998, we have provided worldwide, Internet-based, business-to-business fax services. Our Internet-based fax service enables a user to send a fax to an individual or to a broadcast list of thousands through their familiar web browser (i.e. Microsoft Explorer, Netscape Navigator, etc.), e-mail package (i.e. Microsoft Exchange,  Microsoft Outlook, Netscape Mail, Eudora, etc.), Microsoft Windows-based application, Enterprise Resource Planning or Customer Relationship Management system, or proprietary Corporate Information System.  As of February 28, 2003, we had approximately 475 active clients.  During 2002, no single customer accounted for more than 7% of net sales.

We use proprietary, internally-developed document processing and transmission systems to create and send or receive documents for our clients.  We provide Internet-based fax services that integrate with existing Internet-connected systems within companies where invoices, statements, purchase orders, ticket confirmations, and other key documents originate. A typical application is characterized by the need to deliver time sensitive, personalized documents to a disparate group of recipients in multiple formats and delivery methods.  Our services are designed for use by a wide range of industries and enterprise sizes using such diverse platforms as Microsoft Windows NT/2000, UNIX, and IBM iSeries (AS/400). Our clients currently include manufacturing companies, E-commerce providers, application service providers, food service corporations, value added resellers, weather reporting services, public relations firms, and direct marketing organizations.    Twelve of our clients are Global 500 companies.   Businesses using J.D. Edwards, Oracle, Peoplesoft, Infinium, IBS and SAP environments, among others, can use our service to become fax-enabled without traditional capital expenditures and ongoing maintenance costs.  We offer our clients the flexibility to send Microsoft Office, Corel, IBM PCL, Adobe PDF, next-generation HTML, and other types of documents through our Internet fax service.  In addition, our service is compatible with virtually any foreign language including character-based Pacific Rim, Middle and Far Eastern languages.  In addition, we offer our clients robust activity reporting and job control functions that are not offered by many of our competitors.  In early 2002, we introduced a capability that enables clients with web-enabled wireless devices such as mobile telephones and personal digital assistants to use any fax machine as a personal printer for their wireless device.   In early 2003, we introduced, in concert with a business partner, new document management solutions that provide electronic document presentation functions that enable our clients to automatically generate and deliver presentation-quality documents from enterprise systems such as ERP, CRM, and E-Commerce and to populate a database with data from a document that has either been scanned or received as a fax.

The concept of providing an outsourced Internet-based fax and electronic document solution to businesses is relatively new and no one can determine with certainty whether there is sufficient or sustainable demand for such services to support a large number of businesses providing the service. Additionally, technology changes could cause current faxing methods to become obsolete or make it possible for companies to fax over the Internet using free or low-cost software, hardware and bandwidth access.

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

SALES

The Company charges its clients a fee primarily based upon either the number of pages delivered and received, or upon the number of minutes expended, for the delivery or receipt of our clients' documents during the month.  Sales for the fiscal years ended December 31, 2002 and 2001 were $1,611,546 and $1,266,653, respectively.

COMPETITION

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and distribution partners. While we believe that we can compete effectively because we offer our clients certain capabilities that much of the competition does not offer, such as custom integration, private-labeling, and electronic document presentation, there can be no assurance that the Company's competitors will not develop Internet-based electronic document services that are equal or superior to ours, or that achieve greater market acceptance than the Company's offerings.

OUTLOOK AND STRATEGY

During 2003, we intend to continue to increase our focus on obtaining high margin customers, as we believe that this strategy offers the best opportunity for the Company's operations to become profitable.  During 2002 we pursued this strategy and, while it resulted in somewhat slower growth in net sales than in 2001, we were successful in signing up more established companies with greater potential for stable, recurring monthly revenues.  We were pleased to add several Global 500 companies to our client list during 2002 and intend to continue our strategy to sell to more large and well-established companies during 2003.

In addition, we intend to continue our strategy of cost containment.  Should additional growth capital become available during 2003, we intend to direct the capital toward increasing sales and marketing assets while holding down costs for general and administrative as well as product and technology.

Finally, we have recently made the decision to accelerate our growth by actively seeking out and pursuing opportunities to acquire businesses that provide complementary and strategic document management technologies, greater market penetration, new revenue streams, or new sales channels for our current service offerings.

EMPLOYEES

As of February 28, 2003, the Company had 24 full-time employees including its two executive officers. These employees include 12 engaged in sales and marketing, 2 in technology development, 6 in operations, and 4 in administration.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies approximately 3,600 square feet of leased office space. The space is located at 14471 Chambers Road, Suite 105, Tustin, California 92780. The lease expires in May 2004.   The cost of the occupied space is approximately $6,000 per month. Additionally, we lease space and operating systems equipment for our service operations from SBC Pacific Bell, Irvine, California at a cost of approximately $4,000 per month.  In 2001, we moved out of the Exodus facility that formerly housed our systems equipment and relocated the equipment to a newly-built SBC Pacific Bell facility, which allowed us to take advantage of significantly lower variable telecommunications costs, upgrade our telecommunications access capabilities, significantly improve scalability, and improve security.  The SBC Pacific Bell facility is served by all major global telecommunications carriers and is a physically, environmentally, and utility redundant site with multiple telecommunications feeds, multiple emergency power generators, and emergency fuel reserves. These fully redundant systems and emergency power provisions are designed to provide non-stop service and no single point of failure.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party in any lawsuits.

A marketing company had threatened legal action related to its claim that the Company owes it $48,000 for services rendered. The Company agreed that it owed $24,000 for such services, which amount is recorded as a liability in the Company's financial statements as of December 31, 2002.   On January 28, 2003, the Company entered into an agreement with the sole principal of the marketing company pursuant to which the principal agreed to accept 109,091 shares of the Company's common stock in full and final settlement of all claims against the Company by the marketing company and its principal.  The shares were issued on February 11, 2003.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During the year ended December 31, 2002, C. Alan and Joan P. Williams, the holders of  18,451,502 shares of common stock, representing 61.5% of the issued and outstanding shares of the Company entitled to vote, filed with the Company three written consents to the adoption of the following actions.

On July 1, 2002, a written consent was filed to amend ARTICLE IV of the Articles of Incorporation of the Company to read as follows: "This Corporation is authorized to issue only one class of shares of stock which shall be designated as common stock; the total number of shares which the Corporation is authorized to issue is Ninety million (90,000,000)."

On November 27, 2002, a written consent was filed to ratify and approve the 2002 Equity Incentive Plan, approve an increase in the number of shares of the Company's common stock reserved for issuance pursuant to the VillageEDOCS 2002 Equity Incentive Plan to a total of 11,634,584 shares, and approve the registration with the Securities and Exchange Commission of the common stock of the Company which may be issued pursuant to the 1997 Stock Option Plan, the VillageEDOCS 2002 Equity Incentive Plan, and any other stock options agreements in effect as of November 27, 2002.

On December 4, 2002, a written consent was filed in lieu of an annual meeting to elect to the Board of Directors of the Company, to hold office until the next shareholders meeting of the Company, each of K. Mason Conner, H. Jay Hill, and J. Thomas Zender, and to appoint Corbin & Wertz LLP to serve as the Company's independent public accountants for 2002.

The Company did not solicit votes in connection with the above actions.

PART II

ITEM 5.  MARKET FOR EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

On January 29, 2002, trading in the Company's common stock commenced on the over-the-counter market.  The first trade took place on January 31, 2002.  The following sets forth the range of high and low bid quotations for the periods indicated as reported by Nasdaq Trading and Market Services.  Such quotations reflect prices between dealers without retail mark-up, markdown or commission and may not represent actual transactions.  The Company's common stock is quoted on the OTC Bulletin Board under the symbol VEDO.  The stock is thinly traded and transactions in the stock are sporadic and infrequent.

Quarter Ended	High Bid	Low Bid

--------------------------------	----------	----------

March 31, 2002	$0.26	$0.15

June 30, 2002	$0.17	$0.08

September 30, 2002	$0.09	$0.05

December 31, 2002	$0.27	$0.06

As of December 31, 2002, there were 386 holders of record of the Company's common stock.

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

Recent Sales of Unregistered Securities

The following provides information concerning all sales of securities within the last two fiscal years that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

During the year ended December 31, 2002, the Company issued 212,839 shares of restricted common stock for $2,129 in cash in connection with the exercise of warrants, and 32,000 shares of restricted common stock in consideration for $6,000 in consulting services rendered.

On May 15, 2002, C. Alan Williams and Joan P. Williams acquired 15,686,502 shares of the restricted common stock of the Company by exercising their conversion rights with respect to $2,039,245 in convertible promissory notes payable by the Company.

Options to purchase 7,203,532 shares of the Company's common stock under the 2002 Plan at per-share prices ranging from $0.17 to $0.21 (the fair market value on the dates of grant) were issued to employees during the year ended December 31, 2002, vesting on various dates from the date of grant through November, 2007.

Options to purchase 45,000 shares at $0.19 (the fair market value on the date of grant) were granted to a non-employee consultant during the year ended December 31, 2002.  These options vest on various dates one year from the date of grant through January 2007.  Total consulting expense to be recognized in the statement operations over the vesting period pursuant to SFAS No. 123 is $4,050, none of which was recognized during the year ended December 31, 2002.

Options to purchase 555,555 shares of the Company's common stock at $0.18 per share (which was below the fair market value on the date of grant), vesting immediately, were issued to a non-employee in consideration for legal services during the year ended December 31, 2002

During the year ended December 31, 2002, the Company issued a warrant to purchase 24,019 shares of the Company's common stock at $0.01 per share to an employee

During the year ended December 31, 2001, the Company issued 203,687 shares of restricted common stock in connection with the exercise of warrants for $2,037 in cash.

During the year ended December 31, 2001, stock options to purchase 35,000 shares at $2.50 were granted to a non-employee consultant.  These options vest one year from the date of grant.

Options to purchase 403,144 shares of the Company's common stock at $2.50 per share (estimated fair market value on the date of grant) were issued to employees during the year ended December 31, 2001, vesting on various dates from January 2001 through October 2006.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited balance sheet as of December 31, 2002 and the audited statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended and the related notes thereto.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

As reported in the Independent Auditors' Report on our December 31, 2002 financial statements, the Company has suffered recurring losses from operations, had significant negative cash flows from operations, and has a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.

The Company cautions readers that important facts and factors described in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2003 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Management is seeking additional financing by issuing convertible debt to existing shareholders during 2003. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in 2003. Management is actively pursuing financing arrangements. During January and February of 2003, one of our shareholders loaned us  $202,000 to fund our operating shortfalls; however, he has no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholder continues to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, stock-based compensation, and web site development costs.  In addition, please refer to Note 3 to the accompanying financial statements for further discussion of our accounting policies.

Revenue Recognition.  The Company provides internet-enabled fax services to businesses and charges for these services on either a per page faxed or per minute used basis. Service revenues are recognized when the services are performed.

Stock-Based Compensation.  The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation."  SFAS 123 defines a fair value based method of accounting for stock-based compensation.  However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, as amended ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.

Web Site Development.  The Company capitalizes costs related to its web site development in accordance with the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs."  Web site development costs are amortized using the straight-line method over the estimated useful life of three years.

RESULTS OF OPERATIONS

Net Sales

Net sales for the fiscal year ended December 31, 2002 were $1,611,546, a 27% increase over net sales for fiscal 2001 of $1,266,653. The increase in 2002 reflected an improvement in the volume of sales to more profitable customers and an overall increase in customers.   In December 2002, the Company billed 248 customers as compared with 129 customers billed in December 2001.

Substantially all sales in 2002 and 2001 were from our Internet-based document delivery services.

Cost of Sales

Cost of sales for the fiscal year ended December 31, 2002 were $803,983, an 11% decrease over the cost of sales of $906,941 for the fiscal year ended December 31, 2001.   While net sales increased 27%, cost of sales decreased as a result of lower fixed and variable telecommunications costs throughout the year.

Gross Profit

Gross profit for the fiscal year ended December 31, 2002 increased $447,851 to $807,563, from the gross profit of $359,712 for the fiscal year ended December 31, 2001.    The significant increase is attributable to a reduction in fixed and variable telecommunications costs combined with increased sales volume and, to a lesser extent, pricing for the Company's Internet-based fax delivery services.

Operating Expenses

Operating expenses for the fiscal year ended December 31, 2002 decreased by $116,583 to $1,835,219 compared to $1,951,802 for the fiscal year ended December 31, 2001, a decrease of 6%. Included in operating expenses for 2002 and 2001 were non-cash expenses due to issuance of certain stock, stock options, and warrants for services valued at  $94,806 and $185,330, respectively. Excluding these non-cash charges and depreciation and amortization, operating expenses in 2002 decreased by $149,976 to $1,522,653 compared to $1,672,629 reported in 2001.  Product and technology development decreased by $100,162 to $432,293 in 2002 from the $532,455 reported in 2001 due to capitalization of certain payroll costs related to web site development. Sales and marketing increased by $137,295 to $564,633 from the $427,338 reported in 2001 due to increases in sales staff and sales lead generation programs.  General and administrative decreased by $183,204 to $714,962 from the $898,166 reported in 2001.  The overall decrease was comprised of increases in several areas including salaries, health insurance, rent, and legal, which were offset by decreases in non-cash compensation charges, liability insurance, placement fees, accounting, and travel.  Depreciation and amortization expense increased by $29,488 to $123,331 from the $93,843 reported in 2001 due to an increase in amortization of capitalized web site development costs.  During 2002, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 27%, 35%, 44%, and 8% of net sales, respectively.

Interest Income and Expense

Interest expense of $263,847 for the fiscal year ended December 31, 2002 was $73,715 more than interest expense of $190,132 for the fiscal year ended December 31, 2001.  The increase in interest expense in 2002 is attributable to $94,429 of imputed interest expense related to secured promissory notes that were issued with conversion prices that were lower than the fair market value of the Company's common stock on the dates of issuance.

Income Taxes

As the Company has incurred operating losses through December 31, 2002 and 2001, the provision for income taxes consists only of minimum state taxes of $800 per year. At December 31, 2002 the Company had approximately $9,754,000 of federal and $8,638,000 of state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Deferred tax assets consist primarily of the tax aspects of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability of the net operating loss carryforwards.

Net Loss

As a result of the above factors, net loss for the fiscal year ended December 31, 2002 decreased by $490,706 to $1,292,303 from the net loss of $1,783,009 reported for the fiscal year ended December 31, 2001, a decrease of 28%.

Loss Per Share

Basic and diluted net loss per share for the fiscal year ended December 31, 2002 was $(0.05) compared to basic and diluted net loss per share of $(0.13) for the fiscal year ended December 31, 2001. This difference is due to the decrease in net loss and, more significantly, a 10,204,010 increase in weighted average shares outstanding during 2002.

LIQUIDITY

During the fiscal year ended December 31, 2002, the Company's net cash position increased by $14,006 to $53,327. Although the Company generated $1,007,787 from financing activities, the Company's operating and investing activities used net cash of  $841,387 and $152,394, respectively.  These activities contributed to a net working capital deficit as of December 31, 2002 of $186,176.

Net cash used in operating activities for the fiscal year ended December 31, 2002 was $841,387, a decrease of $323,030 from the $1,164,417 used in operating activities for the fiscal year ended December 31, 2001, mainly due to the decrease in net loss for 2002.

The Company's investing activities consisted of the purchase of computer equipment and costs incurred for web site development. Net cash used for investment activities increased $149,665 to $152,394 from the $2,729 reported for 2001 due to increased equipment purchases and capitalized web site development costs.

The Company's financing activities include proceeds from the exercise of warrants to purchase common stock, issuance of convertible notes payable, and principal payments on capital leases.  Net cash provided by financing activities for the fiscal year ended December 31, 2002 was $1,007,787, and included proceeds of  $1,110,000 and $2,129 from stockholder loans and warrant exercises, respectively, and principal payments on capital leases of $104,342. Net cash provided by financing activities for the fiscal year ended December 31, 2001 was $1,124,201, and included proceeds of  $1,235,000 and $2,037 from stockholder loans and warrant exercises, respectively, and principal payments on capital leases of $112,836.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need working capital to fund the growth of our business, we expect to continue to experience negative operating and investing cash flows for the remainder of 2003. We currently anticipate that our available cash resources will be insufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2003.  Accordingly, we believe we will require up to approximately $3 million in additional financing to support our operations until we become profitable.  In our opinion, together with our current revenue stream, we have sufficient cash to operate at adequate staffing levels through June 2003.

Between November 2000 and at least May 2003, our operating shortfalls have been, and are expected to be, funded by one shareholder, an affiliate, who has loaned us $2,991,245 through February 28, 2003 for that purpose. Assuming that this shareholder continues to fund our operations, we will be able to sustain operations at current levels. However, this shareholder has no obligation to continue to fund our operating shortfalls and could stop doing so at any time.  We may be required to alter the terms of the convertible promissory notes held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

From inception through December 31, 2002, we generated revenue of only approximately $3,678,000 and we incurred total expenses of approximately $12,461,000 during that same period. We have incurred net losses each year since our inception. As of December 31, 2002, we had an accumulated deficit of $9,864,210.  To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from shareholder borrowings, supplemented by revenues from sales of our services. From inception to February 28, 2003, the Company has received approximately $5,483,000 from the sale of common stock and convertible notes, $2,039,245 of which were converted into shares of common stock on May 15, 2002.

The Independent Auditors' Report on our December 31, 2002 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition, or operating results could be negatively affected.

Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements

Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other "forward-looking" information.

We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this prospectus, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this prospectus could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

Our limited operating history makes evaluating our business and prospects difficult.

We have a limited operating history on which you can base an evaluation of our business and future prospects. You should carefully consider our prospects in light of the risks and difficulties frequently encountered by early stage companies in new and rapidly evolving markets. Our success will depend in part upon our ability to implement and execute our business and marketing strategy. There is a risk that we will not be able to accomplish our objectives. Failure to achieve any of our objectives could negatively affect our business, financial condition and results of operations.

The market for business-to-business electronic commerce solutions is extremely competitive and we may not be able to compete effectively.

Because the business-to-business market place is highly competitive and has low barriers to entry, we cannot assure you that we will be able to compete effectively. We expect competition to intensify as current competitors expand their product offerings and new competitors like us enter the market. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures we face will not harm our business, operating results, or financial condition.

Many of our competitors will have, and potential competitors may have, more experience developing software and matching solutions, larger technical staffs, larger customer bases, greater brand recognition, and greater financial and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, that achieve greater customer acceptance or that have significantly improved functionality as compared to our existing and future products and services. There is a risk that the business-to-business electronic commerce solutions offered by our competitors now or in the future will be perceived as superior to ours.

Significant Indebtedness

Our significant debt could adversely affect our financial resources and prevent us from satisfying our debt service obligations.  We have a significant amount of indebtedness and are very likely to incur additional indebtedness in the future.  We presently do not generate sufficient cash flow from operations.  In the future, we may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt.

The Internet could become subject to regulations that affect our business.

Our business segments, both directly and indirectly, rely on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, legislation, regulations, or interpretations may be adopted in the future that constrain our own and our customers' abilities to transact business through the Internet or other electronic communications gateways. There is a risk that any additional regulation of the use of such gateways could have a material adverse effect on our business, financial condition, and operating results.

We depend on key personnel and will need to recruit new personnel as we grow.

As we attempt to expand our customer base, we will need to add additional key personnel as we continue to grow. If we cannot attract and retain enough qualified and skilled staff, the growth of our business may be limited. Our ability to provide services to clients and expand our business depends, in part, on our ability to attract and retain staff with professional experiences that are relevant to technology development and other functions we perform. Competition for personnel with these skills is intense. Some technical job categories are under conditions of severe shortage in the United States. In addition, restrictive immigration quotas could prevent us from recruiting skilled staff from outside the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand our business.

We believe our future success will depend in part on the continued employment and performance of our senior management, our ability to retain and motivate our officers and key employees, and our ability to identify, attract, hire, train, retain, and motivate other highly skilled technical, managerial, marketing, and customer service personnel.

If we are not able to protect our proprietary technology, our ability to compete effectively could be damaged.

Despite any precautions we may take, a third party may be able to copy or otherwise obtain and use our software or other proprietary information without authorization or develop similar software independently. We cannot assure you that the steps we have taken or will take will prevent misappropriation of our technology. Litigation may be necessary in the future to determine the validity and scope of the proprietary rights of others, or defend against claims of infringement or invalidity. This litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

Our business could be adversely affected if we infringe intellectual property rights of third parties.

Litigation regarding intellectual property rights is common in the software and technology industries. We have in the past received letters alleging that we are infringing the intellectual property rights of AudioFax. We do not believe the proprietary nature of the AudioFax software is critical to our current or future market competitiveness. Several providers of fax service software have patent license agreements with AudioFax, and it is our understanding that our use of these other fax software platforms would indemnify us from any infringement of AudioFax patents. We currently plan to migrate to a fax software platform that is compatible with current technology, has existing license agreements with AudioFax, and will indemnify us from infringement of AudioFax patents. This migration is subject to the Company's ability to obtain the additional capital needed for the license fees for the other fax software platforms. We may in the future be the subjects of claims for infringement, invalidity, or indemnification claims based on such claims of other parties' proprietary rights. These claims, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, or require us to enter into royalty or licensing agreements. There is a risk that such licenses would not be available on reasonable terms, or at all. Although we believe we have the ability to use our intellectual property to operate, market, and license our existing products without incurring liability to third parties, there is a risk that our products and services infringe the intellectual property rights of third parties.

Our products and technology depend on the continued availability of licensed technology from third parties. The loss of such products and technology would significantly and adversely affect our business.

We license and will continue to license certain technology and software from third parties. These licenses are integral to our business. If any of these relationships were terminated or if any of these third parties were to cease doing business, we would be forced to spend significant time and money to replace the licensed software. We cannot assure you that we would be able to replace these licenses. This could have a material adverse effect on our business, financial condition, and operating results.

Acts of terrorism, responses to acts of terrorism and acts of war may impact our business and our ability to raise capital.

The September 11, 2001 terrorist attacks in the United States are unprecedented acts of international terrorism. We cannot predict the continued effect of those acts on the economy of the United States or on the global economy. Future acts of war or terrorism, national or international responses to such acts, and measures taken to prevent such acts may harm our ability to raise capital or our ability to operate.  In addition, the threat of future terrorist acts or acts of war may have effects on the general economy or on our business that are difficult to predict. We are not insured against damage or interruption of our business caused by terrorist acts or acts of war.

Our current and future revenues are unpredictable and our quarterly operating results may fluctuate significantly.

We have a limited operating history, and have generated only limited revenues to date. We cannot forecast with any degree of certainty the amount of revenue to be generated by any of our services. In addition, we cannot predict the consistency of our quarterly operating results. Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

- our ability to attract new and repeat customers;
- our ability to keep current with the evolving requirements of our target market;
- our ability to protect our proprietary technology;
- the ability of our competitors to offer new or enhanced products or services; and
- unanticipated delays or cost increases with respect to research and development.

Because of these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

One shareholder owns a majority of our outstanding common stock and is able to control our actions.

One shareholder and his wife own 18,351,502 shares, or 59%, of the outstanding shares of our common stock as of February 28, 2003.  These individuals have the ability to elect our entire board of directors and to approve or disapprove all other matters requiring the vote of shareholders.

Our officers and directors may be able to influence stockholder actions.

Executive officers and directors, in the aggregate, beneficially own approximately 6% of our outstanding voting stock. These stockholders acting together may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, and the approval of mergers or other business combination transactions in a manner that could conflict with our other stockholders.

Our Certificate of Incorporation limits director liability, thereby making it difficult to bring any action against them for breach of fiduciary duty.

As permitted by California law, the Company's Certificate of Incorporation limits the liability of directors to the Company or its stockholders for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of the Company's charter provision and California law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

Penny stock regulations may impose certain restrictions on marketability of our stock.

The Securities and Exchange Commission (the "Commission) has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. As a result, our Common Stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers in this Offering to sell the Company's securities in the secondary market and the price at which such purchasers can sell any such securities.

We have never paid dividends on our common stock and do not expect to pay any in the foreseeable future.

The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay dividends on its Common Stock in the foreseeable future. Any earnings that the Company may realize in the foreseeable future will be retained to finance the growth of the Company.

The number of shares eligible for future sale may adversely affect the market for our common stock.

As of December 31, 2002, the Company had 29,981,487 shares of its Common Stock issued and outstanding, approximately 27,000,000 of which are "restricted securities". Rule 144 of the Commission provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of the Company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning the Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of the Common Stock.

Outstanding options could affect the market price of our common stock.

As of December 31, 2002, there were outstanding stock options to purchase an aggregate of 10,865,200 shares of Common Stock at exercise prices ranging between of $0.17 per share and $2.50 per share.  The exercise of such outstanding options will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

Our stock price will fluctuate which could result in substantial losses for investors

The market price for our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

·	Quarterly variations in operating results;
·	Changes in financial estimates by securities analysts;
·	Announcements by us or our competitors of new products, significant contracts, acquisitions, or strategic relationships;
·	Disputes concerning our patents or proprietary rights;
·	Publicity about our company, our products, or our competitors;
·	Publicity regarding actual or potential medical results relating to products under development by us or our competitors;
·	Additions or departures of key personnel;
·	Any future sales of our common stock or other securities; and
·	Stock market price and volume fluctuations of publicly-traded companies.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us it could result in substantial costs and a diversion of our management's attention and resources, which could hurt our business.

Trading in our common stock on the OTC Bulletin Board may be limited thereby making it more difficult for investors to resell their shares of our common stock.

Our common stock trades on the OTC Bulletin Board. The OTC Bulletin Board is not an exchange and, because trading of securities on the OTC Bulletin Board is often more sporadic than the trading of securities listed on an exchange or NASDAQ, you may have difficulty reselling any of the shares that you purchase from the selling shareholders.

Our common  shareholders may experience substantial dilution

The sale of a substantial number of shares of our common stock in the public market, or the prospect of such sales, could materially and adversely affect the market price of our common stock. We are authorized to issue up to 90,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon exercise of options and warrants, could depress prevailing market prices for our common stock. Even the perception that such sales could occur might impact market prices for the common stock. The existence of outstanding options and warrants may prove to hinder our future equity financings.

RECENT DEVELOPMENTS

During January and February 2003, the Company has obtained cash of $202,000 in consideration for convertible notes issued to one stockholder, who is an affiliate. The notes bear interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) acquisition of a controlling interest in the Company by a third party; 2) October 31, 2005; or 3) the receipt by the Company of $3,000,000 or more from an equity financing. If the Company achieves the equity financing, the stockholders have the option to convert the notes plus accrued interest into common stock at the lower of $2.50 per share or the price per share of common stock issued in the equity financing. If the Company is acquired, the stockholders have the option to convert the notes plus accrued interest into common stock at the lower of $2.50 per share or the price per share paid by the acquirer. The notes are convertible at any time at the option of the holder at a price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ, or other established securities exchange or market for the ten (10) consecutive trading days prior to the date the holder delivers written notice of conversion election to the Company.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued.  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.  The Company adopted the disclosure provisions of SFAS No. 148 in the financial statements filed pursuant to Item 7 of this report.  The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

ITEM 7.  FINANCIAL STATEMENTS.

                Exhibit 99.1, "VillageEDOCS Financial Statements" is incorporated herein by this reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective January 1, 2003, certain principals of Corbin & Wertz ("C&W"), the Company's independent auditors, formed Corbin & Company LLP ("C&C"), as a successor public accounting firm and transferred substantially all of C&W's audit and attest clients to C&C.  As a result, on January 10, 2003 the Board of Directors has approved the engagement of C&C by the Company as its independent auditors for the fiscal year ending December 31, 2002.

C&W did not resign or decline to stand for reelection, but were dismissed on January 10, 2003 to allow the appointment of C&C.

During the past two fiscal years ending December 31, 2001, C&W's audit opinion on the Company's financial statements did not contain an adverse opinion or a disclaimer of opinion, nor was it modified as to audit scope or accounting principles. C&W's report was modified to include an explanatory paragraph where they expressed substantial doubt about the Company's ability to continue as a going concern.

There were no disagreements with C&W during the past two most recent fiscal years and through the date of their dismissal on any matter of accounting principals or practices, financial statement disclosure or auditing scope or procedure. Additionally, there were no other reportable matters as defined in Item 304(a)(1)(iv)(B) of Regulation S-B during that period of time.

C&W has furnished the Company with a letter addressed to the Commission stating its agreement and absence of any disagreement with the statements made by the Company in response to this Item.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table sets forth certain information with respect to each person who is a director or an executive officer of the Company as of February 28, 2003.

Name	Age	Position
---------------------------	------	-------------------------------------------------------

J. Thomas Zender	63	Chairman of the Board, Corporate Secretary

K. Mason Conner	46	President, Chief Executive Officer, Director

H. Jay Hill	63	Director

Robert L. Daniels	65	Vice President, Engineering and Operations

Michael A. Richard	34	Vice President, Controller

Randy C. Steyer	52	Vice President, Sales

Executive officers are appointed by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. The term of the current directors continues until the next annual meeting of shareholders to be held in 2003. Mr. Zender has been a director since August 1997, Mr. Hill since October 1997, and Mr. Conner since October 1998.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS AND DIRECTORS

J. Thomas Zender has been a director since 1997 and has been Chairman of the Board since January 2001. He is an information technology industry consultant specializing in strategic business development with 36 years of management and marketing experience. He has held management positions at General Electric, Honeywell, ITT and other companies.  He has been an officer in three publicly held corporations, one NYSE listed company and two NASDAQ traded companies. From 1996 through 2001 Mr. Zender served as an interim executive for several companies in their early stage, including CEO of VillageEDOCS from 1997 to 1999.  He serves on the boards of two companies in the information technology sector, one publicly traded and the other privately held.  Currently, Mr. Zender is President and CEO of Unity, a global not-for-profit organization, where he also serves on the board of directors.

K. Mason Conner joined the Company as Vice-President of Sales in 1997 and has been President and a Board Member, since 1998, Acting Vice-President of Sales between 1998 and 2002, and Chief Executive Officer since 1999. He has 26 years in sales and business management experience, including 19 years of direct and channel sales experience in the voice and data communications products and services industry. In the early 1980's he was involved in the application of Internet Protocol technologies with the military. In the late 1980s and early 1990s he was a principal strategist for an international initiative to transform K-12 education through the use of the Internet. He was a lead consultant with LTS for the electronic vulnerability threat assessment of the Los Angeles Airport Department after the "UnaBomber" threat. He has held senior sales management positions with Banyan Systems, Doelz Networks, and Timeplex. During the five years prior to joining the Company, Mr. Conner was Director of Sales at Telecom Multimedia Systems from 1996 to 1997, Vice President of Sales at Lo Tiro-Sapere from 1995 to 1996, and Vice President of Sales at Digital Network Architectures from 1991 to 1995.

H. Jay Hill has been a director since 1997.  For the last 19 years, he has primarily been a senior executive in turnaround situations in information technology and telecommunication companies. From November 2000 to present, Mr. Hill has been CEO, President and a Director of LightPort Advisors, Inc, a private Internet service provider for the financial services market.  He has held similar positions with Unitron Medical Communications, Inc. (d/b/a Moon Communications) (1999-2000) and Amnet Corporation (Netlink) (1989-1994), and has held senior sales and marketing management positions with SunCoast Environmental Controls (1996-1999), Technology Research Corporation (1994-1996), Harris Corporation, Doelz Networks, Paradyne/AT&T, and Inforex.  His primary background in sales and marketing commenced with Philadelphia Electric Company and IBM.  During 1999, Moon Communications, which was then a subsidiary of Sabratek Corp., filed for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of Sabratek.

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

Michael A. Richard joined VillageEDOCS in February 2001 and is our V.P. Controller.  Mr. Richard has over 12 years of diverse management and public corporate reporting experience for start-up and early stage ventures.  From 1999-2000 he served as V.P. Controller for The BigHub.com, Inc., a public new media company providing unique content, private label search engine, e-commerce solutions, and controlling a direct mail operation.  From 1995-1999, Mr. Richard served first as Controller and then as Vice President, Accounting (principal accounting officer), and finally as a Director of PortaCom Wireless, Inc., a public developer and operator of companies with contracts to provide wireless telecommunication services in China and other emerging markets.

Randy Steyer has been our Vice President of Sales & Marketing since July 2002.  He has over 25 years of sales, marketing, turnaround and operations experience, holding senior positions at early stage and Fortune 500 companies in high technology and in documentation software solutions.  These include Computer Global, StreamServe and AT&T Capital where he held revenue responsibilities for over $50 Million dollars.  From 2001-2002 he held the position of Chief Operating Officer for Computer Global a $26 million UNIX and storage reseller. In 2001 he was the Worldwide Vice President of Sales for Yube an early stage ASP provider of CRM Solutions and from 2001-1996 was President of North American Sales for StreamServe an electronic documentation software provider after merging the company with SigForms.

BOARD OF DIRECTORS

The Company's Bylaws fix the size of the Board of Directors at no fewer than three and no more than five members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. We currently have three directors, all of whom were elected to their current terms on December 4, 2002.  The Company currently has no Audit or Compensation Committees.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid or accrued by the Company for the fiscal years ended December 31, 2002 and 2001 to or for the account of the President and Chief Executive Officer. No other executive officer or director of the Company received benefits or annual salary and bonus of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

---------------------------------------------------------------------------------------------------------------
	ANNUAL COMPENSATION			LONG-TERM COMPENSATION
-----------------------	-----------------------------------------			----------------------------------------
Name & Principal	Salary	Bonus	Other	Stock options	LTIP Payouts	Other
Position	($)	($)	($)	(#)	($)	($)
-----------------------	-----------	--------	------------	--------------	---------------	-------
Fiscal 2002
-----------------------
Mason Conner
President, CEO	$105,000	--	--	1,719,658	--	--
-----------------------
Fiscal 2001
-----------------------
Mason Conner
President, CEO	$105,000	--	--	34,536	--	--
---------------------------------------------------------------------------------------------------------------

EMPLOYMENT AND OTHER AGREEMENTS

The Company has a written employment agreement with Mason Conner dated September 3, 1999, which sets forth the terms and provisions of his employment as President and Chief Executive Officer. Under the agreement, Mr. Conner is to be paid a base salary of $105,000 per year effective July 1, 1999, and has options to purchase 500,000 shares of the Company's common stock at $0.25 per share which vest over five years from his start date of September 15, 1997 and expire September 15, 2007, and options to purchase 100,000 shares of our common stock at $0.25 per share which  vested May 31, 1999 and expire May 31, 2009.   On August 4, 2000, the Company granted Mr. Conner options to purchase 31,138 shares (which represents 4% of all options issued to employees in 2000) of our common stock at $2.50 per share, which vest over five years from the date of grant and expire August 4, 2010.  On October 1, 2001, the Company granted Mr. Conner options to purchase 34,536 shares (which represented 8% of all options issued to employees in 2001) of our common stock at $2.50 per share, which vest over five years from the date of grant and expire October 1, 2011.  On January 30, 2002, the Company granted Mr. Conner options to purchase 1,719,658 shares (which represented 24% of all options issued to employees in 2002) of our common stock at $0.1875 per share, which vest over two years from the date of grant and expire January 30, 2012.

OPTION GRANTS IN FISCAL 2002

The following table provides information concerning grants of options to purchase the Company's common stock that we made to our chief executive officer during the fiscal year ended December 31, 2002.  We did not grant stock appreciation rights to this individual during 2002.

----------------------------------------------------------------------------------------------
	Number of	Percentage of Total	Exercise
	Securities Underlying	Options Granted to	Price Per	Expiration
Name	Options Granted	Employees in 2002	Share	Date
--------------------	---------------------	-------------------	------------	-------------
Mason Conner	1,719,658	24%	$0.19	1/30/12
----------------------------------------------------------------------------------------------

 FISCAL YEAR END OPTION VALUES AND EXERCISES

The following table provides information with respect to the year-end value of unexercised stock options for each of the executive officers named in the summary executive compensation table. The dollar values of unexercised options are calculated by determining the difference between the fair market value at fiscal year end of the common stock underlying the options and the exercise price of the options. The fair market value is $0.27 per share, the per share price of our common stock on the OTCBB on December 30, 2002. No stock options were exercised during the fiscal years ended December 31, 2002 and 2001.

----------------------------------------------------------------------------------------------
	Number of Securities Underlying	Value of Unexercised
	Unexercised Options at FYE	In-the-Money Options at FYE
Name	Exercisable/Unexercisable	Exercisable/Unexercisable
--------------------	----------------------------------	-----------------------------------
Mason Conner	619,362 / 1,719,658	$12,000 / $153,872
----------------------------------------------------------------------------------------------

STOCK OPTIONS

Effective January 30, 2002, the Board of Directors of the Company adopted an equity incentive plan (the "2002 Plan") that authorizes the issuance of options to acquire up to 6,226,258 shares of common stock to employees and certain outside consultants.   On November 25, 2002, the Board of Directors of the Company increased the number of shares reserved for issuance pursuant to the 2002 Plan to 11,634,584 shares.  On November 27, 2002, the stockholders of the Company approved the 2002 Plan and the number of shares reserved for issuance pursuant to the 2002 Plan.  The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.  The number of options under the 2002 Plan available for grant at December 31, 2002 were 3,933,830.

Options to purchase 7,203,532 shares of the Company's common stock under the 2002 Plan at per-share prices ranging from $0.17 to $0.21 (the fair market value on the dates of grant) were issued to employees during the year ended December 31, 2002, vesting on various dates from the date of grant through November, 2007.

Options to purchase 45,000 shares at $0.19 (the fair market value on the date of grant) were granted to a non-employee consultant under the 2002 Plan during the year ended December 31, 2002.  These options vest on various dates one year from the date of grant through January 2007.

Options to purchase 555,555 shares of the Company's common stock at $0.18 per share (which was below the fair market value on the date of grant), vesting immediately, were issued to a non-employee under the 2002 Plan in consideration for legal services during the year ended December 31, 2002.  We paid this firm $9,751 in cash for legal services in 2002.

During 1997, the Board of Directors of the Company adopted a stock option plan (the " 1997 Plan") that authorizes the issuance of options to acquire up to 5,000,000 shares of common stock to employees and certain outside consultants.  The 1997 Plan allows for the issuance of either non-qualified or incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 1997 Plan, the exercise price of each option shall not be less than 85 percent of fair market value on the date the option is granted.  The number of options under the 1997 Plan available for grant at December 31, 2002 and 2001 were 1,835,554 and 1,519,584, respectively.

BOARD OF DIRECTOR COMPENSATION

Members of our board of directors receive no cash compensation for services as a director or for attendance at or participation in meetings. Directors receive options to purchase common stock as compensation for services as a director. Each current director was granted options to purchase 31,138 shares of our common stock at $2.50 per share as compensation for the term that began on June 24, 1999 and expired October 25, 2000. On October 25, 2000 the same directors were re-elected. On October 1, 2001, the same directors were granted options to purchase 34,536 shares of our common stock at $2.50 per share as compensation for the term that expired on October 5, 2001.  There has been no determination made as to the number and exercise price of options that will be issued to our directors for service during the current term.  Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending meetings. All directors have options to purchase shares of the Company's Common Stock as set forth in the table in Item 11 of this Annual Report on Form 10-KSB. The Company has no other arrangements regarding compensation for services as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's Common Stock owned as of February 28, 2003 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company (the only executive officer of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2001 exceeded $100,000), and (iv) directors and executive officers as a group:

----------------------------------------------------------------------------
Name of Beneficial	Amount and Nature of	Percent
Owner (1)	Beneficial Ownership (2)	of Class (3) (4)
-------------------------------	------------------------	----------------
James Townsend (5)	9,919,378	18.8

C. Alan Williams (6)	30,586,273	57.9

K. Mason Conner (7)	1,307,225	2.5

J. Thomas Zender (8)	733,127	1.4

H. Jay Hill (9)	356,627	*

All directors and executive
officers as a group (6 persons)	3,300,313	6.3
----------------------------------------------------------------------------

* indicates less than 1%

(1)  The address of each individual is in care of the Company.

(2)  Represents sole voting and investment power unless otherwise indicated.

(3)  Based on approximately 30,920,702 shares of the Company's Common Stock outstanding at February 28, 2003, plus, as to each person listed, that  portion of Company Common Stock subject to outstanding options, warrants, and convertible debt which may be exercised or converted by such person, and as to all directors and executive officers as a group, unissued shares of  Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options or  warrants, or conversion of convertible debt within the next  60 days.

(4)  Excludes 7,960,829 shares reserved for issuance under outstanding options and warrants.

(5)  Includes warrants to acquire 49,256 shares of Common Stock at $2.50 per share, debt convertible to 6,566,075 shares of Common Stock at $0.10 per share, and options to acquire 19,362 shares of Common Stock at $2.50 per share.

(6)  Includes $1,222,295 of debt convertible to 12,234,771 shares of Common Stock at $0.07 to $2.50 per share.

(7)  Includes options to acquire 600,000 shares of Common Stock at $0.25 per share, options to acquire 19,362 shares at $2.50 per share, and options to acquire 687,863 shares at $0.1875 per share.

(8) Includes options to acquire 290,000 shares of Common Stock at $0.20 per share, options to acquire 19,362 shares at $2.50 per share, and options to acquire 183,765 shares at $0.1875 per share.

(9) Includes options to acquire 200,000 shares of Common Stock at $0.20 per share, options to acquire 19,362 shares at $2.50 per share, and options to acquire 137,265 shares at $0.1875 per share.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The following provides information, as of December 31, 2002, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
	-------------------	-------------------	---------------------
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
----------------------------	------------------	-------------------	---------------------
Equity compensation plans
approved by security holders	10,865,200	$0.43	5,769,384

Equity compensation plans not
approved by security holders	89,275	$1.83	--
	------------------	------------------	--------------------
Total	10,954,475	$0.43	5,769,384

For a complete description of the Company's equity compensation plans, please refer to Note 6 of our audited financial statements as of December 31, 2002, which are filed as Exhibit 99.1 hereto.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

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

During 2002, the Company borrowed $1,110,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on $530,000 of these convertible promissory notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  The principal and accrued interest on an additional $220,000 of these convertible promissory notes issued between October 30, 2002 and December 31, 2002 are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share (which was below the fair market value on the date of issuance) or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  The beneficial conversion feature resulted in a charge to interest expense in the accompanying statement of operations of $94,429 during the year ended December 31, 2002.

Total interest expense recognized on all the convertible notes payable was $147,327 and $168,790 during the years ended December 31, 2002 and 2001, respectively.  Total interest accrued and not paid on the convertible notes payable to related parties as of December 31, 2002 totaled $404,945 and is included in convertible notes and accrued interest payable to related parties in the accompanying balance sheet.

As an inducement for the extension of the due date with respect to $2,039,245 in convertible promissory notes issued through April 10, 2002 and due between June 2002 and October 2003 (the "Notes") and as inducement for receipt of up to $610,000 in debt financing during 2002, the Company entered into two agreements dated May 9, 2002 with Mr. and Mrs. Williams, a Promissory Note Modification Agreement and a Security Agreement (the "May 9, 2002 Agreements").  Pursuant to the May 9, 2002 Agreements, the Notes were modified and now include the following terms:  the Notes, as modified, are secured by a security interest in all of the Company's assets. The principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of his conversion election to the Company.  In addition, the May 9, 2002 Agreements grant to Mr. and Mrs. Williams piggyback registration rights with respect to all previously unregistered shares of the Company's common stock held by them, whether issued for cash or for conversion of the Notes, as modified.  As there was no beneficial conversion feature related to these modifications, no interest expense was recorded during the year ended December 31, 2002.

On May 15, 2002, C. Alan Williams and Joan P. Williams acquired 15,686,502 shares of the restricted common stock of the Company by exercising their conversion rights with respect to $2,039,245 in convertible promissory notes payable by the Company, at a conversion price of $0.13 per share, the average of the Company's common stock closing bid price on the OTCBB for the ten (10) consecutive trading days prior to May 15, 2002.

At December 31, 2002, the outstanding principal balance of convertible secured promissory notes payable to Mr. and Mrs. Williams was $750,000.

On July 15, 2002, the Company entered into a Promissory Note Modification Agreement with James Townsend with respect to $507,747 in convertible promissory notes issued through January 12, 2001 and due between June 2002 and October 2003 (the "Townsend Notes").  Pursuant to this agreement, the Townsend Notes were modified and now include the following terms:  the principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $0.10 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Townsend delivers written notice of his conversion election to the Company.  In addition, the agreement grants to Mr. Townsend piggyback registration rights with respect to all previously unregistered shares of the Company's common stock held by him, whether issued for cash or for conversion of the Notes, as modified.  As there was no beneficial conversion feature related to these modifications, no interest expense was recorded during 2002.

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

During the year ended December 31, 2002, the Company entered into a Consulting Services Agreement with the Company's founder to provide marketing communications services for up to four months in consideration for up to 320,000 shares of the Company's common stock.  The compensation shall be earned on a pro-rata basis at the end of each of four thirty-day work periods and only upon receipt and acceptance by the Company of the related party's work product.  No shares were earned under this agreement during the year ended December 31, 2002.  On February 11, 2003, 320,000 of these shares were issued and were valued at $44,800, the fair market value on the date of issuance.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K

(a)                 Exhibits

Exhibit No.	Description
3.1	Articles of Incorporation, as amended **
3.2	By-laws **
4.1

Letter Agreement dated July 30, 2002 by and between the Company, C. Alan Williams, and Joan P. Williams previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 and incorporated herein by reference.

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

4.5

2002 Equity Incentive Plan dated as of January 30, 2002.  Previously filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.

4.6

Form of Stock Option Agreement.  Previously filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.

4.7

Promissory Note Modification Agreement dated May 9, 2002 by and among the Company, Joan P. Williams and C. Alan Williams.  Previously filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.

4.8

Security Agreement dated May 9, 2002 by and among the Company, Joan P. Williams and C. Alan Williams.  Previously filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.

10.1

Engagement Agreement dated November 12, 2002 by and between the Company and Magnum Financial Group, LLC.  Previously filed as Exhibit 10.1 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.

10.2

Consulting Services agreement dated October 28, 2002 by and between the Company and Tim Dales.  Previously filed as Exhibit 10.2 to the Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002 and incorporated herein by reference.

10.3

Consulting and Other Services agreement dated January 28, 2003 by and between the Company and Paul Allen.  Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003.

10.4

Debt settlement agreement dated January 28, 2003 by and between the Company and James R. Spoerl.  Previously filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003.

99.1	VillageEDOCS Financial Statements For The Fiscal Years Ended December 31, 2002 and 2001 and Independent Auditors' Report.*
99.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 28, 2003 by K. Mason Conner, Chief Executive Officer.*
99.3	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 28, 2003 by Michael A. Richard, Principal Accounting Officer.*

*              Filed herewith.

**           Filed with the Form 10-SB filed by VillageEDOCS on August 29, 2000

(b)                 Reports on Form 8-K

None.

ITEM 14 - CONTROLS AND PROCEDURES

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

VillageEDOCS
(Registrant)

VillageEDOCS

By: /s/ Michael A. Richard
Michael A. Richard
V.P. Controller and
Principal Accounting Officer

Date: March 28, 2003

                Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ K. Mason Conner		March 28, 2003
---------------------------------		------------------------------
K. Mason Conner	Director,
Chief Executive Officer

/s/ Michael A. Richard		March 28, 2003
---------------------------------		------------------------------
Michael A. Richard	V.P. Controller
Principal Accounting Officer

/s/ J. Thomas Zender		March 28, 2003
---------------------------------		------------------------------
J. Thomas Zender	Director,
Chairman of the Board

/s/ H. Jay Hill		March 28, 2003
---------------------------------		------------------------------
H. Jay Hill	Director

CERTIFICATION UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I certify that:

1.             I reviewed the annual report on Form 10-KSB of VillageEDOCS;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.             Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.             The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                 a)            designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b)            evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

                 a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                 b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.             The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ K. Mason Conner
-------------------------------	------------------------------------------
President and Chief Executive Officer

CERTIFICATION UNDER

SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

I certify that:

1.             I reviewed the annual report on Form 10-KSB of VillageEDOCS;

2.             Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.            Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all materials respects the financial condition, results of operations and cash flows of the registrant as of, and for, the period presented in this annual report;

4.             The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

                 a)            designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                 b)            evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

                 c)            presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.             The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of the Registrant's board of directors (or persons performing the equivalent functions);

                 a)             all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

                 b)            any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls; and

6.             The Registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 28, 2003	/s/ Michael A. Richard
-------------------------------	------------------------------------------
Controller and Principal Accounting Officer