Form 10QSB
period 2003-03-31
VILLAGEEDOCS INC
filed 2003-05-15
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

----------------------------------------------

VillageEDOCS

-------------------------------

California	33-0668917
-----------------------------------------------------	------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

14471 Chambers Road, Suite 105, Tustin, California	92780
-----------------------------------------------------	----------------------------
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  714) 734-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

X	YES		NO
----		----

There were 30,920,702 shares of the Registrant's common stock outstanding as of April 30, 2003.

Transitional Small Business Format (check one)	YES		NO	X
		---		---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act

YES		NO	X
	---		---

VillageEDOCS

_____________________________________________________________________________________________

PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

	Balance Sheet for March 31, 2003 (Unaudited)	1

	Statements of Operations for the three months ended
	March 31, 2003 and 2002 (Unaudited)	2

	Statements of Cash Flows for the three months ended
	March 31, 2003 and 2002 (Unaudited)	3
.
	Notes to Unaudited Financial Statements	5

VillageEDOCS
Balance Sheet
(Unaudited)
March 31,
2003
-----------------------

ASSETS
Current assets:
Cash	$ 39,775
Accounts receivable, net of allowance for doubtful
accounts of $30,000	143,372
Other current assets	45,702
-----------------------
Total current assets	228,849

Property and equipment, net	228,059
Web site development costs, net	70,125
Other assets	22,373
-----------------------
$ 549,406
===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 218,955
Accrued expenses	145,317
Current portion of capital lease obligations	21,813
-----------------------
Total current liabilities	386,085

Capital lease obligations, net of current portion	12,471
Convertible notes and accrued interest
payable to related parties	2,015,334
-----------------------
Total liabilities	2,413,890
-----------------------

Stockholders' deficit:
Common stock, no par value:
Authorized -- 90,000,000 shares
Issued and outstanding -- 30,920,702 shares	6,945,767
Additional paid-in capital	1,762,082
Accumulated deficit	(10,572,333)
-----------------------
Total stockholders' deficit	(1,864,484)
-----------------------
$ 549,406
===============

See accompanying notes to unaudited financial statements.

VillageEDOCS
Statements of Operations
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
	Three Months Ended March 31,
	2003	2002
	--------------------	--------------------
Net sales	$ 438,790	$ 407,149
Cost of sales	213,198	205,044
	--------------------	--------------------
Gross profit	225,592	202,105
	--------------------	--------------------
Operating expenses:
Product and technology
development	136,294	93,723
Sales and marketing	202,225	96,303
General and administrative	266,258	178,007
Depreciation and amortization	33,853	25,817
	--------------------	--------------------
Total operating expenses	638,630	393,850
	--------------------	--------------------
Loss from operations	(413,038)	(191,745)

Interest expense	(294,285)	(62,470)
	--------------------	--------------------
Loss before provision for
income taxes	(707,323)	(254,215)

Provision for income taxes	800	800
	--------------------	--------------------
Net loss	$ (708,123)	$ (255,015)
	=============	=============

Basic and diluted loss available to
common stockholders per common
share	$ (0.02)	$ (0.02)
	=============	=============

Weighted average shares outstanding	30,498,583	14,081,500
	=============	=============

See accompanying notes to unaudited financial statements.

VillageEDOCS
Statements of Cash Flows
For the Three Months Ended March 31, 2003 and 2002
(Unaudited)
	2003	2002
	----------------------	----------------------
Cash Flows from Operating Activities:
Net loss	$ (708,123)	$ (255,015)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	33,853	25,817
Provision for loss on doubtful accounts receivable	5,852	17,778
Imputed interest expense on convertible debentures	256,964	-
Common stock issued to employees and
non-employees for services rendered	116,217	-
Common stock issued for settlement of debt	24,000	-
Changes in operating assets and liabilities:
Accounts receivable	(46,904)	(80,491)
Other current assets	(42,700)	-
Accounts payable	14,616	6,278
Accrued expenses and other	73,290	69,919
	----------------------	----------------------
Net cash used in operating activities	(272,935)	(215,714)
	----------------------	----------------------
Cash Flows from Investing Activities:
Purchases of property and equipment	(37,580)	(30,554)
Web site development costs	-	(42,970)
	----------------------	----------------------
Net cash used in investing activities	(37,580)	(73,524)
	----------------------	----------------------
Cash Flows from Financing Activities:
Proceeds from convertible notes payable to related parties	317,000	290,000
Principal payments under capital leases	(20,037)	(21,022)
Proceeds from the exercise of warrants	-	1,417
	----------------------	----------------------
Net cash provided by financing activities	296,963	270,395
	----------------------	----------------------
Net change in cash	(13,552)	(18,843)

Cash, beginning of period	53,327	39,321
	----------------------	----------------------
Cash, end of period	$ 39,775	$ 20,478
	==============	==============
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 333	$ 4,748
	==============	==============
Income taxes	$ 800	$ 800
	==============	==============

continued.

Supplemental Schedule of Noncash Investing and Financing Activities:

During the quarter ended March 31, 2003 the Company financed certain computer equipment totaling $15,854 through a capital lease.

See accompanying notes to unaudited financial statements.

VillageEDOCS

Notes to Unaudited Financial Statements - March 31, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.          Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the financial statements included herein.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and note disclosure normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2002, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.  The interim results are not necessarily indicative of the results for a full year.

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

Until sufficient revenue levels are achieved, the Company will require additional financing to support its operations. Such sources of financing could include capital infusions, additional equity financing or debt offerings. Management plans to obtain convertible debt and equity financing from existing shareholders and equity financing from new shareholders during the remainder of 2003.  Management is actively pursuing both of these financing arrangements.  If the planned financings are obtained, the Company believes it will have adequate cash to sustain operations until it becomes profitable.  There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

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

4.           Summary of Significant Accounting Policies

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At March 31, 2003, the Company has recorded an allowance for doubtful accounts of approximately $30,000.  No single customer accounted for more than 10% of accounts receivable at March 31, 2003 and 2002.  No single customer accounted for more than 5% of total sales for the three months ended March 31, 2003.  One customer accounted for approximately 13% of total sales for the three months ended March 31, 2002.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, 14,422,334 and 0 as of March 31, 2003 and 2002, respectively, have been excluded from dilutive loss per share, as their effect would be anti-dilutive for the periods ended March 31, 2003 and 2002.

Segment Information

The Company views its operations and manages its business as principally one segment.

Comprehensive Income

The Company has no items of comprehensive income.

Stock-Based Compensation

The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting For Stock-Based Compensation."  SFAS No. 123 defines a fair value based method of accounting for stock-based compensation.  However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No.123 had been applied.

In December 2002, SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure", was issued.  SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation.  In addition, SFAS No. 148 amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.  The provisions of SFAS No. 148 are effective for financial statements for fiscal years ending after December 15, 2002.  The Company adopted the disclosure provisions of SFAS No. 148 in these financial statements.  The Company does not anticipate adopting the fair value based method of accounting for stock-based compensation.

At March 31, 2003, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations (see Note 6).  During the three months ended March 31, 2003 and 2002, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater that the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123, to stock-based employee compensation:

Three months ended March 31,
	2003	2002
	------------------	------------------
Net loss as reported	$ (708,123)	$ (255,015)

Deduct: Total stock-based employee
compensation expense under APB 25	--	--

Add: Total stock-based employee
compensation expense under fair value
based method for all awards, net of
related tax effects	(279,541)	(104,159)
	------------------	------------------
Pro forma net loss	$ (987,664)	$ (359,174)
	==========	==========
Basic and diluted loss per share - as
reported	$ (0.02)	$ (0.02)
	==========	==========
Basic and diluted loss per share - pro
forma	$ (0.03)	$ (0.03)
	==========	==========

Web Site Development Costs

During the three months ended March 31, 2003, the Company did not capitalize any costs related to the web site in accordance with the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs."

Advertising

The Company expenses all advertising costs as incurred.  Advertising costs were $33,220 and $11,926 for the three months ended March 31, 2003 and 2002, respectively.

5.           Convertible Notes Payable to Related Parties

During the three months ended March 31, 2003, the Company borrowed $317,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").   The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.  The beneficial conversion feature resulted in a charge to interest expense in the accompanying statement of operations of $256,964 during the three months ended March 31, 2003.

Total interest expense recognized on all the convertible notes payable was $292,606 and $57,723 during the three months ended March 31, 2003 and 2002, respectively.  Total interest accrued and not paid on the convertible notes payable to related parties as of March 31, 2003 totaled $440,587 and is included in the accompanying balance sheet.

6.           Stockholders' Equity (Deficit)

a.         Common Stock

On January 28, 2003, the Company entered into an agreement with a non-related party pursuant to which the party agreed to accept 109,091 shares of the Company's common stock as payment in full for $24,000 in consulting fees owed to the party by the Company for product and service marketing consulting services.  The shares were issued on February 11, 2003.

On February 11, 2003, the Company issued 510,124 shares of restricted common stock to consultants and employees in consideration for services valued at $71,417, and 320,000 shares that were issued to the Company's former founder, who is a less than ten percent shareholder, in consideration for marketing communications services valued at $44,800, at $0.14 per share (fair market value on the date of issuance).

b.         Stock Options

Effective January 30, 2002, the Board of Directors of the Company adopted an equity incentive plan (the "2002 Plan") that authorized the issuance of options to acquire up to 6,226,258 shares of common stock to employees and certain outside consultants.   On November 25, 2002, the Board of Directors of the Company increased the number of shares reserved for issuance pursuant to the 2002 Plan to 11,634,584 shares.  On November 27, 2002, the stockholders of the Company approved the 2002 Plan and the number of shares reserved for issuance pursuant to the 2002 Plan.  The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.  The number of options under the 2002 Plan available for grant at March 31, 2003 was 3,958,830.

Options to purchase 75,000 shares of the Company's common stock under the 2002 Plan at $0.1875 per share (above or at the fair market value on the dates of grant) were issued to employees during the quarter ended March 31, 2003, vesting on various dates from the date of grant through March, 2008.

Options to purchase 50,000 shares at $0.10 (the fair market value on the date of grant) were granted to a non-employee consultant during the quarter ended March 31, 2003.  These options vest on February 28, 2004.  Total consulting expense to be recognized in the statement operations over the vesting period pursuant to SFAS No. 123 is $4,500, none of which was recognized during the quarter ended March 31, 2003.

199,609 options under the 2002 or 1997 Plan were cancelled during the quarter ended March 31, 2003 due to their expiration or the termination of employment.

c.         Warrants

There was no warrant activity for the quarter ended March 31, 2003.

7.           Earnings per Share

              Basic and diluted loss per common share is computed as follows:

	March 31,	March 31,
	2003	2002
Numerator for basic and diluted loss per common share:	-------------	---------------
Net loss available to common stockholders	$ (708,123)	$ (255,015)
	========	=========

Denominator for basic and diluted loss per common share:
Weighted average common shares outstanding	30,498,583	14,081,500
	========	=========
Net loss per common share available to common stockholders

Net loss per share	$ (0.02)	$ (0.02)
	========	=========

8.           Litigation

The Company is, from time to time, involved in various legal and other proceedings that arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

9.           Subsequent Events

Subsequent to March 31, 2003, the Company borrowed an additional $85,000 from C. Alan and Joan P. Williams and issued convertible promissory notes with terms identical to those described in Note 5 above.  The beneficial conversion feature will result in a charge to interest expense in the quarter ended June 30, 2003.

Effective May 26, 2003, the Company and H. Jay Hill, who is a current Director of the Company, have entered into an Executive Employment Agreement pursuant to which Mr. Hill will serve as the Company's Executive Vice President of Corporate Development in consideration for an annual base salary of $60,000, options to purchase 1,500,000 shares of the Company's common stock at $0.18 per share vesting at various dates through May 2007, options to purchase 1,000,000 shares of the Company's common stock at $0.10 per share vesting at various dates through May 2005, and the opportunity to earn additional cash and stock compensation based upon certain performance criteria as set forth in the agreement.  The exercise prices of all stock options granted were either at or above the fair market value of the Company's common stock on the date of grant.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. The words "anticipated," "believe," "expect," "plan," "intended," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "Factors That May Affect Future Results" in Item 6 of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

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

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of March 31, 2003, and the unaudited statements of operations and cash flows for the three months ended March 31, 2003 and 2002, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2002 and 2001, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

Management is seeking additional financing by issuing convertible debt to existing shareholders during 2003. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in the second quarter of 2003.  Management is actively pursuing both of these financing arrangements. Between January and April 2003, one of our shareholders loaned us  $402,000 to fund our operating shortfalls; however, he has no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholder continues to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, stock-based compensation, and web site development costs.  In addition, please refer to Note 4 to the accompanying financial statements for further discussion of our accounting policies.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

Net Sales

Net sales for the three months ended March 31, 2003 were $438,790, an 8% increase over net sales for prior year quarter of $407,149.  The increase in the 2003 quarter reflected a growth in the number of customers billed.

Cost of Sales

Cost of sales for the three months ended March 31, 2003 were $213,198 as compared to the $205,044 reported for the three months ended March 31, 2002.  Cost of sales during the 2003 quarter represented 49% of sales as compared with 50% of sales in the 2002 quarter reflecting no significant change in equipment, operations staff, or telecommunications costs despite increased sales.

Gross Profit

Gross profit for the three months ended March 31, 2003 increased 12% to $225,592 as compared to $202,105 for the prior year quarter.  The increase of $23,487 is attributable to the increase in sales volume for the Company's internet-enabled fax services.

Operating Expenses

Operating expenses for the three months ended March 31, 2003 increased by 62% to $638,630 from the $393,850 reported in the three months ended March 31, 2002, an increase of $244,780.  Product and technology development increased $42,571 to $136,294 from the $93,723 reported in the prior year quarter because none of the payroll costs for the 2003 quarter were capitalized as they were not related to web site development.  Sales and marketing increased by $105,922 to $202,225 from the $96,303 reported in the prior year quarter due to the addition of sales staff and an increase in spending on sales lead generation programs.  General and administrative increased by $88,251 to $266,258 from the $178,007 reported in the prior year quarter.   The overall increase was comprised of increases in consulting fees, and, to a lesser extent, accounting fees and payroll offset by a decreases in bad debt, insurance, and legal fees.  Depreciation and amortization expense increased $8,036 to $33,853 from the $25,817 reported in the 2002 quarter due to an increase in capitalized web site development costs.  During the three months ended March 31, 2003, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 31%, 46%, 61%, and 8% of net sales, respectively.

Interest Expense

Interest expense for the quarter ended March 31, 2003 increased 371% to $294,285 from the $62,470 reported in the prior year quarter primarily because the terms of all new convertible secured promissory notes payable issued in the 2003 quarter allow conversion at a price which was less than the fair market value of the Company's common stock on the dates of issuance, which was not the case during the 2002 quarter.  The beneficial conversion feature resulted in a charge to interest expense of $256,964 during the quarter ended March 31, 2003.  Interest expense incurred in connection with capital leases decreased in the 2003 quarter as compared with the 2002 quarter.

Net Loss

As a result of the foregoing, net loss for the three months ended March 31, 2003 was $708,123, or $0.02 per share, compared to a net loss of $255,015, or $0.02 per share, for the three months ended March 31, 2002 on weighted average shares of 30,498,583 and 14,081,500, respectively.

LIQUIDITY

During the three months ended March 31, 2003, the Company's net cash position decreased by $13,552 to $39,775. Although the Company generated $296,963 from financing activities, the Company's operating and investing activities used net cash of  $272,935 and $37,580, respectively.  These activities contributed to a net working capital deficit as of March 31, 2003 of $157,236.

Net cash used in operating activities for the three months ended March 31, 2003 was $272,935 an increase of $57,221 from the $215,714 used in operating activities for prior year period, mainly due to the increase in net loss for 2003.

The Company's investing activities consisted of the purchase of computer equipment. Net cash used for investment activities decreased $35,944 to $37,580 from the $73,524 reported for 2002 due to decreased capitalized web site development costs.

The Company's financing activities include proceeds from the exercise of warrants to purchase common stock, issuance of convertible notes payable, and principal payments on capital leases.  Net cash provided by financing activities for the three months ended March 31, 2003 was $296,963, and included proceeds of  $317,000 from stockholder loans, and principal payments on capital leases of $20,037. Net cash provided by financing activities for the three months ended March 31, 2002 was $270,395, and included proceeds of  $290,000 and $1,417 from stockholder loans and warrant exercises, respectively, and principal payments on capital leases of $21,022.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need working capital to fund the growth of our business, we expect to continue to experience negative operating and investing cash flows for the remainder of 2003. We currently anticipate that our available cash resources will be insufficient to meet our anticipated working capital and capital expenditure requirements through May 31, 2003.  Accordingly, we believe we will require up to approximately $3 million in additional financing to support our operations until we become profitable.  The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders.  In our opinion, together with our current revenue stream, we have sufficient cash to operate at adequate staffing levels through July 2003.

Between November 2000 and at least December 2003, our operating shortfalls have been, and are expected to be, funded by one shareholder, an affiliate, who has loaned us $3,226,245 through May 8, 2003 for that purpose. Assuming that this shareholder continues to fund our operations, we will be able to sustain operations at current levels. However, this shareholder has no obligation to continue to fund our operating shortfalls and could stop doing so at any time.  We may be required to alter the terms of the convertible promissory notes held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

From inception through March 31, 2003, we generated revenue of only approximately $4,117,000 and we incurred total expenses of approximately $13,608,000 during that same period. We have incurred net losses each year since our inception. As of March 31, 2003, we had an accumulated deficit of $10,572,333.  To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from shareholder borrowings, supplemented by revenues from sales of our services. From inception to April 30, 2003, the Company has received approximately $5,900,000 from the sale of common stock and convertible notes, $2,039,245 of which were converted into shares of common stock on May 15, 2002.

The Independent Auditors' Report on our December 31, 2002 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT DEVELOPMENTS

During April 2003, the Company has obtained cash of $85,000 in consideration for convertible notes issued to one stockholder, who is an affiliate. The notes bear interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) acquisition of a controlling interest in the Company by a third party; 2) October 31, 2005; or 3) the receipt by the Company of $3,000,000 or more from an equity financing. If the Company achieves the equity financing, the stockholders have the option to convert the notes plus accrued interest into common stock at the lower of $2.50 per share or the price per share of common stock issued in the equity financing. If the Company is acquired, the stockholders have the option to convert the notes plus accrued interest into common stock at the lower of $2.50 per share or the price per share paid by the acquirer. The notes are convertible at any time at the option of the holder at a price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ, or other established securities exchange or market for the ten (10) consecutive trading days prior to the date the holder delivers written notice of conversion election to the Company.

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

A marketing company had threatened legal action related to its claim that the Company owed it $48,000 for services rendered. The Company agreed that it owed $24,000 for such services, which amount was recorded as a liability in the Company's financial statements as of December 31, 2002.   On January 28, 2003, the Company entered into an agreement with the sole principal of the marketing company pursuant to which the principal agreed to accept 109,091 shares of the Company's common stock in full and final settlement of all claims against the Company by the marketing company and its principal.  The shares were issued on February 11, 2003.

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

 ITEM 2 - CHANGES IN SECURITIES.

On January 28, 2003, the Company entered into an agreement with a non-related party pursuant to which the party agreed to accept 109,091 shares of the Company's common stock as payment in full for $24,000 in consulting fees owed to the party by the Company for product and service marketing consulting services.  The shares were issued on February 11, 2003.

On February 11, 2003, the Company issued 510,124 shares of restricted common stock to consultants and employees in consideration for services valued at $71,417, and 320,000 shares that were issued to the Company's former founder, who is a less than ten percent shareholder, in consideration for marketing communications services valued at $44,800.

On February 11, 2003, the Company issued 510,124 shares of restricted common stock at  $0.14 per share to consultants and employees in consideration for services valued at $71,417, and 320,000 shares that were issued to the Company's former founder, who is a less than ten percent shareholder, in consideration for marketing communications services valued at $44,800.

Options to purchase 75,000 shares of the Company's common stock under the 2002 Plan at $0.1875 per share (above or at the fair market value on the dates of grant) were issued to employees during the quarter ended March 31, 2003, vesting on various dates from the date of grant through March, 2008.

Options to purchase 50,000 shares at $0.10 (the fair market value on the date of grant) were granted to a non-employee consultant during the quarter ended March 31, 2003.  These options vest on February 28, 2004.

During the three months ended March 31, 2003, the Company borrowed $317,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").  The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5 - OTHER MATTERS.

Effective May 26, 2003, the Company and H. Jay Hill, who is a current Director of the Company, have entered into an Executive Employment Agreement pursuant to which Mr. Hill will serve as the Company's Executive Vice President of Corporate Development in consideration for an annual base salary of $60,000, options to purchase 1,500,000 shares of the Company's common stock at $0.18 per share vesting at various dates through May 2007, options to purchase 1,000,000 shares of the Company's common stock at $0.10 per share vesting at various dates through May 2005, and the opportunity to earn additional cash and stock compensation based upon certain performance criteria as set forth in the agreement.  The exercise prices of all stock options granted were either at or above the fair market value of the Company's common stock on the date of grant.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

a)    Exhibits

4.1

Form of Convertible Secured Promissory Note.  Previously filed as Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.

4.2

Form of Stock Option Agreement.  Previously filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.

4.3

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

10.2

Consulting and Other Services agreement dated January 28, 2003 by and between the Company and Paul Allen.  Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003.

10.3	Executive Employment Agreement effective as of May 26, 2003 by and between the Company and H. Jay Hill.*
99.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 14, 2003 by K. Mason Conner, Chief Executive Officer.*
99.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 14, 2003 by Michael A. Richard, Principal Accounting Officer.*

*	Filed herewith

(b)     Reports on Form 8-K

Date	Subject
January 14, 2003	Change of auditors to Corbin & Company LLP, a successor firm to Corbin & Wertz.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: May 15, 2003	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: May 15, 2003	By /s/ Michael A. Richard
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

Date: May 15, 2003	/s/ K. Mason Conner
-------------------------------	---------------------------------------
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

Date: May 15, 2003	/s/ Michael A. Richard
------------------------------	------------------------------------------
Controller and Principal Accounting Officer