Form 10QSB
period 2003-09-30
VILLAGEEDOCS INC
filed 2003-11-07
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

----------------------------------------------

VillageEDOCS

--------------------------------

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

There were 31,135,525 shares of the Registrant's common stock outstanding as of October 31, 2003.

Transitional Small Business Format (check one)	YES		NO	X
		---		---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act

YES		NO	X
	---		---

VillageEDOCS

VillageEDOCS
Balance Sheet
(Unaudited)
September 30,
2003
------------------------

ASSETS
Current assets:
Cash	$ 56,214
Accounts receivable, net of allowance for doubtful
accounts of $32,000	147,139
Other current assets	4,342
------------------------
Total current assets	207,695

Property and equipment, net	205,470
Web site development costs, net	52,180
Other assets	22,373
-----------------------
$ 487,718
===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 227,330
Accrued expenses	202,716
Current portion of capital lease obligations	10,666
-----------------------
Total current liabilities	440,712

Capital lease obligations, net of current portion	11,679
Convertible notes and accrued interest
payable to related parties	2,637,683
-----------------------
Total liabilities	3,090,074
-----------------------
Commitments and contingencies

Stockholders' deficit:
Common stock, no par value:
Authorized -- 90,000,000 shares
Issued and outstanding -- 30,920,702 shares	6,945,767
Additional paid-in capital	1,898,936
Accumulated deficit	(11,447,059)
-----------------------
Total stockholders' deficit	(2,602,356)
-----------------------
$ 487,718
===============

See accompanying notes to unaudited financial statements.

VillageEDOCS
Statements of Operations
For the Three and Nine Months Ended September 30, 2003 and 2002
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	--------------------	--------------------	--------------------	--------------------
Net sales	$ 461,396	$ 426,764	$ 1,379,613	$ 1,236,402
Cost of sales	219,657	228,236	651,842	652,316
	--------------------	--------------------	--------------------	--------------------
Gross profit	241,739	198,528	727,771	584,086
	--------------------	--------------------	--------------------	--------------------
Operating expenses:
Product and technology
development	114,766	126,557	382,325	314,186
Sales and marketing	193,785	141,750	642,079	376,073
General and administrative	172,957	178,144	648,970	519,762
Depreciation and amortization	38,214	29,069	110,058	87,740
	--------------------	--------------------	--------------------	--------------------
Total operating expenses	519,722	475,520	1,783,432	1,297,761
	--------------------	--------------------	--------------------	--------------------
Loss from operations	(277,983)	(276,992)	(1,055,661)	(713,675)

Interest expense	(85,642)	(30,745)	(526,388)	(135,860)
	--------------------	--------------------	--------------------	--------------------
Loss before provision for
income taxes	(363,625)	(307,737)	(1,582,049)	(849,535)

Provision for income taxes	-	-	800	800
	--------------------	--------------------	--------------------	--------------------
Net loss	$ (363,625)	$ (307,737)	$ (1,582,849)	$ (850,335)
	=============	=============	=============	=============

Basic and diluted loss available to
common stockholders per common
share	$ (0.01)	$ (0.01)	$ (0.05)	$ (0.04)
	=============	=============	=============	=============

Weighted average shares outstanding -
basic and diluted	30,920,702	29,949,839	30,782,582	22,284,928
	=============	=============	=============	=============

See accompanying notes to unaudited financial statements.

VillageEDOCS

Statements of Cash Flows
For the Nine Months Ended September 30, 2003 and 2002
(Unaudited)
	2003	2002
	------------------------	------------------------
Cash Flows from Operating Activities:
Net loss	$ (1,582,849)	$ (850,335)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	110,058	87,740
Provision for doubtful accounts receivable	9,229	48,593
Estimated fair market value of stock options issued
to employees and non-employees for services rendered	-	17,877
Imputed interest expense on convertible debentures	393,818	-
Stock purchase warrrants issued to employees for services rendered	-	25,565
Common stock issued to employees and
non-employees for services rendered	116,217	6,000
Common stock issued for settlement of debt	24,000	-
Changes in operating assets and liabilities:
Accounts receivable	(54,048)	(86,327)
Other current assets	(1,340)	-
Accounts payable	22,991	6,707
Accrued expenses and other	223,038	111,982
	---------------------	---------------------
Net cash used in operating activities	(738,886)	(632,198)
	----------------------	----------------------
Cash Flows from Investing Activities:
Purchases of property and equipment	(67,872)	(39,005)
Web site development costs	-	(88,946)
	---------------------	--------------------
Net cash used in investing activities	(67,872)	(127,951)
	---------------------	--------------------
Cash Flows from Financing Activities:
Proceeds from convertible notes payable to related parties	847,000	820,000
Principal payments under capital leases	(37,355)	(78,441)
Proceeds from the exercise of warrants	-	2,129
	-------------------	-------------------
Net cash provided by financing activities	809,645	743,688
	-------------------	-------------------
Net change in cash	2,887	(16,461)

Cash, beginning of period	53,327	39,321
	----------------------	----------------------
Cash, end of period	$ 56,214	$ 22,860
	==============	==============
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 4,577	$ 9,946
	==============	==============
Income taxes	$ 800	$ 800
	==============	==============

continued.

Supplemental Schedule of Noncash Investing and Financing Activities:

During the nine months ended September 30, 2003, the Company financed certain computer equipment totaling $21,233 through capital leases.

See accompanying notes to unaudited financial statements.

VillageEDOCS

Notes to Unaudited Financial Statements - September 30, 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

 1.          Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the financial statements included herein.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of September 30, 2003, and the results of operations and cash flows for the three and nine months ended September 30, 2003 and 2002.

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

4.           Summary of Significant Accounting Policies

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At September 30, 2003, the Company has recorded an allowance for doubtful accounts of approximately $32,000.  No single customer accounted for more than 10% of accounts receivable at September 30, 2003.  No single customer accounted for more than 10% of total sales for the nine months ended September 30, 2003 and 2002.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, 22,964,293 and 0 as of September 30, 2003 and 2002, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods ended September 30, 2003 and 2002.

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

At September 30, 2003, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations (see Note 6).  During the nine months ended September 30, 2003 and 2002, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Net loss as reported	$ (363,625)	$ (307,737)	$ (1,582,849)	$ (850,335)

Deduct: Total stock-based employee compensation expense under APB 25
	--	--	--	--

Add: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(89,282)	(57,987)	(368,823)	(163,446)
	---------------	----------------	----------------	----------------

Pro forma net loss	$ (452,907)	$ (365,724)	$ (1,951,672)	$ (1,013,781)
	==========	==========	==========	==========
Basic and diluted loss per share - as reported
	$ (0.01)	$ (0.01)	$ (0.05)	$ (0.04)
	==========	==========	==========	==========
Basic and diluted loss per share - pro forma
	$ (0.01)	$ (0.01)	$ (0.06)	$ (0.05)
	==========	==========	==========	==========

Web Site Development Costs

During the nine months ended September 30, 2003, the Company did not capitalize any costs related to the web site in accordance with the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs."

Advertising

The Company expenses all advertising costs as incurred.  Advertising costs were approximately $104,000 and $39,000 for the nine months ended September 30, 2003 and 2002, respectively.

5.           Convertible Notes Payable to Related Parties

During the nine months ended September 30, 2003, the Company borrowed $847,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").   The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.  The beneficial conversion feature resulted in a charge to interest expense in the accompanying statement of operations of $393,818 during the nine months ended September 30, 2003.

Total interest expense recognized on all the convertible notes payable (including accrued interest based on the stated interest rate) was $521,809 and $118,678 during the nine months ended September 30, 2003 and 2002, respectively.  Total interest accrued and not paid on the convertible notes payable to related parties as of September 30, 2003 totaled $532,936 and is included in the accompanying balance sheet.

6.           Stockholders' Deficit

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

b.         Stock Options

Effective January 30, 2002, the Board of Directors of the Company adopted an equity incentive plan (the "2002 Plan") that authorized the issuance of options to acquire up to 6,226,258 shares of common stock to employees and certain outside consultants.   On November 25, 2002, the Board of Directors of the Company increased the number of shares reserved for issuance pursuant to the 2002 Plan to 11,634,584 shares.  On November 27, 2002, the stockholders of the Company approved the 2002 Plan and the number of shares reserved for issuance pursuant to the 2002 Plan.  The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.  The number of options under the 2002 Plan available for grant at September 30, 2003 was 1,498,830.

Options to purchase 75,000 shares of the Company's common stock under the 2002 Plan at $0.1875 per share (above or at the fair market value on the dates of grant), 2,585,000 shares of the Company's common stock under the 2002 Plan at $0.18 per share (above or at the fair market value on the dates of grant), and 1,000,000 shares of the Company's common stock under the 2002 Plan at $0.10 per share (above or at the fair market value on the dates of grant) were issued to employees during the nine months ended September 30, 2003, vesting on various dates from the date of grant through September 2008.

Options to purchase 50,000 shares at $0.10 (the fair market value on the date of grant) were granted to a non-employee consultant during the nine months ended September 30, 2003.  These options vest on February 28, 2004.  Total consulting expense to be recognized in the statement of operations over the vesting period pursuant to SFAS No. 123 is $4,500, none of which was recognized during the nine months ended September 30, 2003.

1,324,609 options under the 2002 or 1997 Plan were cancelled during the nine months ended September 30, 2003 due to their expiration or the termination of employment.

c.         Warrants

There was no warrant activity for the nine months ended September 30, 2003.

7.           Loss per Share

              Basic and diluted loss per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$ (363,625)	$ (307,737)	$ (1,582,849)	$ (850,335)
	==========	==========	==========	==========

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	30,920,702	29,949,839	30,782,582	22,284,928
	==========	==========	==========	==========
Net loss per common share available to common stockholders	$ (0.01)	$ (0.01)	$ (0.05)	$ (0.04)
	==========	==========	==========	==========

8.           Commitments and Contingencies

Litigation

The Company is, from time to time, involved in various legal and other proceedings that arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

9.           Subsequent Events

Subsequent to September 30, 2003, the Company borrowed an additional $135,000 from C. Alan and Joan P. Williams and issued convertible promissory notes with terms identical to those described in Note 5 above.  The beneficial conversion feature contained in these promissory notes will result in a charge to interest expense in the quarter ended December 31, 2003 of approximately $42,000.

On October 16, 2003, the Company issued 214,823 shares of restricted common stock to a consultant in consideration for services valued at $25,000. The shares were issued at the fair market value on the date the services were earned.

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

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited balance sheet as of September 30, 2003, and the unaudited statements of operations and cash flows for the three and nine months ended September 30, 2003 and 2002, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2002 and 2001, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 28, 2003.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

Management is seeking additional financing by issuing convertible debt to existing shareholders during 2003. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in the fourth quarter of 2003.  Management is actively pursuing both of these financing arrangements. Between January and October 2003, one of our shareholders loaned us $942,000 to fund our operating shortfalls; however, he has no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholder continues to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, stock-based compensation, and web site development costs.  In addition, please refer to Note 4 to the accompanying financial statements for further discussion of our significant accounting policies.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002
Net Sales

Net sales for the three months ended September 30, 2003 were $461,396, an 8% increase over net sales for prior year quarter of $426,764.  The increase in the 2003 quarter reflected a growth in the number of customers billed.

Cost of Sales

Cost of sales for the three months ended September 30, 2003 were $219,657 as compared to the $228,236 reported for the three months ended September 30, 2002.  Cost of sales during the 2003 quarter represented 48% of sales as compared with 53% of sales in the 2002 quarter reflecting no significant change in equipment leasing, maintenance, operations staff, or telecommunications costs despite increased sales.

Gross Profit

Gross profit for the three months ended September 30, 2003 increased 22% to $241,739 as compared to $198,528 for the prior year quarter.  The increase of $43,211 is attributable to the increase in sales volume for the Company's internet-enabled fax services.

Operating Expenses

Operating expenses for the three months ended September 30, 2003 increased by 9% to $519,722 from the $475,520 reported in the three months ended September 30, 2002, an increase of $44,202.  Product and technology development decreased $11,791 to $114,766 from the $126,557 reported in the prior year quarter because of a reduction in staff.  Sales and marketing increased by $52,035 to $193,785 from the $141,750 reported in the prior year quarter due to the addition of sales staff and an increase in spending on sales lead generation programs.  General and administrative decreased by $5,187 to $172,957 from the $178,144 reported in the prior year quarter.   The overall decrease was comprised of decreases in legal fees, bad debt, salaries, and consulting fees offset by increases in health insurance and other benefits.  Depreciation and amortization expense increased $9,145 to $38,214 from the $29,069 reported in the 2002 quarter due to increases in capitalized web site development costs and property and equipment.  During the three months ended September 30, 2003, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 25%, 42%, 37%, and 8% of net sales, respectively.

Interest Expense

Interest expense for the quarter ended September 30, 2003 increased 179% to $85,642 from the $30,745 reported in the prior year quarter because of increased borrowing.  In addition, the terms of all new convertible secured promissory notes payable issued in the 2003 quarter allow conversion at a price which was less than the fair market value of the Company's common stock on the dates of issuance, which was not the case during the 2002 quarter.  The beneficial conversion feature resulted in a charge to interest expense of $34,854 during the quarter ended September 30, 2003.  Interest expense incurred in connection with capital leases decreased in the 2003 quarter as compared with the 2002 quarter.

Net Loss

As a result of the foregoing, net loss for the three months ended September 30, 2003 was $363,625, or $0.01 per share, compared to a net loss of $307,737, or $0.01 per share, for the three months ended September 30, 2002 on weighted average shares of 30,920,702 and 29,949,839, respectively.

Nine Months Ended September 30, 2003 Compared to Nine Months Ended September 30, 2002
Net Sales

Net sales for the nine months ended September 30, 2003 were $1,379,613, a 12% increase over net sales for prior year period of $1,236,402.  The increase in the 2003 period reflected a growth in the number of customers billed.

Cost of Sales

Cost of sales for the nine months ended September 30, 2003 were $651,842 as compared to the $652,316 reported for the nine months ended September 30, 2002.  Cost of sales during the 2003 period represented 47% of sales as compared with 53% of sales in the 2002 period reflecting no significant change in equipment leasing, maintenance, operations staff, or telecommunications costs despite increased sales.

Gross Profit

Gross profit for the nine months ended September 30, 2003 increased 25% to $727,771 as compared to $584,086 for the prior year period.  The increase of $143,685 is attributable to the increase in sales volume for the Company's internet-enabled fax services.

Operating Expenses

Operating expenses for the nine months ended September 30, 2003 increased by 37% to $1,783,432 from the $1,297,761 reported in the nine months ended September 30, 2002, an increase of $485,671.  Product and technology development increased $68,139 to $382,325 from the $314,186 reported in the prior year period because none of the payroll costs for the 2003 period were capitalized as they were not related to web site development.  Sales and marketing increased by $266,006 to $642,079 from the $376,073 reported in the prior year period, a 71% increase, due to the addition of sales staff and an increase in spending on sales lead generation programs.  General and administrative increased by $129,208 to $648,970 from the $519,762 reported in the prior year period.   The overall increase was comprised of increases in consulting fees, salaries, insurance, and accounting fees offset by decreases in bad debt and legal fees.  Depreciation and amortization expense increased $22,318 to $110,058 from the $87,740 reported in the 2002 period due to increases in capitalized web site development costs and property and equipment.  During the nine months ended September 30, 2003, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 28%, 47%, 47%, and 8% of net sales, respectively.

Interest Expense

Interest expense for the period ended September 30, 2003 increased 287% to $526,388 from the $135,860 reported in the prior year period primarily because the terms of all new convertible secured promissory notes payable issued in the 2003 period allow conversion at a price which was less than the fair market value of the Company's common stock on the dates of issuance, which was not the case during the 2002 period.  The beneficial conversion feature resulted in a charge to interest expense of $393,818 during the period ended September 30, 2003.  Interest expense incurred in connection with capital leases decreased in the 2003 period as compared with the 2002 period.

Net Loss

As a result of the foregoing, net loss for the nine months ended September 30, 2003 was $1,582,849, or $0.05 per share, compared to a net loss of $850,335, or $0.04 per share, for the nine months ended September 30, 2002 on weighted average shares of 30,782,582 and 22,284,928, respectively.

LIQUIDITY

During the nine months ended September 30, 2003, the Company's net cash position increased by $2,887 to $56,214. Although the Company generated $809,645 from financing activities, the Company's operating and investing activities used net cash of  $738,886 and $67,872, respectively.  These activities contributed to a net working capital deficit as of September 30, 2003 of $233,015.

Net cash used in operating activities for the nine months ended September 30, 2003 was $738,886 an increase of $106,688 from the $632,198 used in operating activities for prior year period, mainly due to the increase in net loss for 2003.

The Company's investing activities consisted of the purchase of computer equipment. Net cash used for investment activities decreased $60,079 to $67,872 from the $127,951 reported for 2002 due to decreased capitalized web site development costs as offset by increased purchases of computer equipment.

The Company's financing activities include proceeds from the exercise of warrants to purchase common stock, issuance of convertible notes payable, and principal payments on capital leases.  Net cash provided by financing activities for the nine months ended September 30, 2003 was $809,645, and included proceeds of  $847,000 from stockholder loans, and principal payments on capital leases of $37,355. Net cash provided by financing activities for the nine months ended September 30, 2002 was $743,688, and included proceeds of  $820,000 and $2,129 from stockholder loans and warrant exercises, respectively, and principal payments on capital leases of $78,441.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need working capital to fund the growth of our business, we expect to continue to experience negative operating and investing cash flows for the remainder of 2003. We currently anticipate that our available cash resources will be insufficient to meet our anticipated working capital and capital expenditure requirements through November 30, 2003.  We believe we will require up to approximately $3 million in additional financing to support our operations until we become profitable.  The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders.  In our opinion, together with our current revenue stream, we have sufficient cash to operate at adequate staffing levels through January 2004.

Between November 2000 and at least December 2003, our operating shortfalls have been, and are expected to be, funded by one shareholder, an affiliate, who has loaned us $3,731,245 through October 2003 for that purpose. Assuming that this shareholder continues to fund our operations, we will be able to sustain operations at current levels. However, this shareholder has no obligation to continue to fund our operating shortfalls and could stop doing so at any time.  We may be required to alter the terms of the convertible promissory notes held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

From inception through September 30, 2003, we generated revenue of only approximately $5,100,000 and we incurred total expenses of approximately $15,400,000 during that same period. We have incurred net losses each year since our inception. As of September 30, 2003, we had an accumulated deficit of $11,447,059.  To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from shareholder borrowings, supplemented by revenues from sales of our services. From inception to October 31, 2003, the Company has received approximately $6,440,000 from the sale of common stock and convertible notes, $2,039,245 of which were converted into shares of common stock on May 15, 2002.

The Independent Auditors' Report on our December 31, 2002 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT DEVELOPMENTS

During October 2003, the Company has obtained cash of $95,000 in consideration for convertible notes issued to one stockholder, who is an affiliate. The notes bear interest at 10 percent per annum. The notes and accrued interest are due at the earlier of one of three events: 1) acquisition of a controlling interest in the Company by a third party; 2) October 31, 2005; or 3) the receipt by the Company of $3,000,000 or more from an equity financing. If the Company achieves the equity financing, the stockholders have the option to convert the notes plus accrued interest into common stock at the lower of $2.50 per share or the price per share of common stock issued in the equity financing. If the Company is acquired, the stockholders have the option to convert the notes plus accrued interest into common stock at the lower of $2.50 per share or the price per share paid by the acquirer. The notes are convertible at any time at the option of the holder at a price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ, or other established securities exchange or market for the ten (10) consecutive trading days prior to the date the holder delivers written notice of conversion election to the Company.

On October 16, 2003, the Company issued 214,823 shares of restricted common stock to a consultant in consideration for services valued at $25,000. The shares were issued at the fair market value on the date the services were earned.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS.

 The Company is not a party in any lawsuits.   There were no new legal matters to report during the three months ended September 30, 2003.

ITEM 2 - CHANGES IN SECURITIES.

Options to purchase 2,585,000 shares of the Company's common stock under the 2002 Plan at $0.18 per share (above or at the fair market value on the dates of grant), and 1,000,000 shares of the Company's common stock under the 2002 Plan at $0.10 per share (above or at the fair market value on the dates of grant) were issued to employees during the three months ended September 30, 2003, vesting on various dates from the date of grant through September 2008.

1,075,000 options under the 2002 or 1997 Plan were cancelled during the three months ended September 30, 2003 due to their expiration or the termination of employment.

During the three months ended September 30, 2003, the Company borrowed $275,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").   The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5 - OTHER MATTERS.

None.

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

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 7, 2003 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 7, 2003 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 7, 2003 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 7, 2003 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

(b)     Reports on Form 8-K

None.

SIGNATURES

 Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: November 7, 2003	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: November 7, 2003	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)