Form 10KSB
period 2003-12-31
VILLAGEEDOCS INC
filed 2004-03-30
CIK 1122099

-

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------

FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003	Commission File Number: 00031395

VillageEDOCS

(Name of Small Business Issuer in its Charter)

California	33-0668917
----------------------------------------------------------	----------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14471 Chambers Road, Suite 105, Tustin, CA	92780
------------------------------------------------------------	----------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number:	(714) 734-1030

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

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

State issuer's revenues for its most recent fiscal year:  $1,882,027

State the aggregate market value of the voting stock held by non-affiliates of the issuer:  $1,327,137 as of February 29, 2004.

Number of shares of the issuer's common stock, no par value, outstanding as of February 29, 2004:  35,535,525 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format                              YES (   )____NO (X)

Indicate by check mark whether the Issuer  is an accelerated filer (as defined in Rule 12b-2 of the Act        YES (   )____NO (X)

VillageEDOCS

FORM 10-KSB INDEX

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

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

OVERVIEW

VillageEDOCS (the "Company" or "We") is incorporated in the State of California. The Company was originally incorporated in 1995 in Delaware as SoftTek, Inc. In August 1997, we changed our name to SoftTek Technologies Inc. and reincorporated in California. In 1999 we changed our name to VillageFax.com, Inc., and then, as of July 11, 2000, to VillageEDOCS. Until late 1998, the Company provided product marketing services and fax server products, which were discontinued in 1998.  Since late 1998, we have provided worldwide, Internet-based, business-to-business fax services. Our Internet-based fax service enables a user to send a fax to an individual or to a broadcast list of thousands through their familiar web browser (i.e. Microsoft Explorer, Netscape Communicator, etc.), e-mail package (i.e. Microsoft Exchange,  Microsoft Outlook, Netscape Mail, Eudora, etc.), Microsoft Windows-based application, Enterprise Resource Planning or Customer Relationship Management system, or proprietary corporate information system.  As of February 29, 2004, we had approximately 377active clients.  During 2003, no single customer accounted for more than 10% of net sales.

We use proprietary, internally-developed document processing and transmission systems to create and send or receive documents for our clients.  We provide Internet-based fax services that integrate with existing Internet-connected systems within companies where invoices, statements, purchase orders, ticket confirmations, and other key documents originate. A typical application is characterized by the need to deliver time sensitive, personalized documents to a disparate group of recipients in multiple formats and delivery methods.  Our services are designed for use by a wide range of industries and enterprise sizes using such diverse platforms as Microsoft Windows NT/2000, UNIX, and IBM iSeries (AS/400). Our clients currently include manufacturing companies, E-commerce providers, application service providers, food service corporations, value added resellers, weather reporting services, public relations firms, and direct marketing organizations.   Businesses using J.D. Edwards, Oracle, Peoplesoft, Infinium, IBS and SAP environments, among others, can use our service to become fax-enabled without traditional capital expenditures and ongoing maintenance costs.  We offer our clients the flexibility to send Microsoft Office, Corel, IBM PCL, Adobe PDF, next-generation HTML, and other types of documents through our Internet fax service.  In addition, our service is compatible with virtually any foreign language including character-based Pacific Rim, Middle and Far Eastern languages.  In addition, we offer our clients robust activity reporting and job control functions that are not offered by many of our competitors.  In 2002, we introduced a capability that enables clients with web-enabled wireless devices such as mobile telephones and personal digital assistants to use any fax machine as a personal printer for their wireless device.   In 2003, we introduced, in concert with a business partner, new  document management solutions that provide electronic document presentation functions that enable our clients to automatically generate and deliver presentation-quality documents from enterprise systems such as ERP, CRM, and E-Commerce and to populate a database with data from a document that has either been scanned or received as a fax.

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

SALES

The Company charges its clients a fee primarily based upon either the number of pages delivered and received, or upon the number of minutes expended, for the delivery or receipt of our clients' documents during the month.  In some cases, the Company charges one-time and annual perpetuation fees for custom-developed client solutions.  Sales for the fiscal years ended December 31, 2003 and 2002 were $1,882,027 and $1,611,546, respectively.

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

OUTLOOK AND STRATEGY

During 2004, we intend to continue to increase our focus on obtaining high margin customers, as we believe that this strategy offers the best opportunity for the Company's operations to become profitable.  During 2002 and 2003, we pursued this strategy and, while it resulted in somewhat slower growth in net sales than in 2001, we were successful in signing up more established companies with greater potential for stable, recurring monthly revenues.  We were pleased to add several Global 500 companies to our client list during 2003 and intend to continue our strategy to sell to more large and well-established companies during 2004.  Although no assurances can be made at this time, it is management's goal to begin operating the internet-enabled fax service at break-even or even profitable levels at some point during 2004.

To reach this goal, we intend to continue our strategy of cost containment.  Should additional growth capital become available during 2004, we intend to direct the capital toward increasing sales and marketing assets while holding down costs for general and administrative as well as product and technology.

During 2003 we made the decision to accelerate our growth by actively seeking out and pursuing opportunities to acquire businesses that provide complementary and strategic document management technologies, greater market penetration, new revenue streams, or new sales channels for our current service offerings.

As a result of pursuing our acquisition strategy, we completed an acquisition in February 2004 of Tailored Business Systems, Inc. ("TBS").  TBS is a Georgia corporation established in 1973.  TBS is engaged in the business of creating, maintaining, training, customizing and supporting computer application programs primarily for the use of city and county governments, the sale and installation of computer equipment and supplies, the printing and ordering of forms, the furnishing of consulting services, and the implementation of internal computer networks in communication with IBM iSeries servers.  TBS generates revenues from its established client base in the form of printing, billing, and fulfillment services as well as maintenance and training revenues.     The Company's goals include providing sales leadership and guidance in expanding TBS's business model to governmental entities regionally and, eventually, nationwide.  In addition, the Company intends to provide assistance expanding the number of clients using TBS's service model offerings.  Aside from these areas, the Company generally intends to support TBS in continuing in its regular course of business.

EMPLOYEES

As of February 29, 2004, the Company had 17 full-time employees including its two executive officers. These employees include 7 engaged in sales and marketing, 2 in technology development, 3 in operations, and 5 in administration.   TBS had 17 full-time employees as of February 29, 2004.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies approximately 3,600 square feet of leased office space. The space is located at 14471 Chambers Road, Suite 105, Tustin, California 92780. The lease expires in May 2004; however, we are currently negotiating the terms of a new lease with the landlord.   The cost of the occupied space pursuant to the expiring agreement is approximately $6,000 per month. Additionally, we lease space and operating systems equipment for our service operations from SBC, Irvine, California at a cost of approximately $4,000 per month.  The SBC facility is served by all major global telecommunications carriers and is a physically-, environmentally-, and utility-redundant site with multiple telecommunications feeds, multiple emergency power generators, and emergency fuel reserves. These fully redundant systems and emergency power provisions are designed to provide non-stop service and no single point of failure.

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

Quarter Ended	High Bid	Low Bid

----------------------------------------	------------	-----------------

March 31, 2003	$0.280	$0.080

June 30, 2003	$0.130	$0.070

September 30, 2003	$0.110	$0.050

December 31, 2003	$0.105	$0.090

As of December 31, 2003, there were 368 holders of record of the Company's common stock.

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

On February 11, 2003, the Company issued 510,124 shares of restricted common stock to consultants and employees in consideration for services valued at $71,417, and 320,000 shares to the Company's founder, who is a less than ten percent shareholder, in consideration for marketing communications services valued at $44,800, or $0.14 per share (fair market value on the date of issuance).

On December 9, 2003, the Company issued 214,823 shares of restricted common stock to a consultant in consideration for services valued at $26,916 (fair market value on the date of issuance).

 Options to purchase 3,710,000 shares of the Company's common stock under the 2002 Plan at per share prices ranging from $0.10 to $0.1875 (above or at the fair market value on the dates of grant) were issued to employees during the year ended December 31, 2003, vesting on various dates from the date of grant through December 2008.

Options to purchase 833,030 shares of the Company's common stock under the 2002 Plan at $0.1875 per share (above or at the fair market value on the dates of grant) that were issued in 2002 were modified as to vesting and expiration date during 2003 in connection with the retirement of employees.

Options to purchase 50,000 shares at $0.10 (the fair market value on the date of grant) were granted to a non-employee consultant during the year ended December 31, 2003.  These options vested on February 28, 2004.

During the years ended December 31, 2003 and 2002, the Company borrowed $1,132,000 and $1,110,000, respectively, from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum.  At December 31, 2003, the outstanding principal balance of convertible secured promissory notes payable (the "Notes") to Mr. and Mrs. Williams was $1,882,000.  The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  The principal and accrued interest on $530,000 of these convertible promissory notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  The principal and accrued interest on $1,352,000 of these convertible promissory notes issued between October 30, 2002 and December 31, 2003 are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share (below the fair market value on the date of issuance) or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

General

The following Management Discussion and Analysis of Financial Condition and Results of Operations should be read in conjunction with the audited balance sheet as of December 31, 2003 and the audited statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended and the related notes thereto.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

As reported in the Independent Auditors' Report on our December 31, 2003 financial statements, the Company has suffered recurring losses from operations, had significant negative cash flows from operations, and has a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.

The Company cautions readers that important facts and factors described in this Management Discussion and Analysis of Financial Condition and Results of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2004 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Management is actively seeking additional financing by issuing convertible debt to existing shareholders during 2004. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in 2004. During January and February of 2004, one of our shareholders loaned us $140,000 to fund our operating shortfalls; however, this shareholder has no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholder continues to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations at current levels until it begins to operate profitably. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to maintain profitable operations.

 Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, and stock-based compensation.  In addition, please refer to Note 3 to the accompanying financial statements for further discussion of our accounting policies.

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

RESULTS OF OPERATIONS

 Net Sales

Net sales for the fiscal year ended December 31, 2003 were $1,882,027, a 17% increase over net sales for fiscal 2002 of $1,611,546. The $270,481 increase in 2003 reflected an improvement in the volume of sales to more profitable customers and an overall increase in customers.   In December 2003, the Company billed 298 customers as compared with 248 customers billed in December 2002.

Substantially all sales in 2003 and 2002 were from our Internet-based document delivery services.

 Cost of Sales

Cost of sales for the fiscal year ended December 31, 2003 were $920,410, an increase of $116,427 over the cost of sales of $803,983 for the fiscal year ended December 31, 2002.   Cost of sales during 2003 represented 49% of sales as compared with 50% of sales in 2002 reflecting no significant change in equipment leasing, maintenance, operations staff, or telecommunications costs in relation to net sales.

 Gross Profit

Gross profit for the fiscal year ended December 31, 2003 increased $154,054 to $961,617, from the gross profit of $807,563 for the fiscal year ended December 31, 2002, as a result of the increase in revenue.

 Operating Expenses

Operating expenses for the fiscal year ended December 31, 2003 increased by $530,341 to $2,365,560 compared to $1,835,219 for the fiscal year ended December 31, 2002, an increase of 29%.  Product and technology development increased by $55,822 to $488,115 in 2003 from the $432,293 reported in 2002 because none of the payroll costs for engineering staff during 2003 were capitalized as their activities were not related to web site development. Sales and marketing increased by $241,505 to $806,138 from the $564,633 reported in 2002, a 43% increase, due to the addition of sales staff and an increase in spending on sales lead generation programs.  General and administrative increased by $207,370 to $922,332 from the $714,962 reported in 2002.  The overall increases in consulting fees, salaries, payroll taxes, insurance, and accounting fees were offset by decreases in bad debt and legal fees.  Depreciation and amortization expense increased by $25,644 to $148,975 from the $123,331 reported in 2002 due to increases in amortization of capitalized web site development costs and additions in computer equipment.  During 2003, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 26%, 43%, 49%, and 8% of net sales, respectively.

Included in operating expenses for 2003 and 2002 were non-cash expenses incurred in connection with the issuance of certain stock, stock options, and warrants for services valued at $223,161 and $100,806, respectively. Excluding these non-cash charges and depreciation and amortization, operating expenses in 2003 increased by $382,342 to $1,993,424 compared to $1,611,082 in 2002.

 Interest Income and Expense

Interest expense for 2003 increased 151% to $661,659 from the $263,847 reported in 2002 primarily because the terms of all convertible secured promissory notes payable issued in 2003 allow conversion at a price which was less than the fair market value of the Company's common stock on the dates of issuance, which was not the case until the fourth quarter of 2002.  The beneficial conversion feature resulted in a charge to interest expense of $471,586 during 2003 as compared to $84,429 during 2002.  Interest expense incurred in connection with capital leases decreased in 2003 as compared with 2002.

 Income Taxes

As the Company has incurred operating losses through December 31, 2003 and 2002, the provision for income taxes consists only of minimum state taxes of $800 per year. At December 31, 2003 the Company had approximately $11,860,000 of federal and $9,526,000 of state net operating loss carryforwards for tax reporting purposes available to offset future taxable income. Deferred tax assets consist primarily of the tax aspects of net operating loss carryforwards. The Company has provided a full valuation allowance on the deferred tax assets because of the uncertainty regarding realizability of the net operating loss carryforwards.

 Net Loss

As a result of the above factors, net loss for the fiscal year ended December 31, 2003 was $2,106,345 as compared to the net loss of $1,292,303 reported for the fiscal year ended December 31, 2002, an increase of 63%.

Loss Per Share

Basic and diluted net loss per share for the fiscal year ended December 31, 2003 was $(0.07) compared to basic and diluted net loss per share of $(0.05) for the fiscal year ended December 31, 2002. This difference is due to the increase in net loss and a 6,726,009 increase in weighted average shares outstanding during 2003.

LIQUIDITY

During the fiscal year ended December 31, 2003, the Company's net cash position increased by $11,375 to $64,702. Although the Company generated $1,091,318 from financing activities, the Company's operating and investing activities used net cash of $999,761 and $80,182, respectively.  These activities contributed to a net working capital deficit as of December 31, 2003 of $151,295.

Net cash used in operating activities for the fiscal year ended December 31, 2003 was $999,761, an increase of $158,374 from the $841,387 used in operating activities for the fiscal year ended December 31, 2002, mainly due to the increase in net loss for 2003.

The Company's investing activities consisted of the purchase of computer equipment and costs incurred for web site development. Net cash used for investment activities decreased $72,212 to $80,182 from the $152,394 reported for 2002 due to decreased capitalized web site development costs as offset partially by increased purchases of property and equipment.

The Company's financing activities include proceeds from the exercise of warrants to purchase common stock, issuance of convertible notes payable, and principal payments on capital leases.  Net cash provided by financing activities for the fiscal year ended December 31, 2003 was $1,091,318, and included proceeds of $1,132,000 from stockholder loans and principal payments on capital leases of $40,682. Net cash provided by financing activities for the fiscal year ended December 31, 2002 was $1,007,787, and included proceeds of $1,110,000 and $2,129 from stockholder loans and warrant exercises, respectively, and principal payments on capital leases of $104,342.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. Because we will continue to need working capital to fund the growth of our business, we expect to continue to experience negative operating and investing cash flows for at least the first part of 2004. As of the date of this annual report on Form 10-KSB, our available cash resources are insufficient to meet our anticipated working capital and capital expenditure requirements through December 31, 2004.  Accordingly, we believe we will require up to approximately $500,000 in new financing during 2004 to support our operations until we begin to operate profitably.  In our opinion, together with our current revenue stream, we have sufficient cash to operate at adequate staffing levels through May 2004.

While we strongly believe that sustainable profitability is achievable during 2004 and we intend to continue our strategy of increasing sales to more profitable clients while attempting to reduce variable costs of sales and overhead, we have a history of losses, have never been profitable, and may never achieve profitability.  Should we achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

Between November 2000 and at least June 2004, our operating shortfalls have been, and are expected to be, funded by one shareholder, an affiliate, to whom the Company presently owes $2,077,000 in principal and $423,881 in interest through February 29, 2004. Assuming that this shareholder continues to fund our operations, we will be able to sustain operations at current levels. However, this shareholder has no obligation to continue to fund our operating shortfalls and could stop doing so at any time.  We may be required to alter the terms of the convertible promissory notes held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. We have advised that we will need to raise additional capital in the future to meet our operating and investing cash requirements. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable the Company to achieve and maintain profitable operations. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain our operations.  If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership.

From inception through December 31, 2003, we generated revenue of approximately $5,560,000.  However, we have incurred total expenses of approximately $15,747,000 during that same period. We have incurred net losses each year since our inception. As of December 31, 2003, we had an accumulated deficit of $11,970,555.  To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from shareholder borrowings, supplemented by revenues from sales of our services. From inception to February 29, 2004, the Company has received approximately $8,253,000 from the sale of common stock and convertible notes, $2,039,245 of which were converted into shares of common stock on May 15, 2002.

The Independent Auditors' Report on our December 31, 2003 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT DEVELOPMENTS

Debt Financing

During January and February, 2004, the Company issued $140,000 in secured convertible promissory notes for cash. The notes were issued to a related party, C. Alan and Joan P. Williams, and bear interest at 10 percent per annum.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the notes are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the notes are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share (which was below the fair market value on the date of issuance) or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.

On February 17, 2004, the Company issued a $1,700,000 secured convertible promissory note for cash.  The note was issued to a related party, C. Alan and Joan P. Williams, and bears interest at 10 percent per annum.  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. If the Company is acquired, the principal and accrued interest on the note are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the note are convertible into shares of the Company's common stock at a conversion price equal to eighty five percent of average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  As an inducement for Mr. and Mrs. Williams to provide the loan, the Company agreed to issue them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share until February 17, 2009.  There is no beneficial conversion feature associated with this promissory note.  In connection with the issuance of the detachable warrant, the company will record a debt discount of approximately $400,000.  The Company will amortize the discount using the effective interest method through October 31, 2007.  In the event that the related debenture is converted to shares of the Company's common stock, the Company will immediately eliminate the corresponding unamortized debt discount against equity.

Acquisition of Tailored Business Systems, Inc.

On February 17, 2004, the Company purchased 100% of the issued and outstanding capital stock of Tailored Business Systems, Inc. ("TBS"), from Stephen A. Garner and James L. Campbell, who currently serve as significant employees of TBS.

The Company purchased TBS with $1,500,000 in cash, convertible secured promissory notes totaling $600,000, and 11,000,000 restricted shares of the Company's common stock.   Payment of 4,400,000 (or 40%) of the shares was made at the closing, and payment of 6,600,000 (or 60%) of the shares is contingent upon TBS meeting certain net revenue goals in each of the first three fiscal years following the closing and, therefore, will take place over a three year period.   The Company's common stock was valued at $0.10 per share, the average closing bid price of the Company's common stock for the thirty day period ending February 16, 2004.

The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of TBS from the proceeds of a $1.7 million convertible secured promissory note offering subscribed to by Mr. and Mrs. Williams.

The terms of the purchase were the result of arms-length negotiations.  Neither of the TBS shareholders was previously affiliated with the Company.

As of the date of this annual report on Form 10-KSB, the Company, in connection with the acquisition of TBS, has incurred approximately $60,000 in consulting expenses to an unrelated third party (paid during February 2004 in a combination of cash and common stock), $76,000 in compensation to an employee (paid during February 2004 in a combination of cash and common stock) and $53,000 in other acquisition-related costs including, but not limited to, expenses incurred for legal, accounting, and travel.

The following estimate is a forward-looking statement that involves risks and uncertainties.  Based on current forecasts, we anticipate that TBS will operate profitably and will generate modest positive cash flows for the remainder of 2004.    However, there is no assurance that TBS will achieve, sustain or increase profitability on a recurring basis, or at all.

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

Many of our competitors will have, and potential competitors may have, more experience developing software and matching solutions, larger technical staffs, larger customer bases, greater brand recognition, and greater financial and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, achieve greater customer acceptance or have significantly improved functionality as compared to our existing and future products and services. There is a risk that the business-to-business electronic commerce solutions offered by our competitors now or in the future will be perceived as superior to ours.

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

 Our acquisition of Tailored Business Systems, Inc. and Potential Future Acquisitions Involve a Number of Risks

Our acquisition of Tailored Business Systems, Inc. and potential future acquisitions involve risks associated with assimilating these operations into our Company; integrating, retaining and motivating key personnel; and integrating and managing geographically-dispersed operations, integrating the infrastructures of disparate entities.  Additionally, the acquisition of TBS and future acquisitions could divert attention from other business concerns and could expose us to unforeseen liabilities.  We relied on debt financing to purchase TBS and to fund our operating shortfalls.  Consequently our debt-to-equity ratio is high. The interest costs associated with this debt will increase our operating expenses and negative cash flow.

The number of our authorized shares may not be sufficient to settle all open stock-based contracts.

 After the debt financing and acquisition of TBS (see discussions above) subsequent to the year ended December 31, 2003, the Company might potentially not have sufficient authorized shares available to settle its open stock-based contracts. The number of shares required to settle these contracts at any particular date can vary considerably based on several factors including the market price of the Company's common stock, grants, expirations and cancellations of employee incentive compensation, and issuance, conversion, and retirement of convertible debentures.  The Company's management intends to seek an approval to increase the number of shares authorized based on their preliminary discussions with its majority shareholder. If the approval is not received and the Company does not increase its authorized shares, the Company will account for its freestanding derivative financial instruments potentially settled in its own common stock under Emerging Issues Task Force ("EITF") Issue No. 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock.  This accounting treatment would require that the Company record a liability in its financial statements equal to the estimated cash settlement value of all the stock-based contracts for which sufficient authorized shares are not available for settlement.  This change, if required, is not anticipated to have an immediate material impact on the Company's financial position or operating results.

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

Our business could be adversely affected if we infringe on intellectual property rights of third parties.

Litigation regarding intellectual property rights is common in the software and technology industries. We have in the past received letters alleging that we are infringing the intellectual property rights of AudioFax. We do not believe the proprietary nature of the AudioFax software is critical to our current or future market competiveness. Several providers of fax service software have patent license agreements with AudioFax, and it is our understanding that our use of these other fax software platforms would indemnify us from any infringement of AudioFax patents. We currently plan to migrate to a fax software platform that is compatible with current technology, has existing license agreements with AudioFax, and will indemnify us from infringement of AudioFax patents. This migration is subject to the Company's ability to obtain the additional capital needed for the license fees for the other fax software platforms. We may in the future be the subjects of claims for infringement, invalidity, or indemnification claims based on such claims of other parties' proprietary rights. These claims, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, or require us to enter into royalty or licensing agreements. There is a risk that such licenses would not be available on reasonable terms, or at all. Although we believe we have the ability to use our intellectual property to operate, market, and license our existing products without incurring liability to third parties, there is a risk that our products and services infringe the intellectual property rights of third parties.

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

One shareholder and his wife own 18,351,502 shares, or approximately 52%, of the outstanding shares of our common stock as of February 28, 2004.  These individuals have the ability to elect our entire board of directors and to approve or disapprove all other matters requiring the vote of shareholders.

Our officers and directors may be able to influence stockholder actions.

Executive officers and directors, in the aggregate, beneficially own approximately 10% of our outstanding voting stock. These stockholders acting together may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, and the approval of mergers or other business combination transactions in a manner that could conflict with our other stockholders.

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

As of December 31, 2003, the Company had 31,135,525 shares of its Common Stock issued and outstanding, approximately 26,000,000 of which are "restricted securities". Rule 144 of the Commission provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of the Company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning the Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of the Common Stock.

Outstanding options could affect the market price of our common stock.

As of December 31, 2003, there were outstanding stock options to purchase an aggregate of 13,250,591 shares of Common Stock at exercise prices ranging between of $0.10 per share and $2.50 per share.  The exercise of such outstanding options will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

Our stock price will fluctuate which could result in substantial losses for investors

The market price for our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

-	Quarterly variations in operating results;
-	Changes in financial estimates by securities analysts;
-	Announcements by us or our competitors of new products, significant contracts, acquisitions, or strategic relationships;
-	Disputes concerning our patents or proprietary rights;
-	Publicity about our company, our products, or our competitors;
-	Publicity regarding actual or potential medical results relating to products under development by us or our competitors;
-	Additions or departures of key personnel;
-	Any future sales of our common stock or other securities; and
-	Stock market price and volume fluctuations of publicly-traded companies.
-	Business combination transactions

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

NEW ACCOUNTING PRONOUNCEMENTS

In May 2003, the Financial Accounting Standards Board ("FASB") issued SFAS No. 150, Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity. SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity.  It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).  SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003.  It is to be implemented by reporting the cumulative effect of a change in an accounting principle for financial instruments created before the issuance date of SFAS No. 150 and still existing at the beginning of the interim period of adoption.  Restatement is not permitted. The adoption of SFAS No. 150 did not have a material impact on the Company's financial position, cash flows or results of operations

ITEM 7.  FINANCIAL STATEMENTS

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

ITEM 8A - CONTROLS AND PROCEDURES

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES OF THE COMPANY

The following table sets forth certain information with respect to each person who is a director, executive officer, or significant employee of the Company or its subsidiary as of February 29, 2004.

Name	Age	Position
---------------------------	------	--------------------------------------------------------

J. Thomas Zender	64	Chairman of the Board, Corporate Secretary

K. Mason Conner	47	President, Chief Executive Officer, Director

H. Jay Hill	64	Executive Vice President of Corporate Development, Director

Michael A. Richard	35	Chief Financial Officer

Stephen A. Garner	49	General Manager of Tailored Business Systems, Inc.

James L. Campbell	47	Financial Director of Tailored Business Systems, Inc.

Executive officers are appointed by the Board of Directors and serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. The term of the current directors continues until the next annual meeting of shareholders to be held in 2004. Mr. Zender has been a director since August 1997, Mr. Hill since October 1997, and Mr. Conner since October 1998.

BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS, DIRECTORS AND SIGNIFICANT EMPLOYEES

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

K. Mason Conner joined the Company as Vice-President of Sales in 1997 and has been President and a Board Member, since 1998, Acting Vice-President of Sales between 1998 and 2002, and Chief Executive Officer since 1999.   Mr. Conner is also a Director and the President of  Tailored Business Systems, Inc. ("TBS"), which became a wholly owned subsidiary of the Company on February 17, 2004.  He has 27 years in sales and business management experience, including 19 years of direct and channel sales experience in the voice and data communications products and services industry. In the early 1980's he was involved in the application of Internet Protocol technologies with the military. In the late 1980s and early 1990s he was a principal strategist for an international initiative to transform K-12 education through the use of the Internet. He was a lead consultant with LTS for the electronic vulnerability threat assessment of the Los Angeles Airport Department after the "UnaBomber" threat. He has held senior sales management positions with Banyan Systems, Doelz Networks, and Timeplex. During the five years prior to joining the Company, Mr. Conner was Director of Sales at Telecom Multimedia Systems from 1996 to 1997, Vice President of Sales at Lo Tiro-Sapere from 1995 to 1996, and Vice President of Sales at Digital Network Architectures from 1991 to 1995.

H. Jay Hill has been a director since 1997 and became the Executive Vice President of Corporate Development in May of 2003.  Mr Hill is also a Vice President of TBS.  For the last 20 years, he has primarily been a senior executive in turnaround situations in information technology and telecommunication companies. From November 2000 to May of 2003, Mr. Hill was CEO, President and a Director of LightPort Advisors, Inc, a private Internet service provider for the financial services market.  He has held similar positions with Unitron Medical Communications, Inc. (d/b/a Moon Communications) (1999-2000) and Amnet Corporation (Netlink) (1989-1994), and has held senior sales and marketing management positions with SunCoast Environmental Controls (1996-1999), Technology Research Corporation (1994-1996), Harris Corporation, Doelz Networks, Paradyne/AT&T, and Inforex.  His primary background in sales and marketing commenced with Philadelphia Electric Company and IBM.  During 1999, Moon Communications, which was then a subsidiary of Sabratek Corp., filed for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of Sabratek.

Michael A. Richard joined the Company in February 2001 and is the Chief Financial Officer.  Mr. Richard is also a Director and the Secretary of TBS.  Mr. Richard has over 13 years of diverse management and public corporate reporting experience for start-up and early stage ventures.  From 1999-2000 he served as V.P. Controller for The BigHub.com, Inc., a public new media company providing unique content, private label search engine, e-commerce solutions, and controlling a direct mail operation.  From 1995-1999, Mr. Richard served first as Controller and then as Vice President, Accounting (principal accounting officer), and finally as a Director of PortaCom Wireless, Inc., a public developer and operator of companies with contracts to provide wireless telecommunication services in China and other emerging markets.

Stephen L. Garner is the General Manager of TBS.  From 1988 through the date of the acquisition, Mr. Garner served as the President of TBS.  Mr. Garner has over 25 years experience in Information Technology.  Mr. Garner holds/obtained a BS in Mathematics from Georgia Southern University in 1978. Mr. Garner is also a Certified IBM Technical Solutions Provider.

James M. Campbell is the Financial Director of TBS.   From 1988 through the date of the acquisition, Mr. Campbell served as the Secretary-Treasurer of TBS.  Mr. Campbell has over 25 years of experience in the design and implementation of system software.  Mr. Campbell obtained a BBA in Accounting from Georgia Southern University in 1978 and is a Certified Public Accountant.

BOARD OF DIRECTORS

The Company's Bylaws fix the size of the Board of Directors at no fewer than three and no more than five members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. We currently have three directors, all of whom were elected to their current terms on December 4, 2002.  The Company currently has no Audit, Compensation or Nominating Committees.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid or accrued by the Company for the fiscal years ended December 31, 2003 and 2002 to or for the account of the President and Chief Executive Officer. No other executive officer or director of the Company received benefits or annual salary and bonus of $100,000 or more during the stated period. Accordingly, the summary compensation table does not include compensation of other executive officers.

-----------------------------------------------------------------------------------------------------------------------------
	ANNUAL COMPENSATION			LONG-TERM COMPENSATION
-----------------------	------------------------------------			-----------------------------------------
Name & Principal	Salary	Bonus	Other	Stock options	LTIP Payouts	Other
Position	($)	($)	($)	(#)	($)	($)
-----------------------	------------	--------	------------	-----------------	-----------------	-------
Fiscal 2003
-----------------------
Mason Conner
President, CEO	$111,667	--	--	--	--	--
-----------------------
Fiscal 2002
-----------------------
Mason Conner
President, CEO	$105,000	--	--	1,719,658	--	--
-----------------------------------------------------------------------------------------------------------------------------

EMPLOYMENT AND OTHER AGREEMENTS

The Company has a written employment agreement with Mason Conner dated September 3, 1999, which sets forth the terms and provisions of his employment as President and Chief Executive Officer. Under the agreement, Mr. Conner is to be paid a base salary of $105,000 per year effective July 1, 1999, and has options to purchase 500,000 shares of the Company's common stock at $0.25 per share which vest over five years from his start date of September 15, 1997 and expire September 15, 2007, and options to purchase 100,000 shares of our common stock at $0.25 per share which vested May 31, 1999 and expire May 31, 2009.   On August 4, 2000, the Company granted Mr. Conner options to purchase 31,138 shares (which represents 4% of all options issued to employees in 2000) of our common stock at $2.50 per share, which vest over five years from the date of grant and expire August 4, 2010.  On October 1, 2001, the Company granted Mr. Conner options to purchase 34,536 shares (which represented 8% of all options issued to employees in 2001) of our common stock at $2.50 per share, which vest over five years from the date of grant and expire October 1, 2011.  On January 30, 2002, the Company granted Mr. Conner options to purchase 1,719,658 shares (which represented 24% of all options issued to employees in 2002) of our common stock at $0.1875 per share, which vest over two years from the date of grant and expire January 30, 2012.  Effective September 1, 2003, the Company's board of directors increased Mr. Conner's base salary to $125,000 per year.

OPTION GRANTS IN FISCAL 2003

The Company did not grant any stock options or stock appreciation rights to its chief executive officer during the fiscal year ended December 31, 2003.

FISCAL YEAR END OPTION VALUES AND EXERCISES

The following table provides information with respect to the year-end value of unexercised stock options for each of the executive officers named in the summary executive compensation table. The dollar values of unexercised options are calculated by determining the difference between the fair market value at fiscal year end of the common stock underlying the options and the exercise price of the options. The fair market value is $0.10 per share, the per share price of our common stock on the OTCBB on December 31, 2003. No stock options were exercised during the fiscal years ended December 31, 2003 and 2002.

---------------------------------------------------------------------------------------------------
	Number of Securities Underlying	Value of Unexercised
	Unexercised Options at FYE	In-the-Money Options at FYE
Name	Exercisable / Un-exercisable	Exercisable / Un-exercisable
-------------------	------------------------------------	------------------------------------
Mason Conner	2,352,155 / 33,177	$0 / $0
----------------------------------------------------------------------------------------------------

STOCK OPTIONS

Effective January 30, 2002, the Board of Directors of the Company adopted an equity incentive plan (the "2002 Plan") that authorizes the issuance of options to acquire up to 6,226,258 shares of common stock to employees and certain outside consultants.   On November 25, 2002, the Board of Directors of the Company increased the number of shares reserved for issuance pursuant to the 2002 Plan to 11,634,584 shares.  On November 27, 2002, the stockholders of the Company approved the 2002 Plan and the number of shares reserved for issuance pursuant to the 2002 Plan.  The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.  The number of options under the 2002 Plan available for grant at December 31, 2003 was 1,448,830.

Options to purchase 3,710,000 shares of the Company's common stock under the 2002 Plan at per share prices ranging from $0.10 to $0.1875 (above or at the fair market value on the dates of grant) were issued to employees during the year ended December 31, 2003, vesting on various dates from the date of grant through December 2008.

Options to purchase 833,030 shares of the Company's common stock under the 2002 Plan at $0.1875 per share (above or at the fair market value on the dates of grant) that were issued in 2002 were modified as to vesting and expiration date during 2003 in connection with the retirement of employees.

Options to purchase 50,000 shares at $0.10 (the fair market value on the date of grant) were granted to a non-employee consultant during the year ended December 31, 2003.  These options vested on February 28, 2004.

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

Options to purchase 555,555 shares of the Company's common stock at $0.18 per share (which was below the fair market value on the date of grant), vesting immediately, were issued to a non-employee in consideration for legal services during the year ended December 31, 2002.

During 1997, the Board of Directors of the Company adopted a stock option plan (the "1997 Plan") that authorizes the issuance of options to acquire up to 5,000,000 shares of common stock to employees and certain outside consultants.  The 1997 Plan allows for the issuance of either non-qualified or incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 1997 Plan, the exercise price of each option shall not be less than 85 percent of fair market value on the date the option is granted.  The number of options under the 1997 Plan available for grant at December 31, 2003 and 2002 were 1,935,163 and 1,835,554, respectively.

During the year ended December 31, 2001, stock options to purchase 35,000 shares at $2.50 were granted to a non-employee consultant.  These options vest one year from the date of grant.

1,374,609 and 419,303 options under the 2002 or 1997 Plan were cancelled during the years ended December 31, 2003 and 2002, respectively due to their expiration or the termination of employment.

BOARD OF DIRECTOR COMPENSATION

Members of our board of directors receive no cash compensation for services as a director or for attendance at or participation in meetings. Directors receive options to purchase common stock as compensation for services as a director. In past years, directors have received options to purchase the Company's common stock in consideration for services as a director. There has been no determination made as to the number and exercise price of options, if any,  that will be issued to our directors for service during terms following the term that expired on October 5, 2001.  Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending meetings. All directors have options to purchase shares of the Company's Common Stock as set forth in the table in Item 11 of this Annual Report on Form 10-KSB. The Company has no other arrangements regarding compensation for services as a director.

AUDIT COMMITTEE AND AUDIT COMMITTEE FINANCIAL EXPERT

Because our board of directors is comprised of only three members, none of which are considered to be independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), we have determined that it is impractical to form an audit committee of the board of directors.  The entire board of directors of the Company acts as the audit committee as specified in section 3(a)(58)(B) of the Exchange Act.  In addition, we do not have an audit committee financial expert as defined by Item 401(e) of Regulation S-B of the Exchange Act at this time because we believe that we are not in a position to attract suitable candidates due to insufficient capital resources.  In addition, we are not required by the OCTBB to have either an audit committee or an audit committee financial expert.

CODE OF ETHICS

The Company has adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to this Annual Report on Form 10-KSB and will be posted on the Company's Internet website (www.villageedocs.com).  Any amendments or waivers to this Code of Ethics with respect to the Company's principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) will be posted on our web site. One may also obtain, without charge, a copy of this Code of Ethics by contacting the Company's Investor Relations Department at (714) 368-8705.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's Common Stock owned as of February 29, 2004 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company (the only executive officer of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2003 exceeded $100,000), and (iv) directors, executive officers, and significant employees as a group:

---------------------------------------------------------------------------------------------------
Name of Beneficial	Amount and Nature of	Percent
Owner (1)	Beneficial Ownership (2)	of Class (3) (4)
--------------------------------------	-------------------------------	---------------------
James Townsend (5)	10,508,128	11.5

C. Alan Williams (6)	62,945,753	68.7

K. Mason Conner (7)	2,352,155	2.6

J. Thomas Zender (8)	930,027	1.0

H. Jay Hill (9)	1,007,027	1.0

All directors, executive officers,
and significant employees as a
group (6 persons)	8,953,376	9.8
-----------------------------------------------------------------------------------------------------

(1)  The address of each individual is in care of the Company.

(2)  Represents sole voting and investment power unless otherwise indicated.

(3)  Based on approximately 35,535,353 shares of the Company's Common Stock outstanding at February 29, 2004, plus, as to each person listed, that  portion of Company Common Stock subject to outstanding options, warrants, and convertible debt which may be exercised or converted by such person, and as to all directors and executive officers as a group, unissued shares of  Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options or  warrants, or conversion of convertible debt within the next  60 days.

(4)  Excludes 8,968,157 shares reserved for issuance under outstanding options and warrants.

(5)  Includes warrants to acquire 49,256 shares of Common Stock at $2.50 per share, debt convertible to 7,073,826 shares of Common Stock at $0.10 per share, options to acquire 32,497 shares of Common Stock at $2.50 per share, and options to purchase 67,864 shares of Common Stock at $0.1875 per share.

(6)  Includes $4,128,063 of debt convertible to 44,594,251 shares of Common Stock at $0.07 to $2.50 per share.

(7)  Includes options to acquire 600,000 shares of Common Stock at $0.25 per share, options to acquire 32,497shares at $2.50 per share, and options to acquire 1,719,658 shares at $0.1875 per share.

(8) Includes options to acquire 290,000 shares of Common Stock at $0.20 per share, options to acquire 32,497 shares at $2.50 per share, and options to acquire 367,530 shares at $0.1875 per share.

(9) Includes options to acquire 200,000 shares of Common Stock at $0.20 per share, options to acquire 32,497 shares at $2.50 per share, options to acquire 274,530 shares at $0.1875 per share, and options to acquire 375,000 shares at $0.10 per share.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2003, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
	---------------------------	------------------------	--------------------------
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
--------------------------------------	----------------------------	------------------------	--------------------------
Equity compensation plans
approved by security holders	13,250,591	$0.37	3,383,993

Equity compensation plans not
approved by security holders	89,275	$1.83	--
	----------------------	----------------	--------------------
Total	13,339,866	$0.37	3,383,993

For a complete description of the Company's equity compensation plans, please refer to Note 6 of our audited financial statements as of December 31, 2003, which are filed as Exhibit 99.1 hereto.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the years ended December 31, 2003 and 2002, the Company borrowed $1,132,000 and $1,110,000, respectively, from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum.  Mr. and Mrs. Williams own approximately 52% of the issued and outstanding common stock of the Company.  At December 31, 2003, and 2002, the outstanding principal balance of convertible secured promissory notes payable (the "Notes") to Mr. and Mrs. Williams was $1,882,000, and $750,000, respectively.  The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  The principal and accrued interest on $530,000 of these convertible promissory notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  The principal and accrued interest on $1,352,000 of these convertible promissory notes issued between October 30, 2002 and December 31, 2003 are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share (below the fair market value on the date of issuance) or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.

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

On May 15, 2002, Mr. and Mrs. Williams acquired 15,686,502 shares of the restricted common stock of the Company by exercising their conversion rights with respect to $2,039,245 in convertible promissory notes payable by the Company, at a conversion price of $0.13 per share, the average of the Company's common stock closing bid price on the OTCBB for the ten (10) consecutive trading days prior to May 15, 2002.

On July 15, 2002, the Company entered into a Promissory Note Modification Agreement with James Townsend (who owns approximately 9% of the issued and outstanding common stock of the Company and who is a former Director of the Company) with respect to $507,747 in convertible promissory notes issued through January 12, 2001 and due between June 2002 and October 2003 (the "Townsend Notes").  Pursuant to this agreement, the Townsend Notes were modified and now include the following terms:  the principal and accrued interest on the Notes, as modified, are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible at any time into shares of the Company's common stock at a conversion price equal to the lower of $0.10 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Townsend delivers written notice of his conversion election to the Company.  In addition, the agreement grants to Mr. Townsend piggyback registration rights with respect to all previously unregistered shares of the Company's common stock held by him, whether issued for cash or for conversion of the Notes, as modified.

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
2.1

Agreement and Plan of Merger dated January 31, 2004 by and among VillageEDOCS, VillageEDOCS Merger Sub, Inc., Tailored Business Systems, Inc., Stephen A. Garner, and James L. Campbell previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

3.1	Articles of Incorporation, as amended ***
3.2	By-laws ***
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

4.9

Promissory Note to Stephen A. Garner dated February 17, 2004 previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

4.10

Promissory Note to James L. Campbell dated February 17, 2004 previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

Continued.
4.11

 Guaranty by Tailored Business Systems, Inc. to Stephen A. Garner dated February 17, 2004 previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

4.12

 Guaranty by Tailored Business Systems, Inc. to James L. Campbell dated February 17, 2004 previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

4.13

 Form of Security Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner previously filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

4.14

 Form of Security Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

4.15

 Registration Rights Agreement dated February 17, 2004 by and between VillageEDOCS and Stephen A. Garner previously filed as Exhibit 4.7 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

4.16

 Registration Rights Agreement dated February 17, 2004 by and between VillageEDOCS and James L. Campbell previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

4.17

 Form of Stock Pledge Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner  previously filed as Exhibit 4.9 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

4.18

 Form of Stock Pledge Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell  previously filed as Exhibit 4.10 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

10.1

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

10.3

Debt settlement agreement dated January 28, 2003 by and between the Company and James R. Spoerl.  Previously filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003.

10.4

 Employment Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

10.5

 Employment Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

Continued.
10.6

 General Release and Noncompetition Agreement dated February 17, 2004 by Stephen A. Garner in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

10.7

 General Release and Noncompetition Agreement dated February 17, 2004 by James L. Campbell in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

10.8

 Lease Agreement dated February 17, 2004 by and between Perimeter Center Partners and Tailored Business Systems, Inc. previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

14.1	Code of Ethics.*
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 29, 2004 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 29, 2004 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 29, 2004 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 29, 2004 by Michael A. Richard, Chief Financial Officer.**
99.1	VillageEDOCS Financial Statements For The Fiscal Years Ended December 31, 2003 and 2002 and Independent Auditors' Report.*

*              Filed herewith.

**           Furnished herewith.

***         Filed with the Form 10-SB filed by VillageEDOCS on August 29, 2000.

(b)                 Reports on Form 8-K

None.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

 The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2003 and 2002 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, (iii) services rendered in connection with tax compliance, tax advice, and tax planning, and (iv) all other fees for services rendered.  "Audit Related Fees" consisted of consulting regarding accounting issues.  "All Other Fees" consisted of fees related to the issuance of a consent for our S-8 Registration Statement filed with the Securities and Exchange Commission on January 29, 2003.

		2003	2002
		-------------------------	-----------------------------
(i)	Audit Fees	$ 55,117	$ 36,310
(ii)	Audit Related Fees	3,713	3,695
(iii)	Tax Fees	3,110	1,230
(iv)	All Other Fees	0	0
		---------------------	--------------------------
	Total	$ 61,940	$ 41,235
		==============	=================

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VillageEDOCS
(Registrant)

VillageEDOCS

By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer and
Principal Accounting Officer

Date: March 29, 2004

                Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ K. Mason Conner		March 29, 2004
-------------------------------------------		-------------------------------------
K. Mason Conner	Director,
Chief Executive Officer

/s/ Michael A. Richard		March 29, 2004
-------------------------------------------		-------------------------------------
Michael A. Richard	Chief Financial Officer,
Principal Accounting Officer

/s/ J. Thomas Zender		March 29, 2004
-------------------------------------------		-------------------------------------
J. Thomas Zender	Director,
Chairman of the Board

/s/ H. Jay Hill		March 29, 2004
-------------------------------------------	Executive Vice President,	-------------------------------------
H. Jay Hill	Director