Form 10QSB
period 2004-03-31
VILLAGEEDOCS INC
filed 2004-05-17
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

There were 35,911,544  shares of the Registrant's common stock outstanding as of April 30, 2004.

Transitional Small Business Format (check one)	YES		NO	X
		---		---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act

YES		NO	X
	---		---

VillageEDOCS

VillageEDOCS and subsidiary
Consolidated Balance Sheet
(Unaudited)
March 31,
2004
--------------------------

ASSETS
Current assets:
Cash	$ 375,302
Accounts receivable, net of allowance for doubtful
accounts of $32,000	373,394
Inventory	8,889
Other current assets	57,234
--------------------------
Total current assets	814,819

Property and equipment, net	374,576
Web site development costs, net	34,236
Other assets	6,888
Goodwill	2,547,077
--------------------------
$ 3,777,596
===============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 219,400
Accrued expenses	537,297
Current portion of notes payable to related parties	140,000
Current portion of capital lease obligations	10,666
--------------------------
Total current liabilities	907,363

Capital lease obligations, net of current portion	5,801
Notes payable	10,513
Convertible notes and accrued interest
payable to related parties, net of unamortized
debt discount of $413,663	5,148,702
--------------------------
Total liabilities	6,072,379
--------------------------
Commitments and contingencies

Stockholders' deficit:
Common stock, no par value:
Authorized -- 90,000,000 shares
Issued and outstanding -- 35,911,544 shares	7,447,883
Additional paid-in capital	2,489,806
Accumulated deficit	(12,232,472)
--------------------------
Total stockholders' deficit	(2,294,783)
--------------------------
$ 3,777,596
===============

See accompanying notes to unaudited consolidated financial statements.

VillageEDOCS and subsidiary
Consolidated Statements of Operations
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
	2004	2003
	---------------------------	---------------------------
Net sales	$ 915,445	$ 438,790
Cost of sales	344,293	213,198
	---------------------	---------------------
Gross profit	571,152	225,592
	---------------------	---------------------
Operating expenses:
Product and technology
development	91,073	136,294
Sales and marketing	167,754	202,225
General and administrative	418,807	266,258
Depreciation and amortization	41,001	33,853
	---------------------	---------------------
Total operating expenses	718,635	638,630
	---------------------	---------------------
Loss from operations	(147,483)	(413,038)

Interest expense	(105,276)	(294,285)
	---------------------	---------------------
Loss before provision for
income taxes	(252,759)	(707,323)

Provision for income taxes	9,158	800
	---------------------	---------------------
Net loss	$ (261,917)	$ (708,123)
	=============	=============

Basic and diluted loss available to
common stockholders per common
share	$ (0.01)	$ (0.02)
	=============	=============

Weighted average shares outstanding -
basic and diluted	33,543,178	30,498,583
	=============	=============

See accompanying notes to unaudited consolidated financial statements.

VillageEDOCS and subsidiary
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2004 and 2003
(Unaudited)
	2004	2003
	------------------------	------------------------
Cash Flows from Operating Activities:
Net loss	$ (261,917)	$ (708,123)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	41,001	33,853
Estimated fair market value of stock options issued
to employees and non-employees for services rendered	5,310	-
Common stock issued to employees and
non-employees for services rendered	-	116,217
Imputed interest expense on convertible debentures	13,861	256,964
Provision for doubtful accounts receivable	-	5,852
Common stock issued for settlement of debt	-	24,000
Changes in operating assets and liabilities, net of acquisition:
Accounts receivable	130,587	(46,904)
Inventories	9,657	-
Other assets	(57,052)	(42,700)
Accounts payable	(1,223)	14,616
Accrued expenses and other	108,482	73,290
	------------------------	------------------------
Net cash used in operating activities	(11,294)	(272,935)
	------------------------	------------------------
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,608)	(37,580)
Cash paid for acquisition of TBS	(1,500,000)	-
Cash acquired from acquisition of TBS	70,631	-
Costs incurred for purchase of TBS	(136,029)	-
	------------------------	------------------------
Net cash used in investing activities	(1,570,006)	(37,580)
	------------------------	------------------------
Cash Flows from Financing Activities:
Proceeds from convertible notes payable to related parties	1,895,000	317,000
Principal payments under capital leases	(2,551)	(20,037)
Payment on notes payable	(789)	-
Proceeds from exercise of warrants	240	-
	------------------------	------------------------
Net cash provided by financing activities	1,891,900	296,963
	------------------------	------------------------
Net change in cash	310,600	(13,552)

Cash, beginning of period	64,702	53,327
	------------------------	------------------------
Cash, end of period	$ 375,302	$ 39,775
	==============	==============
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 1,546	$ 333
	==============	==============
Income taxes	$ 800	$ 800
	==============	==============
continued.

Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock as acquisition cost	$35,200
============
Issuance of notes payable in acquisition	$2,100,000
============
Goodwill generated in acquisition	$(2,547,200)
============
Issuance of common stock in acquisition	$440,000
============
Debt assumed in acquisition	$151,302
============
Debt discount in issuance of convertible notes payable to related party	$427,524
============

See accompanying notes to unaudited consolidated financial statements.

VillageEDOCS

Notes to Unaudited Consolidated Financial Statements - March 31, 2004

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.          Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the financial statements included herein.  The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and note disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the financial statements have been included and were of a normal recurring nature, and the accompanying financial statements present fairly the financial position as of March 31, 2004, and the results of operations and cash flows for the three months ended March 31, 2004 and 2003.

It is suggested that these unaudited financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.  The interim results are not necessarily indicative of the results for a full year.

2.          Background, Organization and Basis of Presentation

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company develops and markets internet-enabled fax services to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  The unaudited consolidated financial statements include the accounts of the Company and TBS, its wholly owned subsidiary, since February 17, 2004.   All significant inter-company transactions and balances have been eliminated in consolidation.

3.          Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and has incurred significant losses from operations in each year since inception.  The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand both its internet-enabled fax service business and its government billing and accounting hardware, software and services business.

The Company's success is dependent upon numerous items, certain of which are the successful growth of revenues from its products and services, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company's current and future cost structure, and its success in obtaining financing for equipment and operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations.  These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing.  The failure of the Company to meet any of these conditions could have a materially adverse effect upon the Company and may force the Company to reduce or curtail operations. Although management strongly believes that its operations will begin generating profits during 2004, no assurance can be given that the Company can achieve or maintain profitable operations.

Until sufficient revenue levels are achieved, the Company will require additional financing to support its operations. Such sources of financing could include capital infusions, additional equity financing or debt offerings. Management plans to obtain convertible debt and equity financing from existing shareholders and equity financing from new shareholders during the remainder of 2004.  Management is actively pursuing both of these financing arrangements.  If the planned financings are obtained, the Company believes it will have adequate cash to sustain operations until it achieves sustained profitability.  There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

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

4.         Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information". SFAS No. 131 requires the Company to report information about segments of its business in its annual financial statements and requires it to report selected segment information in its quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's two reportable segments are managed separately based on fundamental differences in their operations. Since February 17, 2004, the Company has operated in the following two reportable segments:

(a)  Electronic document delivery services.

(b)  Government accounting products and services.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies (see Note 11).

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At March 31, 2004, the Company has recorded an allowance for doubtful accounts of approximately $32,000.  No single customer accounted for more than 10% of accounts receivable at March 31, 2004.  No single customer accounted for more than 10% of total sales for the three months ended March 31, 2004 and 2003.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, property and equipment and goodwill, and valuation of deferred tax assets.   Actual results could differ from those estimates.

Revenue Recognition

The Company's electronic document delivery service provides internet-enabled fax services to businesses and charges for these services on either a per-page delivered or per-minute used basis. Service revenues are recognized when the services are performed.   Government accounting products and services revenues are recognized at the time the product is shipped or the time the service is performed.  Revenue from prepaid annual maintenance contracts is recognized on a monthly basis throughout the term of each contract.

Risks and Uncertainties

The Company operates in highly competitive industries that are subject to intense competition, government regulation and rapid technological change.  The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an expanding business, including the potential risk of business failure.

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, 20,497,732 and 14,422,334 as of March 31, 2004 and 2003, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods ended March 31, 2004 and 2003.

Goodwill and Other Intangible Assets

The Company has adopted SFAS No. 142 "Goodwill and other Intangible Assets."  Under SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.  As of March 31, 2004, the Company has not yet determined the valuation date to perform an impairment test on goodwill.

Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values.  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At March 31, 2004, there is no impairment of the long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's services will continue, which could result in impairment of long-lived assets in the future.

Inventory

Inventory consists primarily of supplies, forms and envelopes and is stated at the lower of cost (using first-in, first-out method) or market.

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

At March 31, 2004, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations (see Note 8).  During the three months ended March 31, 2004 and 2003, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

Three Months Ended March 31,
	2004	2003

Net loss as reported	$ (261,917)	$ (708,123)

Deduct: Total stock-based employee compensation expense under APB 25
	--	--

Add: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(315,537)	(279,541)
	----------------	----------------

Pro forma net loss	$ (577,454)	$ (987,664)
	==========	==========
Basic and diluted loss per share - as reported
	$ (0.01)	$ (0.02)
	==========	==========
Basic and diluted loss per share - pro forma
	$ (0.02)	$ (0.03)
	==========	==========

Web Site Development Costs

During the three months ended March 31, 2004, the Company did not capitalize any costs related to the web site in accordance with the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs."  During each of the three months ended March 31, 2004 and 2003, the Company recorded amortization of web site development costs of $8,972.

Advertising

The Company expenses all advertising costs as incurred.  Advertising costs were $14,641 and $33,220 for the three months ended March 31, 2004 and 2003, respectively.

Warranty costs

Government accounting products and services offers a one year and a 90-day warranty period for customers after installation for certain services.  Management has determined that warranty claims are not material to the financial statements as of March 31, 2004.

5.             Acquisition of TBS

On February 17, 2004, the Company purchased 100% of the issued and outstanding capital stock of TBS from Stephen A. Garner and James L. Campbell.

The Company purchased TBS with $1.5 million in cash, convertible secured promissory notes totaling $600,000, and 11 million restricted shares of the Company's common stock.   Payment of 4,400,000 (or 40%) of the shares were made at the closing, and payment of 6,600,000 (or 60%) of the shares is contingent upon TBS meeting certain net revenue goals in each of the first three fiscal years following the closing and, therefore, will take place over a three-year period.   The Company's common stock was valued at $0.10 per share, the average closing bid price of the Company's common stock for the thirty-day period ended February 16, 2004.

The acquisition has been accounted for using the purchase method of accounting. The Company funded the cash portion of the purchase price of TBS with the proceeds of a $1.7 million convertible secured promissory note offering subscribed to by Mr. and Mrs. Williams (see Note 7).

The terms of the purchase were the result of arms-length negotiations.  Neither of the TBS shareholders was previously affiliated with VillageEDOCS.

The Company, in connection with the acquisition of TBS, has incurred approximately $60,000 in consulting expenses to an unrelated third party (paid during February 2004 in a combination of cash and 220,000 shares of common stock issued in March 2004 valued at $0.10 per share), $76,000 in compensation to an employee (paid, pursuant to his employment agreement and incremental to his base salary, during February 2004 in a combination of cash and 132,000 shares of common stock issued in March 2004 valued at $0.10 per share) and $53,149 in other acquisition-related costs including, but not limited to, expenses incurred for legal, accounting, and travel.

The purchase price has been determined as follows:

Cash	$ 1,500,000
Convertible secured promissory notes	600,000
Common stock (4,400,000 shares)	440,000
Acquisition costs (including (352,000 shares)	189,143
-------------------
$ 2,729,143
=============

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and liabilities of TBS as of February 17, 2004, the acquisition date:

Cash	$ 70,631
Accounts receivable	305,533
Inventories	18,546
Property and equipment	254,287
Accounts payable and accrued expenses	(315,629)
Notes payable	(151,302)
-----------------
Net assets	182,066

Goodwill and other intangible assets	2,547,077
-----------------
$ 2,729,143
==========

This allocation is preliminary and may be subject to change upon evaluation of the fair value of TBS's acquired assets and liabilities as of the acquisition date as well as the potential identification of certain intangible assets.  The Company is in the process of analyzing the components of the intangible assets it acquired and will determine the final purchase price allocation during 2004.

The unaudited pro forma combined historical results, as if TBS had been acquired January 1, 2003, are estimated as follows:

For the Three Months Ended
	March 31, 2004	March 31, 2003
	-------------------------------	----------------------------
Net sales	$ 1,476,731	$ 1,365,213
Net loss	$ (200,162)	$ (634,747)
Weighted average common
shares outstanding:
Basic and diluted	35,892,863	35,250,583
Loss per share:
Basic and diluted	$ (0.01)	$ (0.02)

Prior to the date of acquisition, TBS's fiscal year ended on October 31.  Accordingly, the unaudited pro forma information for the 2003 period has been prepared by combining the results of VillageEDOCS for the three months ended March 31, 2003 and the results of TBS for the three months ended January 31, 2003.

The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such a date, nor is it necessarily indicative of future operating results.

6.           Notes Payable

In connection with the acquisition of TBS, the Company assumed a promissory note in connection with a vehicle purchase.  This note is payable in monthly installments of $550, including interest, bears interest at 5.4%, is collateralized by a vehicle, and is due in  November 2005.  The outstanding principal balance of this note as of March 31, 2004 was $10,513.

7.           Notes Payable and Convertible Notes Payable to Related Parties

During the three months ended March 31, 2004, the Company borrowed $195,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").   The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.  The beneficial conversion feature totaling $103,714 and recorded as debt discount will be amortized over the term of the notes. The Company will immediately record the corresponding unamortized debt discount related to the beneficial conversion feature as interest expense when the related debenture is converted into shares of the Company's common stock.   The Company recorded a charge to interest expense in the accompanying statement of operations, related to amortization of debt discount, of $5,766 during the three months ended March 31, 2004.

On February 17, 2004, the Company issued a $1,700,000 secured convertible promissory note for cash.  The note was issued to a related party, C. Alan and Joan P. Williams, and bears interest at 10 percent per annum.  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the note are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the note are convertible into shares of the Company's common stock at a conversion price equal to eighty five percent of average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  As an inducement for Mr. and Mrs. Williams to provide the loan, the Company agreed to issue them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share until February 17, 2009.  There is no beneficial conversion feature associated with this promissory note.  In connection with the issuance of the detachable warrant, the Company recorded a debt discount of $323,810.  The Company will amortize the discount using the effective interest method through October 31, 2007.  In the event that the related debenture is converted to shares of the Company's common stock, the Company will immediately eliminate the corresponding unamortized debt discount against equity.  During the three months ended March 31, 2004, $8,095 of interest expense was recognized on the accompanying consolidated statements of operations pursuant to amortization of the debt discount.

In connection with the acquisition of TBS, the Company issued a $300,000 convertible promissory note to Stephen A. Garner and a $300,000 convertible promissory note to James L. Campbell (the "TBS Notes").  Each of the TBS Notes bears interest at 5 percent per annum and is due and payable in three equal annual installments of  $100,000, with the first installment due on February 17, 2005 and subsequent installments due on February 17, 2006 and February 17, 2007.  The TBS Notes are secured by a Stock Pledge Agreement and a Security Agreement.  In addition, Messrs. Garner and Campbell have the right to convert the unpaid principal balance of the TBS Notes into shares of the Company's common stock at the rate of 9.8 shares of Common Stock for each $1.00 of principal and interest to be converted.  Since the conversion price was based upon the fair market value of the Company's common stock on the date of issuance, there is no beneficial conversion feature associated with the TBS Notes.

In connection with the acquisition of TBS, the Company assumed promissory notes in the aggregate amount of $140,000 to Stephen A. Garner and James L. Campbell.  The notes bear interest at 8 percent per annum and are due and payable on December 31, 2004.

Total interest expense recognized on all the convertible notes payable (including accrued interest based on the stated interest rate) was $105,003 and $292,606 during the three months ended March 31, 2004 and 2003, respectively.  Total interest accrued and not paid on the convertible notes payable to related parties as of March 31, 2004 totaled $677,618 and is included in the accompanying consolidated balance sheet.

8.           Stockholders' Deficit

a.         Common Stock

On February 17, 2004, the Company issued 2,200,000 shares of restricted common stock to each of Stephen A. Garner and James L. Campbell in partial payment of the total purchase price for 100% of the common stock of TBS.  All 4,400,000 shares were valued at $0.10 per share, the fair market value of the Company's common stock on the date of acquisition.

On February 17, 2004 and in connection with the acquisition of TBS, the Company agreed to issue 132,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, pursuant to Mr. Hill's employment agreement.  The shares were valued at $0.10 per share, the fair market value on the date of the acquisition.  The shares were issued on March 11, 2004.

On February 17, 2004 and in connection with the acquisition of TBS, the Company agreed to issue 220,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.10 per share, the fair market value on the date of the acquisition.  The shares were issued on March 11, 2004.

On March 11, 2004, the Company issued 24,019 shares of restricted common stock for $240 in cash in connection with the exercise of a warrant.

b.         Stock Options

Effective January 30, 2002, the Board of Directors of the Company adopted an equity incentive plan (the "2002 Plan") that authorized the issuance of options to acquire up to 6,226,258 shares of common stock to employees and certain outside consultants.   On November 25, 2002, the Board of Directors of the Company increased the number of shares reserved for issuance pursuant to the 2002 Plan to 11,634,584 shares.  On November 27, 2002, the stockholders of the Company approved the 2002 Plan and the number of shares reserved for issuance pursuant to the 2002 Plan.  The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.  The number of options under the 2002 Plan available for grant at March 31, 2004 was 1,233,830.

Options to purchase 200,000 shares of the Company's common stock under the 2002 Plan at $0.18 per share (above or at the fair market value on the dates of grant), and 25,000 shares of the Company's common stock under the 2002 Plan at $0.19 per share (above or at the fair market value on the date of grant) were issued to employees during the three months ended March 31, 2004, vesting on various dates from the date of grant through March 2009.

Options to purchase 50,000 shares at $0.10 (the fair market value on the date of grant) were granted to a non-employee consultant during 2003.  These options vested on February 28, 2004 and $5,310 of consulting expense was recognized in the accompanying consolidated statements of operations in connection with the vesting of these options.

During the three months ended March 31, 2004, no options were cancelled due to their expiration or the termination of employment.

c.         Warrants

During the three months ended March 31, 2004, warrants to purchase 24,019 shares of the Company's common stock were exercised by a non-affiliate for $240 in cash.

5,000,000 additional warrants were issued in connection with convertible debentures payable to related parties (see Note 7).

9.           Loss per Share

Basic and diluted loss per common share is computed as follows:

Three Months Ended March 31,
	2004	2003

Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$ (261,917)	$ (708,123)
	==========	==========

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	35,892,863	33,573,178
	==========	==========
Net loss per common share available to common stockholders	$ (0.01)	$ (0.02)
	==========	==========

10.       Commitments and Contingencies

Litigation

The Company is, from time to time, involved in various legal and other proceedings that arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California.  These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  In connection with its facility leases, the Company has indemnified its lessor for certain claims arising from the sale of the facilities.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

Authorized Shares

After the debt financing and acquisition of TBS (see discussions above), the Company had insufficient authorized shares available to settle its open stock-based contracts. The number of shares required to settle these contracts at any particular date can vary considerably based on several factors including the market price of the Company's common stock, grants, expirations and cancellations of employee incentive compensation, and issuance, conversion, and retirement of convertible debentures.   The Company's management is in the process of seeking approval to increase the number of shares authorized based on preliminary discussions with the Company's majority shareholder.

11.       Segment Reporting

The Company's operations are classified into two principal reportable segments that provide different products or services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.  Since February 17, 2004, the Company has operated in the following two reportable segments:

(a)  Electronic document delivery services; and

(b)  Government accounting products and services.

Segment operating income (loss) is total segment revenue reduced by operating expenses identifiable with the business segment.  Corporate loss includes general corporate administrative costs.  Corporate assets include primarily cash.  The Company's underlying accounting records are maintained on a legal entity basis for government and public reporting requirements.  Segment disclosures are on a performance basis consistent with internal management reporting.   The cost of some corporate functions and the cost of certain employee benefits are allocated to segments at cost.  Remaining costs, if any, are not allocated to revenue segments.  The Company evaluates performance and allocates resources based upon operating income.  The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.  There are no inter-segment sales.

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

	Periods ended
	March 31, 2004	(1)
	---------------------------

Net revenue from external customers:

Electronic document delivery services	$ 602,169
Government accounting products and services	313,276
Corporate	-
	----------------------------
Total revenue from external customers	$ 915,445
	==================

Operating income (loss):

Electronic document delivery services	$ 21,650
Government accounting products and services	43,703
Corporate	(212,836)
	----------------------------
Total operating loss	$ (147,483)
	==================

Interest expense:

Electronic document delivery services	$ 76,703
Government accounting products and services	481
Corporate	28,092
----------------------------
Total interest expense	$ 105,276
================

Net income (loss):

Electronic document delivery services	$ (55,053)
Government accounting products and services	34,064
Corporate	(240,928)
----------------------------
Total net loss	$ (261,917)
================

Identifiable assets:

Electronic document delivery services	$ 518,301
Government accounting products and services	3,176,634
Corporate	82,661
----------------------------
Total identifiable assets	$ 3,777,596
================

Capital expenditures:

Electronic document delivery services	$ 4,608
Government accounting products and services	-
Corporate	-
----------------------------
Total capital expenditures	$ 4,608
================

(1)  Results and balances for Electronic document delivery services and Corporate are reported as of and for the three months ended March 31, 2004.  Results and balances for Government accounting products and services are reported as of and for the period from February 17, 2004 (date of acquisition) through March 31, 2004.

12.           Related Party Transactions

The Company has borrowed significantly from related parties as described more fully in Note 7.

TBS has a related party operating lease with Perimeter Center Partners for the rental of the land and building occupied by TBS.  The lease commenced on February 1, 2004 and has a term of five years, with monthly payments of $4,000.  The Company has executed a Guaranty with respect to the lease.  Perimeter Center Partners is owned by Stephen A. Garner and James L. Campbell, who are affiliates of the Company.

On February 17, 2004 and in connection with the acquisition of TBS, the Company agreed to issue 132,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, pursuant to Mr. Hill's employment agreement.  The shares were valued at $0.10 per share, the fair market value on the date of the acquisition.  The shares were issued on March 11, 2004.  In addition, in connection with the acquisition of TBS, we paid Mr. Hill $63,000 in employment compensation pursuant to his employment agreement and incremental to his base salary.

13.           Subsequent Events

Subsequent to March 31, 2004, the Company borrowed an additional $40,000 from C. Alan and Joan P. Williams and issued convertible promissory notes with terms identical to those described in the first paragraph of Note 6 above.  The beneficial conversion feature contained in this promissory note will result in a charge to interest expense in the quarter ended June 30, 2004 of $6,318.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "Factors That May Affect Future Results" in Item 6 of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

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

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of March 31, 2004, and the unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2003 and 2002, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  During the fiscal year ended October 31, 2003, TBS's net revenues were $3,324,059.  During the fiscal year ended December 31, 2003, the Company's net revenues were $1,882,027.  This acquisition is expected to cause the Company's results of operations during 2004 to vary significantly from those reported for 2003 due to the consolidation of TBS during most of 2004.  Accordingly, management believes that the following presentation of comparative results of operations, while required, may not be meaningful.

As reported in the Independent Auditors' Report on our December 31, 2003 financial statements, the Company has suffered recurring losses from operations, had negative cash flows from operations, and had a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.

Management is seeking additional financing by issuing convertible debt to existing shareholders during 2004. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in the third or fourth quarter of 2004.  Management is actively pursuing both of these financing arrangements. Between January and April 2004, one of our shareholders loaned us $235,000 to fund our operating shortfalls; however, he has no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholder continues to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

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

Revenue Recognition.  The Company's electronic document delivery service provides internet-enabled fax services to businesses and charges for these services on either a per-page delivered or per-minute used basis. Service revenues are recognized when the services are performed.   Government accounting products and services revenues are recognized at the time the product is shipped or the time the service is performed.  Revenue from prepaid annual maintenance contracts is recognized on a monthly basis throughout the term of each contract.

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

Goodwill and Other Intangible Assets.  The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.  As of March 31, 2004, the Company has not yet determined the valuation date to perform an impairment test on goodwill.

Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values.  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets.  In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At March 31, 2004, there is no impairment of the long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's services will continue, which could result in impairment of long-lived assets in the future.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales

Net sales for the three months ended March 31, 2004 were $915,445, a 108% increase over net sales for prior year quarter of $438,790.  The increase in the 2004 quarter resulted from an increase of $163,319 in revenue from the Company's electronic document delivery services (which resulted from growth in the number of clients) as well as the addition of  $313,276 in revenue contributed by TBS.

Cost of Sales

Cost of sales for the three months ended March 31, 2004 were $344,293 as compared to the $213,198 reported for the three months ended March 31, 2003.  Total cost of sales during the 2004 quarter represented 38% of sales.  Cost of sales for the Company's electronic document delivery services during the 2004 quarter represented 29% of sales as compared with 49% of sales in the 2003 quarter reflecting no significant change in telecommunications and other costs associated with providing electronic document delivery services despite an improvement in revenues from those services.

Gross Profit

Gross profit for the three months ended March 31, 2004 increased 153% to $571,152 as compared to $225,592 for the prior year quarter.  Gross profit margin for the 2004 quarter was 62% as compared with 51% for the 2003 quarter.  Of the overall increase of $345,560, $107,876 is attributable to the increase in sales volume for the Company's internet-enabled fax services, and $237,684 is attributable to TBS.

Operating Expenses

Operating expenses for the three months ended March 31, 2004 increased by 13% to $718,635 from the $638,630 reported in the three months ended March 31, 2003, an increase of $80,005.  Product and technology development decreased $45,221 to $91,073 from the $136,294 reported in the prior year quarter because of a reduction in staff.  Sales and marketing decreased by $34,471 to $167,754 from the $202,225 reported in the prior year quarter due to a reduction in sales management staff and a small decrease in spending on sales lead generation programs.  General and administrative increased by $192,549 to $418,807 from the $226,258 reported in the prior year quarter.   The overall increase was comprised of a $28,484 increase from the electronic document delivery service and a $221,033 increase attributable to TBS.  Depreciation and amortization expense increased $7,148 to $41,001 from the $33,853 reported in the 2003 quarter.  The overall increase was comprised of a 12% decrease from electronic document delivery services (due to disposal of certain capitalized equipment during the fourth quarter of 2003) and the addition of depreciation from equipment owned by TBS.  During the three months ended March 31, 2004, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 10%, 18%, 46%, and 4% of net sales, respectively.  During the three months ended March 31, 2003, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 31%, 46%, 61%, and 8% of net sales, respectively.

Interest Expense

Interest expense for the quarter ended March 31, 2004 decreased by 64% to $105,276 from $294,285 reported in the prior year quarter because of a decrease in the beneficial conversion feature associated with 2004 borrowings as compared to 2003 borrowings that resulted from a reduction in borrowings and fluctuations in the market price of the Company's common stock.  The beneficial conversion feature resulted in a charge to interest expense of $5,766and $256,961 during the quarters ended March 31, 2004 and 2003, respectively. In addition, interest expense incurred in connection with capital leases decreased in the 2004 quarter as compared with the 2003 quarter.

Net Loss

As a result of the foregoing, net loss for the three months ended March 31, 2004 was $261,917, or $0.01 per share, compared to a net loss of $708,123, or $0.02 per share, for the three months ended March 31, 2003 on weighted average shares of 33,543,178 and 30,498,583, respectively.

LIQUIDITY

During the three months ended March 31, 2004, the Company's net cash position increased by $310,600 to $375,302. The Company generated $1,891,660 from financing activities; however, the Company's operating and investing activities used net cash of  $11,054 and $1,570,006, respectively.

Net cash used in operating activities for the three months ended March 31, 2004 was $11,294 a decrease of $261,641 from the $272,935 used in operating activities for prior year period, mainly due to the decrease in net loss for the 2004 quarter.

The Company's investing activities consisted of the acquisition of TBS and purchase of computer equipment. Net cash used for investment activities increased $1,532,426 to $1,570,006 from the $37,580 reported for 2003 due to the acquisition of TBS.

Net cash provided by financing activities for the three months ended March 31, 2004 was $1,891,900, and included proceeds of  $1,895,000 from stockholder loans. Net cash provided by financing activities for the three months ended March 31, 2003 was $296,963, which included proceeds of  $317,000 from stockholder loans and principal payments on capital leases of $20,037.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our recent acquisition of TBS.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.    Accordingly, we expect to continue to experience negative operating and investing cash flows through at least the third quarter of 2004.  We currently anticipate that our available cash resources will be insufficient to meet our anticipated working capital and capital expenditure requirements beyond June 30, 2004.  We believe we will require up to $300,000 in new financing during the remainder of 2004 in addition to our current revenue streams to support our operations until we begin to operate profitably.  If our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

While we strongly believe that sustainable profitability is achievable, we have a history of losses, have never been profitable, and may never achieve profitability.  Should we achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

Between November 2000 and at least April 2004, our operating shortfalls have been, and are expected to be, funded by one shareholder, an affiliate, to whom we owe $3,817,000 in principal and $465,289 in interest as of April 30, 2004. Assuming that this shareholder continues to fund any future operating shortfalls, we will be able to sustain operations at current levels. However, this shareholder has no obligation to continue to fund our operating shortfalls and could stop doing so at any time.  We may be required to alter the terms of the convertible promissory notes held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. We have advised that we will need to raise additional capital in the future to meet our operating and investing cash requirements. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable the Company to achieve and maintain profitable operations. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain all or part of our operations.  If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership.

From inception through March 31, 2004, we generated revenue of approximately $6,475,000.  However, we have incurred total expenses of approximately $16,925,000 during that same period. We have incurred net losses each year since our inception. As of March 31, 2004, we had an accumulated deficit of $12,232,472.  To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from shareholder borrowings, supplemented by revenues from sales of our services. From inception to April 30, 2004, the Company has received approximately $10,188,000 from the sale of common stock and convertible notes, $2,039,245 of which were converted into shares of common stock on May 15, 2002.

The Independent Auditors' Report on our December 31, 2003 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT DEVELOPMENTS

During April 2004, the Company obtained cash of $40,000 in consideration for a convertible note issued to one stockholder, who is an affiliate. The note bears interest at 10 percent per annum. The note and accrued interest are due at the earlier of one of three events: 1) acquisition of a controlling interest in the Company by a third party; 2) October 31, 2005; or 3) the receipt by the Company of $3,000,000 or more from an equity financing. If the Company achieves the equity financing, the stockholders have the option to convert the note plus accrued interest into common stock at the lower of $2.50 per share or the price per share of common stock issued in the equity financing. If the Company is acquired, the stockholders have the option to convert the note plus accrued interest into common stock at the lower of $2.50 per share or the price per share paid by the acquirer. The note is convertible at any time at the option of the holder at a price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ, or other established securities exchange or market for the ten (10) consecutive trading days prior to the date the holder delivers written notice of conversion election to the Company.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not a party in any lawsuits.   There were no new legal matters to report during the three months ended March 31, 2004.

ITEM 2 - CHANGES IN SECURITIES AND USE OF PROCEEDS.

On February 17, 2004, the Company issued 2,200,000 shares of restricted common stock to each of Stephen A. Garner and James L. Campbell in partial payment of the total purchase price for 100% of the common stock of TBS.  All 4,400,000 shares were valued at $0.10 per share, the fair market value of the Company's common stock on the date of acquisition.

On February 17, 2004 and in connection with the acquisition of TBS, the Company agreed to issue 132,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, pursuant to Mr. Hill's employment agreement.  The shares were valued at $0.10 per share, the fair market value on the date of the acquisition.  The shares were issued on March 11, 2004.

On February 17, 2004 and in connection with the acquisition of TBS, the Company agreed to issue 220,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.10 per share, the fair market value on the date of the acquisition.  The shares were issued on March 11, 2004.

On March 11, 2004, the Company issued 24,019 shares of restricted common stock for $240 in cash in connection with the exercise of a warrant.

During the three months ended March 31, 2004, the Company borrowed $195,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").   The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.

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

In connection with the acquisition of TBS, the Company issued a $300,000 convertible promissory note to Stephen A. Garner and a $300,000 convertible promissory note to James L. Campbell (the "TBS Notes").  Each of the TBS Notes bears interest at 5 percent per annum and is due and payable in three equal annual installments of  $100,000, with the first installment due on February 17, 2005 and subsequent installments due on February 17, 2006 and February 17, 2007.  The TBS Notes are secured by a Stock Pledge Agreement and a Security Agreement.  In addition, Messrs. Garner and Campbell have the right to convert the unpaid principal balance of the TBS Notes into shares of the Company's common stock at the rate of 9.8 shares of Common Stock for each $1.00 of principal and interest to be converted.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5 - OTHER MATTERS.

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

2.1	Agreement and Plan of Merger dated January 31, 2004 by and among VillageEDOCS, VillageEDOCS Merger Sub, Inc., Tailored Business Systems, Inc., Stephen A. Garner, and James L. Campbell.**
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

4.4

Promissory Note to Stephen A. Garner dated February 17, 2004 previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

4.5

Promissory Note to James L. Campbell dated February 17, 2004 previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

4.6

Guaranty by Tailored Business Systems, Inc. to Stephen A. Garner dated February 17, 2004 previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

4.7

Guaranty by Tailored Business Systems, Inc. to James L. Campbell dated February 17, 2004 previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

4.8

Form of Security Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

4.9

Form of Security Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

4.10

Registration Rights Agreement dated February 17, 2004 by and between VillageEDOCS and Stephen A. Garner previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

4.11

Registration Rights Agreement dated February 17, 2004 by and between VillageEDOCS. and James L. Campbell previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

4.12

Form of Stock Pledge Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

4.13

Form of Stock Pledge Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

10.1

Employment Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

10.2

Employment Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

10.3

General Release and Noncompetition Agreement dated February 17, 2004 by Stephen A. Garner in favor of Tailored Business Systems, Inc. previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

10.4

General Release and Noncompetition Agreement dated February 17, 2004 by James L. Campbell in favor of Tailored Business Systems, Inc. previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

10.5

Lease Agreement dated February 17, 2004 by and between Perimeter Center Partners and Tailored Business Systems, Inc. previously filed as an exhibit to the Company's current report on Form 8-K filed with the Securities and Exchange Commission on February 18, 2004 and incorporated herein by reference.

10.6

Executive Employment Agreement effective as of May 26, 2003 by and between the Company and H. Jay Hill.  Previously filed as Exhibit 10.3 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2003 and incorporated herein by reference.

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 17, 2004 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 17, 2004 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 17, 2004 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 17, 2004 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

(b)     Reports on Form 8-K

Date	Subject
2/18/2004	Acquisition of Tailored Business Systems, Inc.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: May 17, 2004	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: May 17, 2004	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)