Form 10QSB
period 2004-06-30
VILLAGEEDOCS INC
filed 2004-08-16
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

----------------------------------------------

VillageEDOCS

---------------------------

California	33-0668917
--------------------------------------------------------	------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

14471 Chambers Road, Suite 105, Tustin, California	92780
---------------------------------------------------------	----------------------------
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (714) 734-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

X	YES		NO
----		----

There were 35,911,544  shares of the Registrant's common stock outstanding as of July 31, 2004.

Transitional Small Business Format (check one)	YES		NO	X
		---		---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act

YES		NO	X
	---		---

VillageEDOCS

VillageEDOCS and subsidiary
Consolidated Balance Sheet
(Unaudited)
June 30,
2004
-------------------

ASSETS
Current assets:
Cash	$622,247
Accounts receivable, net of allowance for doubtful
accounts of $32,000	497,089
Inventories	19,750
-------------------
Total current assets	1,139,086

Property and equipment, net	352,015
Web site development costs, net	25,264
Other assets	25,840
Goodwill	2,547,077
-------------------
$4,089,282
============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$174,723
Accrued expenses	730,948
Current portion of notes payable to related parties	140,000
Current portion of capital lease obligations	10,666
-------------------
Total current liabilities	1,056,337

Capital lease obligations, net of current portion	1,625
Note payable	9,495
Convertible notes and accrued interest
payable to related parties, net of unamortized
debt discount of $441,500	5,304,178
-------------------
Total liabilities	6,371,635
-------------------
Commitments and contingencies

Stockholders' deficit:
Common stock, no par value:
Authorized -- 175,000,000 shares
Issued and outstanding -- 35,911,544 shares	7,447,883
Additional paid-in capital	2,564,805
Accumulated deficit	(12,295,041)
-------------------
Total stockholders' deficit	(2,282,353)
-------------------
$4,089,282
============

See accompanying notes to unaudited consolidated financial statements.

VillageEDOCS and subsidiary
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	----------------------	-----------------------	----------------------	-----------------------
Net sales	$ 1,330,346	$ 479,427	$ 2,245,791	$ 918,217
Cost of sales	420,019	218,987	764,312	432,185
	----------------------	----------------------	---------------------	-----------------------
Gross profit	910,327	260,440	1,481,479	486,032
	----------------------	-----------------------	----------------------	-----------------------
Operating expenses:
Product and technology
development	83,776	131,265	174,849	267,559
Sales and marketing	139,745	246,069	307,499	448,294
General and administrative	534,230	209,755	953,037	476,013
Depreciation and amortization	53,641	37,991	94,642	71,844
	----------------------	-----------------------	----------------------	-----------------------
Total operating expenses	811,392	625,080	1,530,027	1,263,710
	----------------------	-----------------------	----------------------	-----------------------
Income (loss) from operations	98,935	(364,640)	(48,548)	(777,678)

Interest expense	(169,551)	(146,461)	(274,827)	(440,746)
	----------------------	-----------------------	----------------------	-----------------------
Loss before provision (benefit) for
income taxes	(70,616)	(511,101)	(323,375)	(1,218,424)

Provision (benefit) for income taxes	(8,047)	-	1,111	800
	----------------------	-----------------------	----------------------	-----------------------
Net loss	$ (62,569)	$ (511,101)	$ (324,486)	$ (1,219,224)
	=============	=============	=============	=============

Basic and diluted loss available to
common stockholders per common
share	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.04)
	=============	=============	=============	=============

Weighted average shares outstanding -
basic and diluted	35,911,544	30,920,702	34,727,364	30,711,988
	=============	=============	=============	=============

See accompanying notes to unaudited consolidated financial statements.

VillageEDOCS and subsidiary
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2004 and 2003
(Unaudited)
	2004	2003
	-----------------------	-----------------------
Cash Flows from Operating Activities:
Net loss	$ (324,486)	$ (1,219,224)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	94,642	71,844
Estimated fair market value of stock options issued
to employees and non-employees for services rendered	5,310	8,301
Common stock issued to employees and
non-employees for services rendered	-	116,217
Imputed interest expense on convertible debentures	61,024	358,964
Common stock issued for settlement of debt	-	24,000
Changes in operating assets and liabilities, net of
acquisition:
Accounts receivable	6,892	(40,794)
Inventories	(1,204)	-
Other assets	(18,770)	(3,673)
Accounts payable	(45,901)	22,595
Accrued expenses and other	410,446	170,872
	-----------------------	-----------------------
Net cash provided by (used in) operating activities	187,953	(490,898)
	-----------------------	-----------------------

Cash Flows from Investing Activities:
Purchases of property and equipment	(26,716)	(62,580)
Cash paid for acquisition of TBS	(1,500,000)	-
Cash acquired from acquisition of TBS	70,631	-
Costs incurred for purchase of TBS	(136,029)	-
	-----------------------	-----------------------

Net cash used in investing activities	(1,592,114)	(62,580)
	-----------------------	-----------------------
Cash Flows from Financing Activities:
Proceeds from convertible notes payable to related parties	1,970,000	572,000
Principal payments under capital leases	(6,727)	(34,322)

Payments on notes payable	(1,807)	-
Proceeds from exercise of warrants	240	-
	-----------------------	-----------------------
Net cash provided by financing activities	1,961,706	537,678
	-----------------------	-----------------------
Net change in cash	557,545	(15,800)

Cash, beginning of period	64,702	53,327
	-----------------------	-----------------------
Cash, end of period	$ 622,247	$ 37,527
	==============	==============

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 11,402	$ 3,827
	==============	==============
Income taxes	$ 800	$ 800
	==============	==============
continued.

Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock as acquisition cost	$ 35,200
================
Issuance of notes payable in acquisition	$ 2,100,000
================
Goodwill generated in acquisition	$ 2,547,077
================
Issuance of common stock in acquisition	$ 440,000
================
Debt assumed in acquisition	$ 151,302
================
Debt discount in issuance of convertible notes
payable to related party	$ 502,524
================

See accompanying notes to unaudited consolidated financial statements.

VillageEDOCS

Notes to Unaudited Consolidated Financial Statements - June 30, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1.          Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the consolidated financial statements included herein.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the consolidated financial position as of June 30, 2004, and the results of operations and cash flows for the three and six months ended June 30, 2004 and 2003.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2003, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.  The interim results are not necessarily indicative of the results for a full year.

2.          Background, Organization and Basis of Presentation

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company operates an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restruction that includes the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company to be formed for the purpose of the reorganization.  The unaudited consolidated financial statements include the accounts of the Company and TBS, its wholly owned subsidiary, since February 17, 2004.   All significant inter-company transactions and balances have been eliminated in consolidation.

3.          Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has a working capital deficit and has incurred significant losses from operations in each year since inception.  The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand both its internet-enabled fax service business and its government billing and accounting hardware, software and services business.

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

4.           Summary of Significant Accounting Policies

 Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's two reportable segments are managed separately based on fundamental differences in their operations. Since February 17, 2004, the Company has operated in the following two reportable segments:

(a)  Electronic document delivery services.

(b)  Government accounting products and services.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies (see Note 11).

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At June 30, 2004, the Company has recorded an allowance for doubtful accounts of approximately $32,000.  No single customer accounted for more than 10% of accounts receivable at June 30, 2004.  No single customer accounted for more than 10% of total sales for the six months ended June 30, 2004 and 2003.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, 54,844,553 and 11,743,017 as of June 30, 2004 and 2003, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods ended June 30, 2004 and 2003.

Inventory

Inventory consists primarily of supplies, forms and envelopes and is stated at the lower of cost (using first-in, first-out method) or market.

Goodwill and Other Intangible Assets

The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.  As of June 30, 2004, the Company has not yet determined the valuation date to perform an impairment test on goodwill.

Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values.  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At June 30, 2004, there is no impairment of the long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's services will continue, which could result in impairment of long-lived assets in the future.

Comprehensive Income

The Company has no items of comprehensive income.

Stock-Based Compensation

The Company accounts for non-employee stock-based compensation under SFAS No. 123  "Accounting For Stock-Based Compensation."  SFAS No. 123 defines a fair value based method of accounting for stock-based compensation.  However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

At June 30, 2004, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations (see Note 8).  During the six months ended June 30, 2004 and 2003, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Net loss as reported	$ (62,569)	$ (511,101)	$ (324,486)	$ (1,219,224)

Add: Total stock-based employee compensation expense under APB 25
	--	--	--	--

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	--	--	(309,058)	(279,541)
	------------------	----------------	----------------	-----------------

Pro forma net loss	$ (62,569)	$ (511,101)	$ (633,544)	$ (1,498,765)
	==========	==========	==========	==========
Basic and diluted loss per share - as reported
	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.04)
	==========	==========	==========	==========
Basic and diluted loss per share - pro forma
	$ (0.00)	$ (0.02)	$ (0.02)	$ (0.05)
	==========	==========	==========	==========

Web Site Development Costs

During the six months ended June 30, 2004, the Company did not capitalize any costs related to the web site in accordance with the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." During the six months ended June 30, 2004 and 2003, the Company recorded amortization of web site development costs of $17,944 and $17,945, respectively.

Advertising

The Company expenses all advertising costs as incurred.  Advertising costs were $29,641 and $72,863 for the six months ended June 30, 2004 and 2003, respectively.

Warranty Costs

Government accounting products and services offers a one year and a 90-day warranty period for customers after installation for certain services.  Management has determined that warranty claims are not material to the financial statements as of June 30, 2004.

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

The Company, in connection with the acquisition of TBS, has incurred approximately $60,000 in consulting expenses to an unrelated third party (paid during February 2004 in a combination of cash and 220,000 shares of common stock issued in March 2004 valued at $0.10 per share), $76,000 in compensation to an employee (paid, pursuant to his employment agreement and incremental to his base salary, during February 2004 in a combination of cash and 132,000 shares of common stock issued in March 2004 valued at $0.10 per share) and $53,143 in other acquisition-related costs including, but not limited to, expenses incurred for legal, accounting, and travel.

The purchase price has been determined as follows:

Cash	$ 1,500,000
Convertible secured promissory notes	600,000
Common stock (4,400,000 shares)	440,000
Acquisition costs (including 352,000 shares)	189,143
--------------------
Net assets	$ 2,729,143
============

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
-----------------
$ 2,729,143
==========

This allocation is preliminary and may be subject to change upon evaluation of the fair value of TBS's acquired assets and liabilities as of the acquisition date as well as the potential identification of certain intangible assets.  The Company is in the process of analyzing the components of the intangible assets it acquired and will determine the final purchase price allocation during 2004.  The goodwill from the acquisition of TBS was allocated one hundred percent to the government accounting products and services segment.

The unaudited pro forma combined historical results, as if TBS had been acquired January 1, 2003, are estimated as follows:

For the Six Months Ended
	June 30, 2004	June 30, 2003
	------------------------	----------------------
Net sales	$ 2,807,077	$ 2,651,258
Net loss	$ (395,112)	$ (1,186,235)
Weighted average common
shares outstanding:
Basic and diluted	35,911,544	35,115,255
Loss per share:
Basic and diluted	$ (0.01)	$ (0.03)

Prior to the date of acquisition, TBS's fiscal year ended on October 31.  Accordingly, the unaudited pro forma information for the 2003 period has been prepared by combining the results of VillageEDOCS for the six months ended June 30, 2003 and the results of TBS for the six months ended April 30, 2003.

The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such a date, nor is it necessarily indicative of future operating results.

6.           Note Payable

In connection with the acquisition of TBS, the Company assumed a promissory note in connection with a vehicle purchase.  This note is payable in monthly installments of $550, including interest, bears interest at 5.4%, is collateralized by a vehicle, and is due in November 2005.  The outstanding principal balance of this note as of June 30, 2004 was $9,495.

7.           Notes Payable and Convertible Notes Payable to Related Parties

During the six months ended June 30, 2004, the Company borrowed $270,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").   The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.  The beneficial conversion feature resulted in a charge to interest expense in the accompanying statement of operations of $28,931 during the six months ended June 30, 2004.

On February 17, 2004, the Company issued a $1,700,000 secured convertible promissory note for cash.  The note was issued to a related party, C. Alan and Joan P. Williams, and bears interest at 10 percent per annum.  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the note are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the note are convertible into shares of the Company's common stock at a conversion price equal to eighty five percent of average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  As an inducement for Mr. and Mrs. Williams to provide the loan, the Company agreed to issue them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share until February 17, 2009.  There is no beneficial conversion feature associated with this promissory note.  In connection with the issuance of the detachable warrant, the Company recorded a debt discount of $323,810.  The Company will amortize the discount using the effective interest method through October 31, 2007.  In the event that the related debenture is converted to shares of the Company's common stock, the Company will immediately eliminate the corresponding unamortized debt discount against equity.  During the six months ended June 30, 2004, $32,093 of interest expense was recognized on the accompanying consolidated statement of operations in connection with amortization of the debt discount.

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

Total interest expense recognized on all the convertible notes payable (including accrued interest based on the stated interest rate) was $257,222 and $436,918 during the six months ended June 30, 2004 and 2003, respectively.  Total interest accrued and not paid on the convertible notes payable to related parties as of June 30, 2004 totaled $785,932 and is included in the accompanying consolidated balance sheet.

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

On June 16, 2004, the holders of a majority of the voting capital stock of the Company acted by written consent in lieu of a special meeting of shareholders to increase the number of authorized no par value shares of the common stock of the Company from 90,000,000 to 175,000,000.

b.        Stock Options

Effective January 30, 2002, the Board of Directors of the Company adopted an equity incentive plan (the "2002 Plan") that authorized the issuance of options to acquire up to 6,226,258 shares of common stock to employees and certain outside consultants.   On November 25, 2002, the Board of Directors of the Company increased the number of shares reserved for issuance pursuant to the 2002 Plan to 11,634,584 shares.  On November 27, 2002, the stockholders of the Company approved the 2002 Plan and the number of shares reserved for issuance pursuant to the 2002 Plan.  On June 16, 2004, the stockholders of the Company authorized the modification of the 2002 Plan to increase the number of shares reserved for issuance under the plan to 28,000,000.  The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.  The number of options under the 2002 Plan available for grant at June 30, 2004 was 11,740,282.

During the six months ended June 30, 2004, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  5,150,000 shares at $0.15 per share, 150,000 shares at $0.17 per share, 1,700,000 shares at $0.18 per share, 10,000 shares at $0.1875 per share, 25,000 shares at $0.19 per share, 35,000 shares at $0.20 per share.   All options were issued above or at the fair market value on the dates of grant and vest on various dates from the date of grant through June 2009.

Options to purchase 50,000 shares at $0.10 (the fair market value on the date of grant) were granted to a non-employee consultant during 2003.  These options vested on February 28, 2004 and $5,310 of consulting expense was recognized in the accompanying consolidated statements of operations in connection with the vesting of these options.

During the six months ended June 30, 2004, 996,036 options under the 2002 Plan and 95,885 other options were cancelled due to their expiration or the termination of employment.

c.        Warrants

During the six months ended June 30, 2004, warrants to purchase 24,019 shares of the Company's common stock were exercised by a non-affiliate for $240 in cash.

On June 29, 2004, warrants to purchase 49,256 shares of the Company's common stock expired unexercised.

5,000,000 additional warrants were issued in connection with convertible debentures payable to related parties (see Note 7).

9.           Loss per Share

              Basic and diluted loss per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$ (62,569)	$ (511,101)	$ (324,486)	$ (1,219,224)
	==========	==========	==========	==========

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	35,911,544	30,920,702	34,727,364	30,711,988
	==========	==========	==========	==========
Net loss per common share available to common stockholders	$ (0.00)	$ (0.02)	$ (0.01)	$ (0.04)
	==========	==========	==========	==========

10.           Commitments and Contingencies

Litigation

The Company is, from time to time, involved in various legal and other proceedings that arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California and of the State of Georgia. These indemnities include certain agreements with the Company's officers, under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  In connection with its facility leases, the Company has indemnified its lessor for certain claims arising from the sale of the facilities. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

	Three months ended	Six months ended
	June 30, 2004	June 30, 2004	(1)
	----------------------	------------------------

Net revenue from external customers:

Electronic document delivery services	$678,214	1,280,383
Government accounting products and services	652,132	965,408
Corporate	-	-
	-----------------------	-----------------------
Total revenue from external customers:	$1,330,346	$ 2,245,791
	==============	==============

Operating income (loss):

Electronic document delivery services	$ 63,055	$84,705
Government accounting products and services	112,993	156,696
Corporate	(77,113)	(289,949)
	-----------------------	-----------------------
Total operating income (loss):	$98,935	$(48,548)
	==============	==============

Interest expense:

Electronic document delivery services	$18,650	$193,301
Government accounting products and services	2,952	3,433
Corporate	50,001	78,093
	-----------------------	-----------------------
Total interest expense:	$71,603	$274,827
	==============	==============

Net income (loss):

Electronic document delivery services	$44,405	$(108,596)
Government accounting products and services	118,088	152,152
Corporate	(127,114)	(368,042)
	-----------------------	-----------------------
Total net income (loss):	$35,379	$(324,486)
	==============	==============

Identifiable assets:

Electronic document delivery services	$523,328	$523,328
Government accounting products and services	3,523,362	3,523,362
Corporate	42,592	42,592
	-----------------------	-----------------------
Total identifiable assets:	$4,089,282	$4,089,282
	==============	==============

Capital expenditures:

Electronic document delivery services	$ 22,108	$ 26,716
Government accounting products and services		-
Corporate		-
	-----------------------	-----------------------
Total capital expenditures:	$ 22,108	$26,716
	==============	==============

(1) Results and balances for Electronic document delivery services and Corporate are reported as of and for for the three and six months ended June 30, 2004. Results and balances for Government accounting products and services are reported as of and for the the periods from February 17, 2004 (date of acquisition) through June 30, 2004

12.           Related Party Transactions

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

 13.           Subsequent Events

On July 28, 2004, the Company borrowed an additional $15,000 from C. Alan and Joan P. Williams and issued a convertible promissory note with terms identical to those described in the first paragraph of Note 7 above.  The beneficial conversion feature contained in this promissory note will result in a debt discount of $15,000 which will be recorded to interest expense over the life of the note.

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

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of June 30, 2004, and the unaudited consolidated statements of operations and cash flows for the three and six months ended June 30, 2004 and 2003, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2003 and 2002, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

Management is seeking additional financing by issuing convertible debt to existing shareholders during 2004. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in the third or fourth quarter of 2004.  Management is actively pursuing both of these financing arrangements. Between January and July 2004, one of our shareholders loaned us $285,000 to fund our operating shortfalls; however, he has no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholder continues to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our financial statements, areas that are particularly significant include revenue recognition, stock-based compensation, and goodwill and long-lived assets.  In addition, please refer to Note 4 to the accompanying financial statements for further discussion of our significant accounting policies.

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

Goodwill and Other Intangible Assets.  The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.  As of June 30, 2004, the Company has not yet determined the valuation date to perform an impairment test on goodwill.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2004 Compared to Three Months Ended June 30, 2003

Net Sales

Net sales for the three months ended June 30, 2004 were $1,330,346, a 177% increase over net sales for prior year quarter of $479,427.  The increase in the 2004 quarter resulted from an increase of $198,787 in revenue from the Company's electronic document delivery services (which resulted from growth in the number of clients) as well as the addition of  $652,132 in revenue contributed by TBS.

Cost of Sales

Cost of sales for the three months ended June 30, 2004 were $420,019 as compared to the $218,987 reported for the three months ended June 30, 2003.  Total cost of sales during the 2004 quarter represented 32% of sales.  Cost of sales for the Company's electronic document delivery services during the 2004 quarter represented 19% of sales as compared with 46% of sales in the 2003 quarter reflecting reduced telecommunications and other costs associated with providing electronic document delivery services despite an improvement in revenues from those services.

Gross Profit

Gross profit for the three months ended June 30, 2004 increased 249% to $910,327 as compared to $260,440 for the prior year quarter.  Gross profit margin for the 2004 quarter was 68% as compared with 54% for the 2003 quarter.  Of the overall increase of $649,887, $167,652 is attributable to improved profits from the Company's electronic document delivery service, and $482,235 is attributable to TBS.

Operating Expenses

Operating expenses for the three months ended June 30, 2004 increased by 30% to $811,392 from the $625,080 reported in the three months ended June 30, 2003, an increase of $186,312.  Product and technology development decreased $47,489 to $83,776 from the $131,265 reported in the prior year quarter because of a reduction in staff.  Sales and marketing decreased by $106,324 to $139,745 from the $246,069 reported in the prior year quarter due to a reduction in sales management staff and a small decrease in spending on sales lead generation programs.  General and administrative increased by $324,475 to $534,230 from the $209,755 reported in the prior year quarter.   The overall increase was comprised of a $30,860 decrease from the electronic document delivery service and a $355,335 increase attributable to TBS.  Depreciation and amortization expense increased $15,650 to $53,641 from the $37,991 reported in the 2003 quarter.  The overall increase was comprised of a 17% decrease from electronic document delivery services (due to disposal of certain capitalized equipment during the fourth quarter of 2003) and the addition of depreciation from equipment owned by TBS.  During the three months ended June 30, 2004, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 6%, 11%, 40%, and 4% of net sales, respectively.  During the three months ended June 30, 2003, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 27%, 51%, 44%, and 8% of net sales, respectively.

Interest Expense

Interest expense for the quarter ended June 30, 2004 increased by 16% to $169,551 from $146,461 reported in the prior year quarter because of an increase in borrowings related to the acquisition of TBS which was partially offset by a decrease in charges related to the beneficial conversion feature associated with 2004 borrowings as compared to 2003 borrowings that resulted from fluctuations in the market price of the Company's common stock.  Interest expense incurred in connection with capital leases decreased in the 2004 quarter as compared with the 2003 quarter.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2004 was $62,569, or $0.002 per share, compared to a net loss of $511,901, or $0.020 per share, for the three months ended June 30, 2003 on weighted average shares of 35,911,544 and 30,920,702, respectively.

Six Months Ended June 30, 2004 Compared to Six Months Ended June 30, 2003

Net Sales

Net sales for the six months ended June 30, 2004 were $2,245,791, a 145% increase over net sales for prior year quarter of $918,217.  The increase in the 2004 period resulted from an increase of $362,166, or 39%, in revenue from the Company's electronic document delivery services (which resulted from growth in the number of clients) as well as the addition of  $965,408 in revenue contributed by TBS.

Cost of Sales

Cost of sales for the six months ended June 30, 2004 were $764,312 as compared to the $432,185 reported for the six months ended June 30, 2003.  Total cost of sales during the 2004 period represented 34% of sales.  Cost of sales for the Company's electronic document delivery services during the 2004 period represented 23% of sales as compared with 47% of sales in the 2003 period reflecting reduced telecommunications and other costs associated with providing electronic document delivery services despite an improvement in revenues from those services.

Gross Profit

Gross profit for the six months ended June 30, 2004 increased 205% to $1,481,479 as compared to $486,032 for the prior year period.  Gross profit margin for the 2004 period was 66% as compared with 53% for the 2003 period.  Of the overall increase of $995,447, $278,159 is attributable to improved profits from the Company's electronic document delivery service, and $717,288 is attributable to TBS.

Operating Expenses

Operating expenses for the six months ended June 30, 2004 increased by 21% to $1,530,027 from the $1,263,710 reported in the six months ended June 30, 2003, an increase of $266,317.  Product and technology development decreased $92,710 to $174,849 from the $267,559 reported in the prior year period because of a reduction in staff.  Sales and marketing decreased by $140,795 to $307,499 from the $448,294 reported in the prior year period due to a reduction in sales management staff and a small decrease in spending on sales lead generation programs.  General and administrative increased by $477,024 to $953,037 from the $476,013 reported in the prior year period.   The overall increase was comprised of a $60,028 decrease from the electronic document delivery service and a $537,052 increase attributable to TBS.  Depreciation and amortization expense increased $22,798 to $94,642 from the $71,844 reported in the 2003 period.  The overall increase was comprised of a 15% decrease from electronic document delivery services (due to disposal of certain capitalized equipment during the fourth quarter of 2003) and the addition of depreciation from equipment owned by TBS.  During the six months ended June 30, 2004, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 8%, 14%, 42%, and 4% of net sales, respectively.  During the six months ended June 30, 2003, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 29%, 49%, 52%, and 8% of net sales, respectively.

Interest Expense

Interest expense for the six months ended June 30, 2004 decreased by 38% to $274,827 from $440,746 reported in the prior year period because of a decrease in charges related to the beneficial conversion feature associated with 2004 borrowings as compared to 2003 borrowings that resulted from fluctuations in the market price of the Company's common stock.   Interest expense incurred in connection with capital leases decreased in the 2004 period as compared with the 2003 period.

Net Loss

As a result of the foregoing, net loss for the six months ended June 30, 2004 was $324,486, or $0.01 per share, compared to a net loss of $1,219,224, or $0.04 per share, for the six months ended June 30, 2003 on weighted average shares of 34,727,364 and 30,711,988, respectively.

LIQUIDITY

During the six months ended June 30, 2004, the Company's net cash position increased by $557,545 to $622,247. The Company generated $1,961,706 from financing activities, and $187,953 from operating activities; however, the Company's investing activities used net cash of  $1,592,114.

Net cash provided by operating activities for the six months ended June 30, 2004 was $187,953, an increase of $678,851 from the $490,898 used in operating activities for prior year period, mainly due to the decrease in net loss for the 2004 quarter as well as an increase in customer deposits at TBS.

The Company's investing activities consisted of the acquisition of TBS and purchase of computer equipment. Net cash used for investment activities increased $1,529,534 to $1,592,114 from the $62,580 reported for 2003.

Net cash provided by financing activities for the six months ended June 30, 2004 was $1,961,706, and included proceeds of  $1,970,000 from stockholder loans. Net cash provided by financing activities for the six months ended June 30, 2003 was $537,678, which included proceeds of $572,000 from stockholder loans and principal payments on capital leases of $34,322.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our recent acquisition of TBS.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.    Accordingly, we may experience negative operating and investing cash flows through at least the third quarter of 2004.  We currently anticipate that our available cash resources will be insufficient to meet our anticipated working capital and capital expenditure requirements beyond September 30, 2004.  We believe we will require up to $250,000 in new financing during the remainder of 2004 in addition to our current revenue streams to support our operations until the electronic document delivery business and TBS consistently generate net cash flows sufficient to offset the anticipated expenses of operating the corporate segment.  Should our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

While we strongly believe that sustainable profitability is achievable, we have a history of losses.  While both the electronic document delivery business and TBS have alternately reported both monthly operating incomes and monthly operating losses during the first half of 2004, operating incomes have been insufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from these two reporting segments, we may never achieve profitability for the Company as a whole.  Should we achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

Between November 2000 and at least July 2004, our operating shortfalls have been, and are expected to be, funded by one shareholder, an affiliate, to whom we owe $3,852,000 in principal and $560,909 in interest as of June 30, 2004. Assuming that this shareholder continues to fund any future operating shortfalls, we will be able to sustain operations at current levels. However, this shareholder has no obligation to continue to fund our operating shortfalls and could stop doing so at any time.  We may be required to alter the terms of the convertible promissory notes held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

From inception through June 30, 2004, we generated revenue of approximately $7,806,000.  However, we have incurred total expenses of approximately $18,317,000 during that same period. We have incurred net losses each year since our inception. As of June 30, 2004, we had an accumulated deficit of $12,295,041.  To date, we have funded our capital requirements and our business operations primarily with funds provided from the sale of common stock and from shareholder borrowings, supplemented by revenues from sales of our services. From inception to July 31, 2004, the Company has received approximately $10,238,000 from the sale of common stock and convertible notes, $2,039,245 of which were converted into shares of common stock on May 15, 2002.

The Independent Auditors' Report on our December 31, 2003 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT DEVELOPMENTS

During July 2004, the Company obtained cash of $15,000 in consideration for a convertible note issued to one stockholder, who is an affiliate. The note bears interest at 10 percent per annum. The note and accrued interest are due at the earlier of one of three events: 1) acquisition of a controlling interest in the Company by a third party; 2) October 31, 2005; or 3) the receipt by the Company of $3,000,000 or more from an equity financing. If the Company achieves the equity financing, the stockholders have the option to convert the note plus accrued interest into common stock at the lower of $2.50 per share or the price per share of common stock issued in the equity financing. If the Company is acquired, the stockholders have the option to convert the note plus accrued interest into common stock at the lower of $2.50 per share or the price per share paid by the acquirer. The note is convertible at any time at the option of the holder at a price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ, or other established securities exchange or market for the ten (10) consecutive trading days prior to the date the holder delivers written notice of conversion election to the Company.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not a party in any lawsuits.   There were no new legal matters to report during the three months ended June 30, 2004.

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

During the six months ended June 30, 2004, the Company borrowed $270,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").   The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.

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

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

On June 16, 2004, holders of a majority of the voting capital stock of VillageEDOCS, a California corporation (the "Company"), acted by written consent in lieu of a special meeting of shareholders to provide for the following:

1.            Amendment to the Certificate of Incorporation increasing the number of authorized no par value shares of the Common Stock from                90,000,000 to 175,000,000, with no stated par value per share.

2.            Approval of a Plan of Restruction (the "Plan"), which includes the reorganization of the Company's electronic document delivery                business by transferring all assets pertaining to the electronic document delivery business into a wholly-owned subsidiary of the                Company to be formed for the purpose of the reorganization.

3.            Election of K. Mason Conner, H. Jay Hill, and J. Thomas Zender as directors.

4.            Modification of the Company's 2002 Equity Incentive Plan to increase the number of shares reserved for issuance under the plan    from 11,634,584 to 28,000,000.

5.            Ratification and approval of Executive Employment Agreements and Equity Incentive Arrangements with K. Mason Conner, H.                Jay Hill, Michael Richard and J. Thomas Zender.

ITEM 5 - OTHER MATTERS.

None.

ITEM 6 - EXHIBITS AND REPORTS ON FORM 8-K.

(a)    Exhibits

2.1	Agreement and Plan of Merger dated January 31, 2004 by and among VillageEDOCS, VillageEDOCS Merger Sub, Inc., Tailored Business Systems, Inc., Stephen A. Garner, and James L. Campbell.
2.2	Plan of Internal Restructuring. Previously filed as Exhibit B to the Company's Schedule 14C filed with the Securities and Exchange Commission on July 23, 2004 and incorporated herein by reference.
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

10.7

Executive Employment Agreement for K. Mason Conner.  Previously filed as Exhibit C to the Company's Schedule 14C filed with the Securities and Exchange Commission on July 23, 2004 and incorporated herein by reference.

10.8

Executive Employment Agreement for H. Jay Hill.  Previously filed as Exhibit D to the Company's Schedule 14C filed with the Securities and Exchange Commission on July 23, 2004 and incorporated herein by reference.

10.9

Executive Employment Agreement for Michael Richard.  Previously filed as Exhibit E to the Company's Schedule 14C filed with the Securities and Exchange Commission on July 23, 2004 and incorporated herein by reference.

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 16, 2004 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 16, 2004 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 16, 2004 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 16, 2004 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

(b)     Reports on Form 8-K

None.

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: August 16, 2004	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: August 16, 2004	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)