Form 10QSB
period 2004-09-30
VILLAGEEDOCS INC
filed 2004-11-15
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

There were 35,911,544  shares of the Registrant's common stock outstanding as of October 31, 2004.

Transitional Small Business Format (check one)	YES		NO	X
		---		---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act

YES		NO	X
	---		---

VillageEDOCS

VillageEDOCS and subsidiary
Consolidated Balance Sheet
(Unaudited)
September 30,
2004
----------------------

ASSETS
Current assets:
Cash	$ 569,728
Accounts receivable, net of allowance for doubtful
accounts of $32,000	722,630
Inventories	26,269
Other current assets	6,647
----------------------
Total current assets	1,325,274

Property and equipment, net	337,721
Web site development costs, net	16,291
Other assets	18,635
Goodwill	2,547,077
----------------------
$ 4,244,998
==============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$ 165,647
Accrued expenses	720,902
Notes payable to related parties	140,000
Capital lease obligations	8,678
----------------------
Total current liabilities	1,035,227

Note payable	7,293
Convertible notes and accrued interest
payable to related parties, net of unamortized
debt discount of $427,221	5,472,924
----------------------
Total liabilities	6,515,444
----------------------
Commitments and contingencies

Stockholders' deficit:
Common stock, no par value:
Authorized -- 175,000,000 shares
Issued and outstanding -- 35,911,544 shares	7,447,883
Additional paid-in capital	2,604,449
Accumulated deficit	(12,322,778)
----------------------
Total stockholders' deficit	(2,270,446)
----------------------
$ 4,244,998
==============

See accompanying notes to unaudited consolidated financial statements.

VillageEDOCS and subsidiary
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	-----------------------	-----------------------	-----------------------	-----------------------
Net sales	$ 1,682,917	$ 461,396	$ 3,928,708	$ 1,379,613
Cost of sales	799,737	219,657	1,564,049	651,842
	-----------------------	-----------------------	-----------------------	-----------------------
Gross profit	883,180	241,739	2,364,659	727,771
	-----------------------	-----------------------	-----------------------	-----------------------
Operating expenses:
Product and technology
development	125,788	114,766	300,637	382,325
Sales and marketing	223,379	193,785	530,878	642,079
General and administrative	333,559	172,957	1,286,596	648,970
Depreciation and amortization	54,401	38,214	149,043	110,058
	-----------------------	-----------------------	-----------------------	------------------------
Total operating expenses	737,127	519,722	2,267,154	1,783,432
	-----------------------	-----------------------	-----------------------	------------------------
Income (loss) from operations	146,053	(277,983)	97,505	(1,055,661)

Interest expense	(173,790)	(85,642)	(448,617)	(526,388)
	-----------------------	-----------------------	-----------------------	------------------------
Loss before provision (benefit) for
income taxes	(27,737)	(363,625)	(351,112)	(1,582,049)

Provision (benefit) for income taxes	-	-	1,111	800
	-----------------------	-----------------------	-----------------------	------------------------
Net loss	$ (27,737)	$ (363,625)	$ (352,223)	$ (1,582,849)
	=============	=============	=============	==============

Basic and diluted loss available to
common stockholders per common
share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.05)
	=============	=============	=============	==============

Weighted average shares outstanding -
basic and diluted	35,911,544	30,920,702	35,253,633	30,782,582
	=============	=============	=============	==============

See accompanying notes to unaudited consolidated financial statements.

VillageEDOCS and subsidiary
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2004 and 2003
(Unaudited)
	2004	2003
	--------------------	--------------------
Cash Flows from Operating Activities:
Net loss	$ (352,223)	$ (1,582,849)
Adjustments to reconcile net loss to net cash
provided by (used in) operating activities:
Depreciation and amortization	149,043	--
Provision for doubtful accounts receivable	--	9,229
Estimated fair market value of stock options issued
to employees and non-employees for services rendered	5,310	--
Common stock issued to employees and
non-employees for services rendered	--	116,217
Imputed interest expense on convertible debentures	114,946	393,818
Common stock issued for settlement of debt	--	24,000
Changes in operating assets and liabilities, net of
acquisition:
Accounts receivable	(218,649)	(54,048)
Inventories	(7,723)	--
Other assets	(18,212)	(1,340)
Accounts payable	(54,976)	22,991
Accrued expenses and other	509,867	223,038
	--------------------	--------------------
Net cash provided by (used in) operating activities	127,383	(738,886)
	--------------------	--------------------
Cash Flows from Investing Activities:
Purchases of property and equipment	(57,850)	(67,872)
Cash paid for acquisition of TBS	(1,500,000)	--
Cash acquired from acquisition of TBS	70,631	--
Costs incurred for purchase of TBS	(136,029)	--
	--------------------	--------------------
Net cash used in investing activities	(1,623,248)	(67,872)
	--------------------	--------------------
Cash Flows from Financing Activities:
Proceeds from convertible notes payable to related parties	2,015,000	847,000
Principal payments under capital leases	(10,340)	(37,355)
Payments on notes payable	(4,009)	--
Proceeds from exercise of warrants	240	--
	--------------------	--------------------
Net cash provided by financing activities	2,000,891	809,645
	--------------------	--------------------
Net change in cash	505,026	2,887

Cash, beginning of period	64,702	53,327
	--------------------	--------------------
Cash, end of period	$ 569,728	$ 56,214
	============	============
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 28,471	$ 4,577
	============	============
Income taxes	$ 800	$ 800
	============	============
continued.

	2004	2003
	--------------------	--------------------
Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock as acquisition cost	$ 35,200	$ -
	============	============
Issuance of notes payable in acquisition	$ 2,100,000	$ -
	============	============
Goodwill generated in acquisition	$ 2,547,077	$ -
	============	============
Issuance of common stock in acquisition	$ 440,000	$ -
	============	============
Debt assumed in acquisition	$ 151,302	$ -
	============	============
Debt discount in issuance of convertible notes payable
to related party	$ 542,167	$ -
	============	============
Equipment financed through capital lease	$ -	$ 21,233
	============	============

See accompanying notes to unaudited consolidated financial statements.

VillageEDOCS

Notes to Unaudited Consolidated Financial Statements - September 30, 2004 and 2003

1.          Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the consolidated financial statements included herein.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the consolidated financial position as of September 30, 2004, and the results of operations for the three and nine months ended September 30, 2004 and 2003.

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

2.          Background, Organization and Basis of Presentation

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company operates an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restruction that includes the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company.  In connection with the reorganization, the Company formed MessageVision, Inc. on October 25, 2004.  The unaudited consolidated financial statements include the accounts of the Company and TBS, its wholly owned subsidiary, since February 17, 2004. All significant inter-company transactions and balances have been eliminated in consolidation.

3.          Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses from operations in each year since inception.  The Company's net losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand both its internet-enabled fax service business and its government billing and accounting hardware, software and services business.  In addition, the Company is actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.

The Company's success is dependent upon numerous items, certain of which are the successful growth of revenues from its products and services, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company's current and future cost structure, and its success in obtaining financing for equipment and operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations.  These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing.  The failure of the Company to meet any of these conditions could have a materially adverse effect upon the Company and may force the Company to reduce or curtail operations. Although management believes that its operations will begin generating net income during the first quarter of 2005, no assurance can be given that the Company can achieve or maintain profitable operations.

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

4.         Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's two reportable segments are managed separately based on fundamental differences in their operations. Since February 17, 2004, the Company has operated in the following two reportable segments (see Note 11):

(a)  Electronic document delivery services.

(b)  Government accounting products and services.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At September 30, 2004, the Company has recorded an allowance for doubtful accounts of $32,000.  No single customer accounted for more than 10% of accounts receivable at September 30, 2004.  No single customer accounted for more than 10% of total sales for the nine months ended September 30, 2004 and 2003.

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

Revenue Recognition

The Company has adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" , as well as SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services.  Consulting and training services are billed based on contractual hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company's products which do not require significant customization to or modification of the underlying software code.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common shareholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, 42,501,844  and 22,964,293 as of September 30, 2004 and 2003, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Inventory

Inventory consists primarily of supplies, forms and envelopes and is stated at the lower of cost (using first-in, first-out method) or market.

Goodwill and Other Intangible Assets

The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill associated with acquisitions consummated after June 30, 2001 is not to be amortized, and effective January 1, 2002, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.  As of September 30, 2004, the Company has not yet determined the valuation date to perform an impairment test on goodwill.

Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values.  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At September 30, 2004, management believes there is no impairment of the long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's services will continue, which could result in impairment of long-lived assets in the future.

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

At September 30, 2004, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations (see Note 8).  During the nine months ended September 30, 2004 and 2003, no stock-based employee compensation cost is reflected in the accompanying unaudited statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	------------------	----------------	--------------	-----------------
Net loss as reported	$ (27,737)	$ (363,625)	$ (352,223)	$ (1,582,849)

Add: Total stock-based employee compensation expense under APB 25
	--	--	--	--

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(76,986)	(89,282)	(375,964)	(368,823)
	----------------	----------------	----------------	-----------------

Pro forma net loss	$ (104,723)	$ (452,907)	$ (728,187)	$ (1,951,672)
	==========	==========	==========	==========
Basic and diluted loss per share - as reported
	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.05)
	==========	==========	==========	==========
Basic and diluted loss per share - pro forma
	$ (0.00)	$ (0.02)	$ (0.02)	$ (0.06)
	==========	==========	==========	==========

Beneficial Conversion Feature

The convertible feature of convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF as interest expense and related to detachable warrants as additional paid-in capital when the related instrument is converted into the Company's common stock.

Web Site Development Costs

During the nine months ended September 30, 2004, the Company did not capitalize any costs related to the web site in accordance with the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." During the nine months ended September 30, 2004 and 2003, the Company recorded amortization of web site development costs of $26,917 in each of the respective periods.

Advertising

The Company expenses all advertising costs as incurred.  Advertising costs were $47,677 and $104,000 for the nine months ended September 30, 2004 and 2003, respectively.

Warranty Costs

Government accounting products and services offers a one year and a 90-day warranty period for customers after installation for certain services.  Management has determined that warranty claims are not material to the financial statements as of September 30, 2004.

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
-------------------
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
===========

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

The unaudited pro forma combined historical results, as if TBS had been acquired January 1, 2004 and 2003, are estimated as follows:

For the Nine Months Ended
	September 30, 2004	September 30, 2003
	--------------------------	-------------------------
Net sales	$ 4,489,993	$ 3,112,654
Net loss	$ (366,351)	$ (1,549,860)
Weighted average common
shares outstanding:
Basic and diluted	36,045,633	35,534,582
Loss per share:
Basic and diluted	$ (0.01)	$ (0.04)

Prior to the date of acquisition, TBS's fiscal year ended on October 31.  Accordingly, the unaudited pro forma information for the 2003 period has been prepared by combining the results of VillageEDOCS for the nine months ended September 30, 2003 and the results of TBS for the nine months ended July 31, 2003.

The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such a date, nor is it necessarily indicative of future operating results.

6.         Note Payable

In connection with the acquisition of TBS, the Company assumed a promissory note in connection with a vehicle purchase.  This note is payable in monthly installments of $550, including interest, bears interest at 5.4%, is collateralized by a vehicle, and is due in November 2005.  The outstanding principal balance of this note as of September 30, 2004 was $7,293.

7.         Notes Payable and Convertible Notes Payable to Related Parties

During the nine months ended September 30, 2004, the Company borrowed $315,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").   The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. or Mrs. Williams delivers written notice of his or her conversion election to the Company.  The beneficial conversion feature resulted in a charge to interest expense in the accompanying statement of operations of $61,000 during the nine months ended September 30, 2004.

On February 17, 2004, the Company issued a $1,700,000 secured convertible promissory note for cash.  The note was issued to a related party, C. Alan and Joan P. Williams, and bears interest at 10 percent per annum.  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the note are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the note are convertible into shares of the Company's common stock at a conversion price equal to eighty five percent of average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  As an inducement for Mr. and Mrs. Williams to provide the loan, the Company agreed to issue them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share until February 17, 2009.  There is no beneficial conversion feature associated with this promissory note.  In connection with the issuance of the detachable warrant, the Company recorded a debt discount of $323,810.  The Company will amortize the discount using the effective interest method through October 31, 2007.  In the event that the related debenture is converted to shares of the Company's common stock, the Company will immediately eliminate the corresponding unamortized debt discount against equity.  During the nine months ended September 30, 2004, approximately $54,000 of interest expense was recognized on the accompanying consolidated statement of operations in connection with amortization of the debt discount.

In connection with the acquisition of TBS, the Company issued a $300,000 convertible promissory note to Stephen A. Garner and a $300,000 convertible promissory note to James L. Campbell (the "TBS Notes").  Each of the TBS Notes bears interest at 5 percent per annum and is due and payable in three equal annual installments of  $100,000, with the first installment due on February 17, 2005 and subsequent installments due on February 17, 2006 and February 17, 2007.  The TBS Notes are secured by a Stock Pledge Agreement and a Security Agreement.  In addition, Messrs. Garner and Campbell have the right to convert the balance of unpaid principal and interest of the TBS Notes into shares of the Company's common stock at the rate of 9.8 shares of Common Stock for each $1.00 of principal and interest to be converted.  Since the conversion price was based upon the fair market value of the Company's common stock on the date of issuance, there is no beneficial conversion feature associated with the TBS Notes.

In connection with the acquisition of TBS, the Company assumed promissory notes in the aggregate amount of $140,000 to Stephen A. Garner and James L. Campbell.  The notes bear interest at 8 percent per annum and are due and payable on December 31, 2004.

Total interest expense recognized on all the convertible notes payable (including accrued interest based on the stated interest rate) was $448,617 and $526,388 during the nine months ended September 30, 2004 and 2003, respectively.  Total interest accrued and not paid on the convertible notes payable to related parties as of September 30, 2004 totaled $895,398 and is included in the accompanying consolidated balance sheet.

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

b.       Stock Options

Effective January 30, 2002, the Board of Directors of the Company adopted an equity incentive plan (the "2002 Plan") that authorized the issuance of options to acquire up to 28,000,000 shares of common stock, as amended, to employees and certain outside consultants.   On November 27, 2002, the stockholders of the Company approved the 2002 Plan and the number of shares reserved for issuance pursuant to the 2002 Plan.  The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.  The number of options under the 2002 Plan available for grant at September 30, 2004 was 10,890,282.

During the nine months ended September 30, 2004, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  5,150,000 shares at $0.15 per share, 150,000 shares at $0.17 per share, 2,840,000 shares at $0.18 per share, 10,000 shares at $0.1875 per share, 25,000 shares at $0.19 per share, 35,000 shares at $0.20 per share.   All options were issued above or at the fair market value on the dates of grant and vest on various dates from the date of grant through September 2009.

Options to purchase 50,000 shares at $0.10 (the fair market value on the date of grant) were granted to a non-employee consultant during 2003.  These options vested on February 28, 2004 and $5,310 of consulting expense was recognized in the accompanying consolidated statements of operations in connection with the vesting of these options.

During the nine months ended September 30, 2004, 1,286,036 options under the 2002 Plan and 130,885 other options were cancelled due to their expiration or the termination of employment.

c.        Warrants

During the nine months ended September 30, 2004, warrants to purchase 24,019 shares of the Company's common stock were exercised by a non-affiliate for $240 in cash.

On June 29, 2004, warrants to purchase 49,256 shares of the Company's common stock expired unexercised.

5,000,000 additional warrants were issued in connection with convertible debentures payable to related parties (see Note 7).

9.         Loss per Share

              Basic and diluted loss per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	----------------	------------------	-----------------	------------------
Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$ (27,737)	$ (363,625)	$ (352,223)	$ (1,582,849)
	==========	==========	==========	==========

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	35,911,544	32,253,633	30,920,702	29,949,839
	==========	==========	==========	==========
Net loss per common share available to common stockholders	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.05)
	==========	==========	==========	==========

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

	Three months ended	Nine months ended
	September 30, 2004	September 30, 2004	(1)
	------------------------	------------------------

Net revenue from external customers:

Electronic document delivery services	$ 708,027	$ 1,988,410
Government accounting products and services	974,890	1,940,298
Corporate	-	-
	-----------------------	----------------------
Total net revenue from external customers:	$ 1,682,917	$ 3,928,708
	==============	==============

Operating income (loss):

Electronic document delivery services	$ 131,110	$ 215,815
Government accounting products and services	144,782	301,478
Corporate	(129,839)	(419,788)
	----------------------	-----------------------
Total operating income (loss):	$ 146,053	$ 97,505
	==============	==============

Interest expense:

Electronic document delivery services	$ 66,587	$ 259,888
Government accounting products and services	3,280	6,713
Corporate	103,923	182,016
	----------------------	-----------------------
Total interest expense:	$ 173,790	$ 448,617
	==============	==============

Net income (loss):

Electronic document delivery services	$ 49,675	$ (58,921)
Government accounting products and services	156,350	308,502
Corporate	233,762)	601,804)
	----------------------	-----------------------
Total net loss:	$ (27,737)	$ (352,223)
	==============	==============

Identifiable assets:

Electronic document delivery services	$ 535,196	$ 535,196
Government accounting products and services	3,674,663	3,674,663
Corporate	35,139	35,139
	----------------------	-----------------------
Total identifiable assets:	$ 4,244,998	$ 4,244,998
	==============	==============

Capital expenditures:

Electronic document delivery services	$ 25,025	$ 51,741
Government accounting products and services	-	6,109
Corporate	-	-
	-----------------------	-----------------------
Total capital expenditures:	$ 25,025	$ 57,850
	==============	==============

(1) Results and balances for Electronic document delivery services and Corporate are reported as of and for for the three and nine months ended September 30, 2004. Results and balances for Government accounting products and services are reported as of and for the the periods from February 17, 2004 (date of acquisition) through September 30, 2004

12.           Related Party Transactions

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

13.           Subsequent Events

On October 13, 2004, the Company borrowed an additional $15,000 from C. Alan and Joan P. Williams and issued a convertible promissory note with terms identical to those described in the first paragraph of Note 7 above.  The beneficial conversion feature contained in this promissory note resulted in a debt discount of $8,659 which will be recorded to interest expense over the life of the note.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of September 30, 2004, and the unaudited consolidated statements of operations and cash flows for the three and nine months ended September 30, 2004 and 2003, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2003 and 2002, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 29, 2004.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  During the fiscal year ended October 31, 2003, TBS's net revenues were $3,324,059.  During the fiscal year ended December 31, 2003, the Company's net revenues were $1,882,027.  This acquisition has caused, and is expected to cause, the Company's results of operations during 2004 to vary significantly from those reported for 2003 due to the consolidation of TBS during most of 2004.  Accordingly, management believes that the following presentation of comparative results of operations, while required, may not be meaningful.

As reported in the Independent Auditors' Report on our December 31, 2003 financial statements, the Company has suffered recurring losses from operations, had negative cash flows from operations, and had a net capital deficiency that raises substantial doubt about our ability to continue as a going concern.

Management is seeking additional financing by issuing convertible debt to existing shareholders during 2004. In addition, management plans to seek equity or a combination of equity and debt financing from new shareholders and/or lenders in the fourth quarter of 2004 or the first quarter of 2005.  Management is actively pursuing both of these financing arrangements. In addition, the Company is actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  Between January and October 2004, one of our shareholders loaned us $330,000 to fund our operating shortfalls; however, he has no binding obligation to continue providing funds. If the planned financings are obtained and/or the shareholder continues to cover our operating shortfalls, the Company believes it will have adequate cash to sustain operations until it becomes profitable. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve and maintain profitable operations.

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

Revenue Recognition.  The Company has adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition" , as well as SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services.  Consulting and training services are billed based on contractual hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company's products which do not require significant customization to or modification of the underlying software code.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

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

Goodwill and Other Intangible Assets.  The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.  As of September 30, 2004, the Company has not yet determined the valuation date to perform an impairment test on goodwill.

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

Beneficial Conversion Feature.  The convertible feature of convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27, "Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF as interest expense and related to detachable warrants as additional paid-in capital when the related instrument is converted into the Company's common stock.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales

Net sales for the three months ended September 30, 2004 were $1,682,917, a 265% increase over net sales for prior year quarter of $461,396.  The increase in the 2004 quarter resulted from an increase of $246,631 in revenue from the Company's electronic document delivery services (which resulted from growth in the number of clients) as well as the addition of $974,890 in revenue of TBS.

Cost of Sales

Cost of sales for the three months ended September 30, 2004 were $799,737 as compared to the $219,657 reported for the three months ended September 30, 2003.  The increase in the 2004 quarter of $580,080 resulted from an increase of $9,764 from the Company's electronic document delivery services as well as the addition of $570,316 in costs of sales of TBS.  Total cost of sales during the 2004 quarter represented 48% of sales.  Cost of sales for the Company's electronic document delivery services during the 2004 quarter represented 14% of sales as compared with 48% of sales in the 2003 quarter reflecting reduced telecommunications and other costs associated with providing electronic document delivery services despite an improvement in revenues from those services.

Gross Profit

Gross profit for the three months ended September 30, 2004 increased 265% to $883,180 as compared to $241,739 for the prior year quarter.  Gross profit margin for both the 2004 and 2003 quarters was 52%.  Of the overall increase of $641,441, $236,867 is attributable to improved profits from the Company's electronic document delivery service, and $404,574 is attributable to TBS.

Operating Expenses

Operating expenses for the three months ended September 30, 2004 increased by 43% to $744,911 from the $519,722 reported in the three months ended September 30, 2003, an increase of $225,189.  Product and technology development increased $11,022 to $125,788 from the $114,766 reported in the prior year quarter, which was comprised of a decrease of $28,929 from reduced staff at the electronic document delivery service as offset by $39,951incurred by TBS.  Sales and marketing increased by $29,594 to $223,379 from the $193,785 reported in the prior year quarter, which was comprised of a $38,454 decrease due to a reduction in sales management staff at the electronic document delivery service as offset by $68,048 incurred by TBS.  General and administrative increased by $160,602 to $333,559 from the $172,957 reported in the prior year quarter.   The overall increase was comprised of a $45,092 increase in salaries, legal, and accounting at the electronic document delivery service and $115,510 incurred by TBS.  Depreciation and amortization expense increased $16,187 to $54,401 from the $38,214 reported in the 2003 quarter.  The overall increase was comprised of a 16% decrease from electronic document delivery services (due to disposal of certain capitalized equipment during the fourth quarter of 2003) and the addition of depreciation from equipment owned by TBS.  During the three months ended September 30, 2004, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 7%, 13%, 20%, and 3% of net sales, respectively.  During the three months ended September 30, 2003, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 25%, 42%, 37%, and 8% of net sales, respectively.

Interest Expense

Interest expense for the quarter ended September 30, 2004 increased by 103% to $173,790 from the $85,642 reported in the prior year quarter because of an increase in borrowings related to the acquisition of TBS which was partially offset by a decrease in charges related to the beneficial conversion feature associated with 2004 borrowings as compared to 2003 borrowings that resulted from fluctuations in the market price of the Company's common stock.  Interest expense incurred in connection with capital leases decreased in the 2004 quarter as compared with the 2003 quarter.

Net Loss

As a result of the foregoing, net loss for the three months ended September 30, 2004 was $27,737, or $0.00 per share, compared to a net loss of $363,625, or $0.01 per share, for the three months ended September 30, 2003 on weighted average shares of 35,911,544 and 30,920,702, respectively.

Nine Months Ended September 30, 2004 Compared to Nine Months Ended September 30, 2003

Net Sales

Net sales for the nine months ended September 30, 2004 were $3,928,708, a 185% increase over net sales for the prior year period of $1,379,613.  The increase in the 2004 period resulted from an increase of $608,797, or 44%, in revenue from the Company's electronic document delivery services (which resulted from growth in the number of clients) as well as the addition of $1,940,298 in revenue contributed by TBS.

Cost of Sales

Cost of sales for the nine months ended September 30, 2004 were $1,564,049 as compared to the $651,842 reported for the nine months ended September 30, 2003.  The increase in the 2004 period of $912,207 resulted from an increase of $93,772 from the Company's electronic document delivery services as well as the addition of $818,435 in costs of sales of TBS.  Total cost of sales during the 2004 period represented 40% of sales.  Cost of sales for the Company's electronic document delivery services during the 2004 period represented 37% of sales as compared with 47% of sales in the 2003 period reflecting reduced telecommunications and other costs associated with providing electronic document delivery services despite an improvement in revenues from those services.

Gross Profit

Gross profit for the nine months ended September 30, 2004 increased 225% to $2,364,659 as compared to $727,771 for the prior year period.  Gross profit margin for the 2004 period was 60% as compared with 53% for the 2003 period.  Of the overall increase of $1,636,888, $515,026 is attributable to improved profits from the Company's electronic document delivery service, and $1,121,862 is attributable to TBS.

Operating Expenses

Operating expenses for the nine months ended September 30, 2004 increased by 28% to $2,274,938 from the $1,783,432 reported in the nine months ended September 30, 2003, an increase of $491,506.  Product and technology development decreased $81,688 to $300,637 from the $382,325 reported in the prior year period because of a reduction in staff at the electronic document delivery service.  Sales and marketing decreased by $111,201 to $530,878 from the $642,079 reported in the prior year period due to a reduction in sales management staff and a small decrease in spending on sales lead generation programs.  General and administrative increased by $637,626 to $1,286,596 from the $648,970 reported in the prior year period.   The overall increase was comprised of a $14,936 decrease (comprised of a decrease in consulting fees which was partially offset by by increases in salaries, legal, and accounting) from the electronic document delivery services and $652,562 attributable to TBS.  Depreciation and amortization expense increased $38,985 to $149,043 from the $110,058 reported in the 2003 period.  The overall increase was comprised of a 15% decrease from electronic document delivery services (due to disposal of certain capitalized equipment during the fourth quarter of 2003) and the addition of depreciation from equipment owned by TBS.  During the nine months ended September 30, 2004, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 8%, 14%, 33%, and 4% of net sales, respectively.  During the nine months ended September 30, 2003, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 28%, 47%, 47%, and 8% of net sales, respectively.

Interest Expense

Interest expense for the nine months ended September 30, 2004 decreased by 15% to $448,617 from $526,388 reported in the prior year period because of a decrease in charges related to the beneficial conversion feature associated with 2004 borrowings as compared to 2003 borrowings that resulted from fluctuations in the market price of the Company's common stock.   Interest expense incurred in connection with capital leases decreased in the 2004 period as compared with the 2003 period.

Net Loss

As a result of the foregoing, net loss for the nine months ended September 30, 2004 was $352,223, or $0.01 per share, compared to a net loss of $1,582,849, or $0.05 per share, for the nine months ended September 30, 2003 on weighted average shares of 35,253,633 and 30,782,582, respectively.

LIQUIDITY

During the nine months ended September 30, 2004, the Company's net cash position increased by $505,026 to $569,728. The Company generated $2,000,891 from financing activities, and $127,383 from operating activities; however, the Company's investing activities used net cash of $1,623,248.

Net cash provided by operating activities for the nine months ended September 30, 2004 was $127,383, an increase of $866,269 from the $738,886 used in operating activities for prior year period, mainly due to the decrease in net loss for the 2004 period as well as an increase in revenues and customer deposits at TBS.

The Company's investing activities consisted of the acquisition of TBS and purchase of computer equipment. Net cash used for investment activities increased $1,555,376 to $1,623,248 from the $67,872 reported for 2003.

Net cash provided by financing activities for the nine months ended September 30, 2004 was $2,000,891, and included proceeds of $2,015,000 from stockholder loans. Net cash provided by financing activities for the nine months ended September 30, 2003 was $809,645, which included proceeds of $847,000 from stockholder loans.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our recent acquisition of TBS.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.    Accordingly, we may experience negative operating and investing cash flows through the remainder of 2004.  We currently anticipate that our available cash resources will be insufficient to meet our anticipated working capital and capital expenditure requirements beyond December 31, 2004.  We believe we will require up to $75,000 in new financing during the remainder of 2004 in addition to our current revenue streams to support our operations until the electronic document delivery business and TBS consistently generate net cash flows sufficient to offset the anticipated expenses of operating the corporate segment.  Should our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

While we believe that sustainable profitability is achievable, we have a history of losses.  While both the electronic document delivery business and TBS have alternately reported both monthly operating incomes and monthly operating losses during the period ended September 30, 2004, operating incomes have been insufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from these two reporting segments, we may never achieve profitability for the Company as a whole.  Should we achieve profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

Between November 2000 and at least December 2004, our operating shortfalls have been, and are expected to be, funded by one shareholder, an affiliate, to whom we owe $3,897,000 in principal and $657,682 in interest as of September 30, 2004. Assuming that this shareholder continues to fund any future operating shortfalls, we will be able to sustain operations at current levels. However, this shareholder has no obligation to continue to fund our operating shortfalls and could stop doing so at any time.  We may be required to alter the terms of the convertible promissory notes held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

RECENT DEVELOPMENTS

During October 2004, the Company obtained cash of $15,000 in consideration for a convertible note issued to one stockholder, who is an affiliate. The note bears interest at 10 percent per annum. The note and accrued interest are due at the earlier of one of three events: 1) acquisition of a controlling interest in the Company by a third party; 2) October 31, 2005; or 3) the receipt by the Company of $3,000,000 or more from an equity financing. If the Company achieves the equity financing, the stockholders have the option to convert the note plus accrued interest into common stock at the lower of $2.50 per share or the price per share of common stock issued in the equity financing. If the Company is acquired, the stockholders have the option to convert the note plus accrued interest into common stock at the lower of $2.50 per share or the price per share paid by the acquirer. The note is convertible at any time at the option of the holder at a price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ, or other established securities exchange or market for the ten (10) consecutive trading days prior to the date the holder delivers written notice of conversion election to the Company.

ITEM 3 - CONTROLS AND PROCEDURES

As required by Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, as of September 30, 2004, the Company carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures.  This evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and the Company's Chief Financial Officer, who concluded that the Company's disclosure controls and procedures are effective.  There have been no significant changes in the Company's internal control or in other factors, which could significantly affect internal controls subsequent to the date the Company carried out its evaluation.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not a party in any lawsuits.   There were no new legal matters to report during the three months ended September 30, 2004.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2004, the Company borrowed $45,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").   The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. Williams delivers written notice of his conversion election to the Company.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5 - OTHER INFORMATION.

None.

ITEM 6 - EXHIBITS.

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

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 15, 2004 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 15, 2004 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 15, 2004 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 15, 2004 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: November 15, 2004	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: November 15, 2004	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)