Form 10KSB
period 2004-12-31
VILLAGEEDOCS INC
filed 2005-03-31
CIK 1122099

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------------

FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004	Commission File Number: 00031395

VillageEDOCS

(Name of Small Business Issuer in its Charter)

California	33-0668917
----------------------------------------------------------	----------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14471 Chambers Road, Suite 105, Tustin, CA	92780
------------------------------------------------------------	----------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number:	(714) 734-1030

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

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

State issuer's revenues for its most recent fiscal year:  $6,014,269

State the aggregate market value of the voting stock held by non-affiliates of the issuer:  $1,065,053 as of February 28, 2005.

Number of shares of the issuer's common stock, no par value, outstanding as of February 28, 2005:  76,369,213 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format                YES (   )____NO (X)

Indicate by check mark whether the Issuer  is an accelerated filer (as defined in Rule 12b-2 of the Act        YES (   )____NO (X)

VillageEDOCS
FORM 10-KSB INDEX
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

WEBSITE ACCESS TO REPORTS

The Company's Internet website address is www.villageedocs.com.  The Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments thereto, are available free of charge on the Company's website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

OVERVIEW

VillageEDOCS (the "Company" or "We") is incorporated in the State of California. The Company was originally incorporated in 1995 in Delaware as SoftTek, Inc. In August 1997, we changed our name to SoftTek Technologies Inc. and reincorporated in California. In 1999 we changed our name to VillageFax.com, Inc., and then, as of July 11, 2000, to VillageEDOCS. Until late 1998, the Company provided product marketing services and fax server products, which were discontinued in 1998.  During 1998 to 2003, our exclusive line of business was the provision of worldwide, Internet-based, business-to-business fax services.  In 2003 we made the decision to accelerate our growth by actively seeking out and pursuing opportunities to acquire businesses that provide complementary and strategic document management technologies, greater market penetration, new revenue streams, or new sales channels for our current service offerings.  On February 17, 2004 we acquired Tailored Business Systems, Inc., ("TBS") a company that has designed, produced, installed, provided and supported computer software systems and services for the governmental sector since 1973. During 2004 and in connection with our plan to expand the operations of the Company through additional acquisitions, we formed MessageVision, Inc.  ("MessageVision" or"MVI") and transferred to it the operations of the fax service.  As a result, the Company is structured as a holding company, with two wholly owned  subsidiaries. It is through these subsidiaries that we perform our business.

Also, unless otherwise indicated by the context, the "Company" means the parent company, VillageEDOCS.

The Company's principal executive offices are currently located at 14471 Chambers Road, Suite #105, Tustin, CA  92780.

Operating Segments

Segment revenue and profit information is presented in Note 13 (of the Company's 2004 Financial Statements, filed as Exhibit 99.1 to this report.  See Item 6 "Management's Discussion and Analysis of Financial Condition and Results of Operations" for additional financial data and commentary on recent financial results for operating segments.

The two operating businesses that are reported as segments are electronic document delivery services (MVI) and government accounting products and services (TBS). There is appropriate elimination of the net assets or liabilities of subsidiaries and the immaterial effect of transactions between segments to arrive at total consolidated data. A summary description of both of our operating segments follows.

Electronic Document Delivery Services

MessageVision (45% of consolidated revenues in 2004) is a California corporation formed in 2004 to operate the historical business of VillageEDOCS, an Internet-based fax service that enables a user to send an electronic fax document to an individual or to a broadcast list of thousands through a web browser (i.e. Microsoft Explorer, etc.), e-mail package (i.e. Microsoft Exchange,  Microsoft Outlook, Lotus, etc.), Microsoft Windows-based application, Enterprise Resource Planning or Customer Relationship Management system, or proprietary corporate information system.  As of February 28, 2005, we had approximately 377 active clients.  During 2004, no single customer accounted for more than 10% of net sales.

We use proprietary, internally-developed document processing and transmission systems to create and send or receive documents for our clients.  We provide Internet-based fax services that integrate with existing Internet-connected systems within companies where invoices, statements, purchase orders, ticket confirmations, and other key documents originate. A typical application is characterized by the need to deliver time sensitive, personalized documents to a disparate group of recipients in multiple formats and delivery methods.  Our services are designed for use by a wide range of industries and enterprise sizes using such diverse platforms as Microsoft Windows NT/2000/XP, UNIX, and IBM iSeries (AS/400). Our clients currently include manufacturing companies, E-commerce providers, application service providers, food service corporations, value added resellers, weather reporting services, public relations firms, and direct marketing organizations.   Businesses using J.D. Edwards, Oracle, Peoplesoft, Infinium, IBS and SAP environments, among others, can use our service to become fax-enabled without traditional capital expenditures and ongoing maintenance costs.  We offer our clients the flexibility to send Microsoft Office, Corel, IBM PCL, Adobe PDF, next-generation HTML, and other types of documents through our Internet fax service.  In addition, our service is compatible with virtually any foreign language including character-based Pacific Rim, Middle and Far Eastern languages.  In addition, we offer our clients robust activity reporting and job control functions that are not offered by many of our competitors.  In 2003, we introduced, in concert with a business partner, new document management solutions that provide electronic document presentation functions that enable our clients to automatically generate and deliver presentation-quality documents from enterprise systems such as ERP, CRM, and E-Commerce and to populate a database with data from a document that has either been scanned or received as a fax.

We charge our clients a fee primarily based upon either the number of pages delivered and received, or upon the number of minutes expended, for the delivery or receipt of our clients' documents during the month.  In some cases, we charge one-time and annual perpetuation fees for custom-developed client solutions.

Net sales for the fiscal years ended December 31, 2004 and 2003 were $2,685,882 and $1,882,027, respectively.

Government Accounting Products and Services

TBS (55% of consolidated revenues in 2004) is a Georgia corporation established in 1973.  As a result of the Company pursuing its acquisition strategy, we acquired TBS in February 2004.  As a result, we are engaged in the business of creating, maintaining, training, customizing and supporting computer application programs primarily for the use of city and county governments, the sale and installation of computer equipment and supplies, the printing and ordering of forms, the furnishing of consulting services, and the implementation of internal computer networks in communication with IBM iSeries servers.  We generate revenues from TBS' established client base in the form of printing, billing, and fulfillment services as well as maintenance and training revenues.  We have achieved a dominant share of the Georgia market for small to medium government entities, enjoying 70% of the municipal government market and 65% of the county government market in that state. Our goals include expanding our business model to governmental entities regionally and, eventually, nationwide.  In addition, we intend to expand revenue both from printing and from subscription-based hosted solutions.

We charge for our proprietary software and for general-purpose hardware used in providing in-house solutions.  When a client elects to use the hosted Application Service Provider service, we charge a monthly fee per seat for the use of the Internet based services.  In addition to both offerings, we charge for consulting, installation, implementation, support, annual maintenance and training.  We charge separately for printing and forms jobs based on the specific nature of the requirements.  For printing, it is generally per mailing and for forms on a per page basis.  Net sales for the period from February 17, 2004 (date of acquisition) through December 31, 2004 were $3,328,387.

PRODUCTS AND SERVICES DEVELOPMENT

The Company actively and continually engages in development of additional products and services to offer to our existing and potential new clients.

Our ability to sustain our development activities is dependent upon the availability of sufficient funds from operations or other sources such as proceeds received by the Company from the sale of common stock, bank lines of credit or other credit facilities.

COMPETITION

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company's subsidiaries. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and distribution partners. While we believe that MVI can compete effectively because we offer our clients certain capabilities that much of the competition does not offer, such as custom integration, private-labeling, and electronic document presentation, and while we believe TBS can compete effectively because we provide affordable and reliable full-service solutions tailored to the needs of local governments, there can be no assurance that the Company's competitors will not develop similar products and services that are equal or superior to ours, or that achieve greater market acceptance than the Company's offerings.

OUTLOOK AND STRATEGY

During 2005, we intend to continue our focus on obtaining growth from higher margin products and services at MVI and TBS, as well as growth from acquisitions of companies that consistently generate net income and positive cash flows.  We believe that this strategy offers the best opportunity for the Company's operations to continue to generate positive operating income and cash flows from operations and to achieve net income in 2005.

To reach this goal, we intend to continue our strategy of cost containment.  Should additional growth capital become available during 2005, we intend to direct the capital toward increasing sales and marketing while holding down costs for general and administrative as well as product and technology expenses.

EMPLOYEES

As of February 28, 2005, the holding company had 3 full-time employees, each of whom are executive officers.  MessageVision had 15 full-time employees. These employees include 6 engaged in sales and marketing, 2 in technology development, 5 in operations, and 2 in administration.   TBS had 20 full-time employees, including 2 engaged in sales and marketing, 3 in technology development, 10 in operations, and 5 in administration.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies office space in California and Georgia.  The operations of both the Company and MessageVision are conducted from approximately 3,600 square feet of leased office space located at 14471 Chambers Road, Suite 105, Tustin, California 92780.  The Company leases the Tustin office space pursuant to an operating lease agreement expiring in May 2007 at a cost of $5,380 per month.   The operations of TBS are conducted from approximately 6,200 square feet of leased office space located at 40 Joe Kennedy Blvd., Statesboro, GA  30458.  The Company leases the Statesboro office space pursuant to an operating agreement expiring in January 2009 at a cost of $6,200 per month.  The office building is owned by a partnership controlled by TBS' former owners, who are presently significant employees of TBS (see Item 12 "Certain Relationships and Related Transactions").

Additionally, the Company leases space and operating systems equipment from SBC in Irvine, California at a cost of approximately $6,400 per month primarily to support the service operations of MessageVision.  The highly secure SBC facility is served by all major global telecommunications carriers and is a physically-, environmentally-, and utility-redundant site with multiple telecommunications feeds, multiple emergency power generators, and emergency fuel reserves. These fully redundant systems and emergency power provisions are designed to provide non-stop service and no single point of failure.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party in any lawsuits.

In early 1999, the Company received communications from a company asserting the ownership of certain United States and Canadian patents and making a licensing proposal for these patents on unspecified terms. The Company did not accept the licensing proposal. If these claims prove accurate and the Company is not able to enter into a licensing agreement on acceptable terms, it would have a material adverse effect on MVI and the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On June 16, 2004, holders of a majority of the voting capital stock of the Company acted by written consent in lieu of a special meeting of shareholders to provide for the following:

1.            Amendment to the Certificate of Incorporation increasing the number of authorized no par value shares of the Common Stock from 90,000,000 to 175,000,000, with no stated par value per share.

2.            Approval of a Plan of Restructuring (the "Plan"), which includes the reorganization of the Company's electronic document delivery business by transferring all assets pertaining to the electronic document delivery business into a wholly-owned subsidiary of the Company to be formed for the purpose of the reorganization.

3.            Election of directors.

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

PART II

ITEM 5.  MARKET FOR EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

On January 29, 2002, trading in the Company's common stock commenced on the Over-The-Counter Bulletin Board ("OTCBB").   The following sets forth the range of high and low bid quotations for the periods indicated as reported by Nasdaq Trading and Market Services.  Such quotations reflect prices between dealers without retail mark-up, markdown or commission and may not represent actual transactions.  The Company's common stock is quoted on the OTCBB under the symbol VEDO.  The stock is thinly traded and transactions in the stock are sporadic and infrequent.

Quarter Ended	High Bid	Low Bid
---------------------------------------	-----------	------------
March 31, 2004	$0.180	$0.095
June 30, 2004	$0.190	$0.110
September 30, 2004	$0.200	$0.110
December 31, 2004	$0.190	$0.110

As of December 31, 2004, there were 320 holders of record of the Company's common stock.

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

On December 29, 2004, the Company issued 125,000 shares of restricted common stock at $0.13 per share (fair value on date of issuance) in connection with an employment agreement.

During 2004, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  5,150,000 shares at $0.15 per share, 150,000 shares at $0.17 per share, 2,990,000 shares at $0.18 per share, 10,000 shares at $0.1875 per share, 25,000 shares at $0.19 per share, 35,000 shares at $0.20 per share.   All options were issued above or at the fair market value on the dates of grant and vest on various dates from the date of grant through October 2009.

During the year ended December 31, 2004, the Company borrowed $345,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").   The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. or Mrs. Williams delivers written notice of his or her conversion election to the Company.

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

In connection with the acquisition of TBS, the Company issued a $300,000 convertible promissory note to Stephen A. Garner and a $300,000 convertible promissory note to James L. Campbell (the "TBS Notes").  Each of the TBS Notes bears interest at 5 percent per annum and is due and payable in three equal annual installments of  $100,000, with the first installment paid in full during February 2005 and subsequent installments due on February 17, 2006 and February 17, 2007.  The TBS Notes are secured by a Stock Pledge Agreement and a Security Agreement.  In addition, Messrs. Garner and Campbell have the right to convert the balance of unpaid principal and interest of the TBS Notes into shares of the Company's common stock at the rate of 9.8 shares of Common Stock for each $1.00 of principal and interest to be converted.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION OR PLAN OF OPERATIONS

WEBSITE ACCESS TO REPORTS

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

General Overview

The following Management Discussion and Analysis or Plan of Operations should be read in conjunction with the audited consolidated balance sheet as of December 31, 2004 and the audited consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended and the related notes thereto.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2004 consolidated financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis or Plan of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

On February 17, 2004, the Company acquired TBS.  During its fiscal year ended October 31, 2003, TBS's net revenues were $3,324,059.  During the fiscal year ended December 31, 2003, the Company's net revenues were $1,882,027.  This acquisition has caused the Company's results of operations during 2004 to vary significantly from those reported for 2003 due to the consolidation of TBS during most of 2004.  Accordingly, management believes that the following presentation of comparative results of operations, while required, may not be meaningful for 2004.

In November 2004, the Company signed a letter of intent to acquire a Document Management Solutions Provider.  The acquisition is contingent on financing and other customary closing conditions.  There can be no assurances that the Company will successfully complete this transaction.

Management is actively seeking additional financing by issuing equity or a combination of equity and debt financing from new shareholders and/or lenders in 2005. If the planned financings are obtained, the Company believes it will generate adequate cash to sustain operations at current levels until it begins to operate profitably. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to maintain profitable operations.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our consolidated balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition, stock-based compensation, and goodwill and long-lived assets.  In addition, please refer to Note 3 to the accompanying consolidated financial statements for further discussion of our significant accounting policies.

Revenue Recognition.  The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as revised by SAB No. 104.  As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or the services have been performed, the price is fixed or readily determinable and collectibility is probable.  Sales are recorded net of sales discounts.

The Company has adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as well as SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Stock-Based Compensation.  The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards No. 123 ("SFAS 123"), "Accounting For Stock-Based Compensation."  SFAS 123 defines a fair value based method of accounting for stock-based compensation.  However, SFAS 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25, as amended ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB 25.  See New Accounting Pronouncements below.

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

Long-Lived Assets.  The Company's management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Beneficial Conversion Feature.  The convertible feature of certain of our convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument is converted into the Company's common stock.

RESULTS OF OPERATIONS

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003
Net Sales

Net sales for the year ended December 31, 2004 were $6,014,269, a 220% increase over 2003 net sales of $1,882,027.  The increase of $4,132,242 in 2004 resulted from an increase of $803,855, or 43%, in revenue from MVI (which resulted from growth in the number of higher margin clients) as well as the addition of $3,328,387 in revenue from TBS.  TBS generated 55% of the Company's 2004 revenue between February 17, 2004 (the date of acquisition) and December 31, 2004.  MVI generated the remaining 45% of the Company's 2004 revenue, as compared to 2003, when the operations that the Company has now transferred to MVI comprised 100% of revenue.

Cost of Sales

Cost of sales for the year ended December 31, 2004 were $2,367,789 as compared to the $920,410 reported for the year ended December 31, 2003.  The increase in the 2004 period of $1,447,379 resulted from an increase of $37,215 from MVI as well as the addition of $1,410,164 in costs of sales of TBS.  Total cost of sales during the 2004 period represented 39% of sales.  Cost of sales for MVI during the 2004 period represented 36% of sales as compared with 49% of sales in the 2003 period reflecting reduced telecommunications and other costs associated with providing electronic document delivery services despite an improvement in revenues from those services.

Gross Profit

Gross profit for the year ended December 31, 2004 increased 279% to $3,646,480 as compared to $961,617 for the prior year period.  Gross profit margin for 2004 was 61% as compared with 51% for 2003.  Of the overall increase of $2,684,863, $766,640 is attributable to improved profits from MVI, and $1,918,223 is attributable to TBS.

Operating Expenses

Operating expenses for the year ended December 31, 2004 increased by 42% to $3,368,670 from the $2,365,560 reported in 2003, an increase of $1,003,110.

Product and technology development decreased $69,671 to $418,444 from the $488,115 reported in 2003.  $136,941 of the net decrease is attributable to a reduction in staff at MVI; however, that decrease was offset by an increase of $67,270 attributable to TBS.

Sales and marketing decreased by $80,983 to $725,155 from the $806,138 reported in 2003.  Of the net decrease, $164,626 is due to a reduction in sales management staff and a small decrease in spending on sales lead generation programs at MVI; however, that decrease was offset by an increase of $83,643, the sales and marketing costs of TBS.

General and administrative increased by $1,068,412 to $1,990,744 from the $922,332 reported in 2003.   The overall net increase was comprised of a $653,315 decrease at MVI (comprised of a decrease in consulting fees, salaries, legal, and accounting) which was offset by the addition of $1,162,455 in general and administrative expenses of TBS and $560,072 in general and administrative expenses of the holding company (comprised of consulting fees, salaries, benefits, legal, accounting, and travel expenses).

Depreciation and amortization expense increased $85,352 to $234,327 from the $148,975 reported in 2003.  The overall increase was comprised of a 30% decrease from electronic document delivery services (due to disposal of certain capitalized equipment during the fourth quarter of 2003) which was offset by the addition of $77,617 in depreciation from equipment owned by TBS, and $52,500 in amortization expense related to intangible assets.

During the year ended December 31, 2004, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 7%, 12%, 33%, and 4% of net sales, respectively.  During the year ended December 31, 2003, expenses related to product and technology development, sales and marketing, general and administrative, and depreciation and amortization represented 26%, 43%, 49%, and 8% of net sales, respectively.

Operating Income (Loss)

Income from operations for the year ended December 31, 2004 was $277,810, an increase of $1,681,753 (120%) from the loss from operations of $1,403,943 reported in 2003.  The overall increase was comprised of (i) an increase of $1,766,287 in operating income from MVI, which grew to $362,344 in 2004 (compared to an operating loss of $1,403,943 in 2003), (ii) the addition of $475,538 in operating income from TBS during 2004, and (iii) an operating loss of $560,072 from the holding company.

Interest Expense

Interest expense for the year ended December 31, 2004 increased by $4,964 to $666,623 from $661,659 reported in 2003.  The overall increase was comprised of $241,737 in interest on borrowings of TBS (substantially all of which is attributable to the acquisition financing), which was offset by a $236,773 or 36% decrease from MVI that resulted from a decrease in charges related to the beneficial conversion feature associated with 2004 borrowings as compared to 2003 borrowings because of fluctuations in the market price of the Company's common stock.   Interest expense incurred in connection with capital leases decreased in the 2004 period as compared with the 2003 period.

Net Loss

As a result of the foregoing, net loss for the year ended December 31, 2004 was $391,213, or $0.01 per share, compared to a net loss of $2,106,345, or $0.07 per share, for the year ended December 31, 2003 on weighted average shares of 35,321,760 and 30,828,738, respectively.

LIQUIDITY

During the year ended December 31, 2004, the Company's net cash position increased by $393,307 to $458,009. The Company generated $171,572 from operating activities, and $1,882,105 from financing activities; however, the Company's investing activities used net cash of $1,660,370.

Net cash provided by operating activities for the year ended December 31, 2004 was $171,572, an increase of $1,171,333 from the $999,761 used in operating activities in 2003, mainly due to the decrease in net loss for 2004 as well as an increase in revenues and customer deposits at TBS.

The Company's investing activities consisted of the acquisition of TBS and purchase of computer equipment. Net cash used for investment activities increased $1,580,188 to $1,660,370 from the $80,182 reported for 2003.

Net cash provided by financing activities for the year ended December 31, 2004 was $1,882,105, and mainly included proceeds of $2,045,000 from stockholder loans. Net cash provided by financing activities for the year ended December 31, 2003 was $1,091,318, which included proceeds of $1,132,000 from stockholder loans.

On February 10, 2005, the Company received notice from C. Alan Williams and Joan P. Williams of their intent to convert $3,682,609 in convertible secured promissory notes payable and accrued interest thereon to 40,332,669 shares of the Company's restricted common stock.  As a result of the conversion, the Williams acquired shared voting and shared dispositive power over seventy-seven percent (77%), or 59,495,094 shares, of the Company's common stock.  After the conversion, the amount owed by the Company to the Williams pursuant to convertible promissory notes payable was $1,000,000 in principal and approximately $44,000 in unpaid interest.  As a result of the conversion, the Company will report a reduction in interest expense in connection with its borrowings from the Williams.  Had the conversion not occurred and assuming all notes remained outstanding during 2005, management estimates that interest expense for 2005 would have been approximately $661,000.  As a result of the conversion, management estimates that interest expense for 2005 on borrowings from the Williams will not exceed approximately $511,000.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our recent acquisition of TBS.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.    Accordingly, we may experience negative operating and investing cash flows through the remainder of 2005 until the electronic document delivery business and TBS consistently generate net cash flows sufficient to offset the anticipated expenses of operating the holding company.  While we believe that our available cash resources combined with our current revenue streams will be sufficient to meet our anticipated working capital requirements, we will require addition financing to fund capital expenditure requirements for 2005.  Should our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses.  While both MVI and TBS have alternately reported both monthly operating incomes and monthly operating losses during 2004, operating incomes have been insufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from these two reporting segments, or reducing expenses of the holding company, we may never achieve profitability for the Company as a whole.  Should we achieve overall profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

Between November 2000 and November 2004, our operating shortfalls were primarily funded by one majority shareholder, an affiliate, to whom we owe $1,000,000 in principal and approximately $50,000 in interest as of February 28, 2005. Assuming that this shareholder continues to fund any future operating shortfalls, we believe we will be able to sustain operations at current levels. However, this shareholder has no obligation to continue to fund any future operating shortfalls and could stop doing so at any time.  We may be required to alter the terms of the convertible promissory notes held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. We will need to raise additional capital in the future to meet our operating and investing cash requirements. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable the Company to achieve or maintain profitable operations.  If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership.

The Report of Independent Registered Public Accounting Firms on our December 31, 2004 consolidated financial statements includes an explanatory paragraph stating that the Company has incurred recurring losses, and has a working capital deficit of $528,587 at December 31, 2004, and that these factors raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT DEVELOPMENTS

Conversion of Debt

On February 10, 2005, the Company received notice from C. Alan Williams and Joan P. Williams of their intent to convert $3,682,609 in convertible secured promissory notes payable and accrued interest thereon to 40,332,669 shares of the Company's restricted common stock.  Per the terms of the convertible secured promissory notes, the conversion price with respect to $1,939,652 in principal and interest was $0.07 per share.  The conversion price with respect to $853,091 in principal and interest was $0.1275 per common share, which was eighty-five percent of the average of the Company's common stock closing bid price on the OTCBB for the ten consecutive trading days prior to February 10, 2005.  The conversion price with respect to $889,866 in principal and interest was $0.15 per share, which was the average of the Company's common stock closing bid price on the OTCBB for the ten consecutive trading days prior to February 10, 2005.

In consideration for the Williams' conversion, the Company granted the Williams a full-ratchet anti-dilution right to receive additional shares of its common stock in the event that any shares of common stock or stock purchase rights are issued by the Company to another noteholder, Mr. James Townsend, in an amount greater than that which is set forth by the terms of the amended promissory notes to Mr. Townsend, as of the date of the conversion.  The amount of additional shares issued to the Williams, if any, shall be determined pro rata based on the ratio of the Williams' conversion amount to Mr. Townsend's conversion amount.

As a result of the conversion, the Williams acquired shared voting and shared dispositive power over seventy-seven percent (77%), or 59,495,094 shares, of the Company's common stock.  After the conversion, the amount owed by the Company to the Williams pursuant to convertible promissory notes payable was $1,000,000 in principal and approximately $44,000 in unpaid interest.

FACTORS THAT MAY AFFECT FUTURE RESULTS

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition, or operating results could be negatively affected.

Some of the information in this Annual Report on Form 10-KSB contains forward-looking statements ome of the information in this Annual Report on Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "estimate" and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other "forward-looking" information.

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

The market for both business-to-business electronic commerce solutions and for government accounting products and services is extremely competitive and we may not be able to compete effectively.

Because both the business-to-business market place and the business-to-small government market place are highly competitive and have low barriers to entry, we cannot assure you that we will be able to compete effectively. We expect competition to intensify as current competitors expand their product offerings and new competitors like us enter the market. We cannot assure you that we will be able to compete successfully against current or future competitors, or that competitive pressures we face will not harm our business, operating results, or financial condition.

Many of our competitors will have, and potential competitors may have, more experience developing software and matching solutions, larger technical staffs, larger customer bases, greater brand recognition, and greater financial and other resources than we have. In addition, competitors may be able to develop products and services that are superior to our products and services, achieve greater customer acceptance or have significantly improved functionality as compared to our existing and future products and services. There is a risk that the products and services offered by our competitors now or in the future will be perceived as superior to ours.

Significant Indebtedness

Our significant debt could adversely affect our financial resources and prevent us from satisfying our debt service obligations.  We have a significant amount of indebtedness and are very likely to incur additional indebtedness in the future.  We presently do not generate sufficient cash flow from operations to service interest payments.  In the future, we may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt.

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

  our ability to attract new and repeat customers;
  our ability to keep current with the evolving requirements of our target market;
  our ability to protect our proprietary technology;
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

One shareholder and his wife own 59,495,094 shares, or approximately 77%, of the outstanding shares of our common stock as of February 28, 2005.  These individuals have the ability to elect our entire board of directors and to approve or disapprove all other matters requiring the vote of shareholders.

Our officers and directors may be able to influence stockholder actions.

Executive officers and directors, in the aggregate, beneficially own approximately 15% of our outstanding voting stock. These stockholders acting together may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, and the approval of mergers or other business combination transactions in a manner that could conflict with our other stockholders.

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

As of February 28, 2005, the Company had 76,369,213 shares of its Common Stock issued and outstanding, approximately 71,000,000 of which are "restricted securities." Rule 144 of the Commission provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of the Company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning the Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of Common Stock may adversely affect prevailing market prices of the Common Stock.

Outstanding options and warrants could affect the market price of our common stock.

As of December 31, 2004, there were outstanding stock options and warrants to purchase an aggregate of 25,109,670 shares of Common Stock at exercise prices ranging between of $0.10 per share and $2.50 per share.  The exercise of such outstanding options will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the Common Stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

Our stock price will fluctuate which could result in substantial losses for investors

The market price for our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	Quarterly variations in operating results;
•	Changes in financial estimates by securities analysts;
•	Announcements by us or our competitors of new products, significant contracts, acquisitions, or strategic relationships;
•	Disputes concerning our proprietary rights or any future patents, trademarks or copyrights;
•	Publicity about our company, our products, or our competitors;
•	Publicity regarding actual or potential medical results relating to products under development by us or our competitors;
•	Additions or departures of key personnel;
•	Any future sales of our common stock or other securities;
•	Stock market price and volume fluctuations of publicly-traded companies; and
•	Business combination transactions.

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

Trading in our common stock on the OTCBB may be limited thereby making it more difficult for investors to resell their shares of our common stock.

Our common stock trades on the OTCBB. The OTCBB is not an exchange and, because trading of securities on the OTCBB is often more sporadic than the trading of securities listed on an exchange or NASDAQ, you may have difficulty reselling any of the shares that you purchase from the selling shareholders.

Our common  shareholders may experience substantial dilution

The sale of a substantial number of shares of our common stock in the public market, or the prospect of such sales, could materially and adversely affect the market price of our common stock. We are authorized to issue up to 175,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon exercise of options and warrants, could depress prevailing market prices for our common stock. Even the perception that such sales could occur might impact market prices for the common stock. The existence of outstanding options and warrants may prove to hinder our future equity financings.

NEW ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment," to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Small business issuers will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets", an amendment of APB Opinion No. 29, "Accounting for Nonmonetary Transactions." APB No. 29 is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in APB No. 29, however, included certain exceptions to that principle. SFAS No. 153 amends APB No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance, that is, if the future cash flows of the entity are not expected to change significantly as a result of the exchange. The provisions of SFAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We anticipate that SFAS No.153 will not have an impact on our financial statements.

ITEM 7.  FINANCIAL STATEMENTS

               Exhibit 99.1, "VillageEDOCS Financial Statements" is incorporated herein by this reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A - CONTROLS AND PROCEDURES

As of December 31, 2004, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to December 31, 2004.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of December 31, 2004 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company's management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES OF THE COMPANY

The following table sets forth certain information with respect to each person who is a director, executive officer, or significant employee of the Company or its subsidiary as of February 28, 2005.

Name	Age	Position
----------------------------	------	---------------------------------------------------------

J. Thomas Zender	65	Chairman of the Board, Corporate Secretary

K. Mason Conner	48	President, Chief Executive Officer, Director

H. Jay Hill	65	Executive Vice President of Corporate Development, Director

Michael A. Richard	36	Chief Financial Officer

James L. Kolassa	51	President of Tailored Business Systems, Inc.

Stephen A. Garner	50	Co-Chief Information Officer of Tailored Business Systems, Inc.

James L. Campbell	48	Co-Chief Information Officer of Tailored Business Systems, Inc.

Executive officers are appointed by the Board of Directors and, subject to the terms of their employment agreements, serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. The term of the current directors continues until the next annual meeting of shareholders to be held in 2005. Mr. Zender has been a director since August 1997, Mr. Hill since October 1997, and Mr. Conner since October 1998.

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

K. Mason Conner joined the Company as Vice-President of Sales in 1997 and has been President and a Board Member since 1998, Acting Vice-President of Sales between 1998 and 2002, and Chief Executive Officer since 1999.   Mr. Conner is also a Director and the President of Tailored Business Systems, Inc. ("TBS"), which became a wholly owned subsidiary of the Company on February 17, 2004.  He has 27 years in sales and business management experience, including 19 years of direct and channel sales experience in the voice and data communications products and services industry. In the early 1980's he was involved in the application of Internet Protocol technologies with the military. In the late 1980s and early 1990s he was a principal strategist for an international initiative to transform K-12 education through the use of the Internet. He was a lead consultant with LTS for the electronic vulnerability threat assessment of the Los Angeles Airport Department after the "UnaBomber" threat. He has held senior sales management positions with Banyan Systems, Doelz Networks, and Timeplex. During the five years prior to joining the Company, Mr. Conner was Director of Sales at Telecom Multimedia Systems from 1996 to 1997, Vice President of Sales at Lo Tiro-Sapere from 1995 to 1996, and Vice President of Sales at Digital Network Architectures from 1991 to 1995.

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

Michael A. Richard joined the Company in February 2001 and is the Chief Financial Officer and Corporate Secretary.  Mr. Richard is also a Director and the Secretary of TBS.  Mr. Richard has over 14 years of diverse management and public corporate reporting experience for start-up and early stage ventures.  From 1999-2000 he served as V.P. Controller for The BigHub.com, Inc., a public new media company providing unique content, private label search engine, e-commerce solutions, and controlling a direct mail operation.  From 1995-1999, Mr. Richard served first as Controller and then as Vice President, Accounting (principal accounting officer), and finally as a Director of PortaCom Wireless, Inc., a public developer and operator of companies with contracts to provide wireless telecommunication services in China and other emerging markets.

James L. Kolassa joined the Company in April 2004 and is the President of TBS.   Mr. Kolassa has over 25 years of experience and success in the computer industry from direct sales with IBM and Hitachi Data Systems to channel development and distribution with both SupportNet and KeyLink Systems.  Mr. Kolassa also served as the President of  a software firm that he later sold.  Mr. Kolassa holds a BBA in Marketing Management from Western Michigan University and an MBA in MIS from Indiana University.

Stephen L. Garner is a Vice President and Co-Chief Technology Officer of TBS.  From 1988 through the date of the acquisition, Mr. Garner served as the President of TBS.  Mr. Garner has over 25 years experience in Information Technology.  Mr. Garner obtained a BS in Mathematics from Georgia Southern University in 1978. Mr. Garner is also a Certified IBM Technical Solutions Provider.

James M. Campbell is a Vice President and Co-Chief Technology Officer of TBS.   From 1988 through the date of the acquisition, Mr. Campbell served as the Secretary-Treasurer of TBS.  Mr. Campbell has over 25 years of experience in the design and implementation of system software.  Mr. Campbell obtained a BBA in Accounting from Georgia Southern University in 1978 and is a Certified Public Accountant.

BOARD OF DIRECTORS

The Company's Bylaws fix the size of the Board of Directors at no fewer than three and no more than five members, to be elected annually by a plurality of the votes cast by the holders of Common Stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. We currently have three directors, all of whom were elected to their current terms on June 16, 2004.  The Company currently has no Audit, Compensation or Nominating Committees.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid or accrued by the Company for the fiscal years ended December 31, 2004 and 2003 to or for the account of the President and Chief Executive Officer and executive officers and significant employees of the Company who received benefits or annual salary and bonus of $100,000 or more during the stated period.

-------------------------------------------------------------------------------------------------------
	ANNUAL COMPENSATION			LONG-TERM COMPENSATION
-------------------	-------------------------------------			-----------------------------------------
Name & Principal	Salary	Bonus	Other	Stock options	LTIP Payouts	Other
Position	($)	($)	($)	(#)	($)	($)
--------------------	------------	--------	------------	-----------------	-----------------	-------
Fiscal 2004
--------------------
K. Mason Conner
President, CEO	$138,926	--	--	3,500,000	--	--

H. Jay Hill
E.V.P. Corporate
Development	93,423	76,000	--	500,000	--	--

James L. Kolassa
President, Tailored
Business Systems	83,044	60,014	--	1,500,000	--	--

James L. Campbell
Co-CIO, Tailored
Business Systems	76,676	27,235	--	--	--	--

Stephen A. Garner
Co-CIO, Tailored
Business Systems	77,269	27,235	--	--	--	--

-------------------
Fiscal 2003
--------------------
K. Mason Conner
President, CEO	$105,000	--	--	1,719,658	--	--
---------------------------------------------------------------------------------------------------------

EMPLOYMENT AND OTHER AGREEMENTS

We have entered into employment agreements with K. Mason Conner, our President and Chief Executive Officer, H. Jay Hill, our Executive Vice President - Corporate Development, and Michael Richard, our Chief Financial Officer.  On June 16, 2004, a written consent was filed with the Company to approve each of these employment agreements.  Following is a summary of the significant terms of each of these agreements:

K. Mason Conner.  Mr. Conner's employment agreement, dated as of June 10, 2004, provides for Mr. Conner to serve as our President and Chief Executive Officer for a term of three years from June 15, 2004.  The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Conner or the Company gives the other party at least ninety days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

The employment agreement provides for Mr. Conner to receive a base salary of $150,000 for the first year.  The Company will review Mr. Conner's salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the second and each succeeding year shall not be less than 105% of the salary for the prior year.  Mr. Conner is entitled to an incentive bonus based upon the Company's net income.  For the 2004 fiscal year, Mr. Conner will be paid a bonus equal to 10% of the Company's net income.  For fiscal 2005 and 2006, the percentage of net income paid to Mr. Conner will be determined by the Board of Directors, but may not be less than 4% of net income for 2005 and 2% for 2006.

Mr. Conner will be paid an incentive bonus for each acquisition closed during the term of the employment agreement.  For each acquisition, Mr. Conner will be issued shares of the Company's common stock having an aggregate market value on the date of such closing equal to 2% of the acquisition price.

Pursuant to the employment agreement, we have granted Mr. Conner options for 3,500,000 shares of our common stock (the "Option Shares").  The Option Shares will vest over a five year period and may be exercised during the seven year period after vesting.  If Mr. Conner voluntarily resigns or is terminated for cause, all unvested options will be forfeited and cancelled; provided, that Mr. Conner shall be fully vested in then unvested Option Shares (A) in the event of his termination by the Company other than for cause, (B) upon the consummation of a Change in Control, or (C) upon Mr. Conner's death or disability.  Mr. Conner is entitled to full ratchet anti-dilution protection with respect to forty (40%) percent of vested options.  The Company has agreed to use its best efforts to register, and maintain the effectiveness of a registration statement on Form S-8, for resale all of the Option Shares granted to Mr. Conner and, at any time that Form S-8 is not effective, to grant him piggyback registration with respect to any registration statement filed by the Company.

Mr. Conner also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to four weeks annual vacation.  He is also entitled to be reimbursed for business expenses incurred by him in promoting the Company's business.

If Mr. Conner's employment is terminated for reasons other than death, disability, or voluntary termination by Mr. Conner, the Company will be obligated to make monthly payments to Mr. Conner for each month during the remaining term of the employment agreement, but not less than twelve (12) months.  Each monthly payment shall be equal to one-twelfth (1/12th) of twice Mr. Conner's annual base salary, as in effect on the date of termination.  In addition, any restricted stock, stock options or other awards granted to him will become immediately vested in full and, in the case of stock options, exercisable in full. Mr. Conner will also be permitted to continue to participate for a period of one year, at the Company's expense, in all benefit and insurance plans, coverage and programs in which he was participating as of the termination date.

The Company may terminate the agreement if it determines that Mr. Conner has been unable to attend to his duties for at least ninety (90) days because of a medically diagnosable physical or mental condition, and has received a written opinion from a physician acceptable to the Board that such condition prevents him from resuming full performance of his duties and is likely to continue for an indefinite period.  Upon such termination, the Company shall pay Mr. Conner a monthly disability benefit equal to one-twelfth (1/12th) of his current annual base salary at the time he became permanently disabled until the earliest of (i) the month in which the he returns to active employment, either with the Company or otherwise, (ii) the end of the initial term of the agreement, or the current renewal term, as the case may be, or (iii) the twenty-fourth month after the date of the termination. Any such payments shall be reduced by any amounts paid to Mr. Conner under any long-term disability plan or other disability program or insurance policies maintained or provided by the Company.

If Mr. Conner is terminated for Cause, he shall be entitled to receive his base salary through the date of termination and any non-forfeitable benefits earned and payable to him under the terms of deferred compensation or incentive plans maintained by the Company.

In the event of a Change in Corporate Control, any restricted stock, stock options or other awards granted to Mr. Conner shall become immediately vested in full and, in the case of stock options, exercisable in full.  Additionally, if at any time during the twelve (12) consecutive months following or six (6) months prior to the occurrence of a Change in Corporate Control, Mr. Conner is involuntarily terminated (other than for Cause) by the Company, he shall be entitled to lump sum severance pay in an amount equal to the sum of (i) 299% of his annual base salary in effect at the time of the Change in Corporate Control plus (ii) 299% of the annual bonus paid to him with respect to the last fiscal year ending prior to the Change in Corporate Control.

H. Jay Hill.  Mr. Hill's employment agreement, dated as of June 10, 2004, provides for Mr. Hill to serve as our Executive Vice President - Corporate Development for a term of three years from June 16, 2004.  The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Hill or the Company gives the other party at least ninety days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

The employment agreement provides for Mr. Hill to receive a base salary of $120,000 for the first year.  The Company will review Mr. Hill's salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the second and each succeeding year shall not be less than 105% of the salary for the prior year.

Mr. Hill will be paid an incentive bonus for each acquisition closed during the term of the employment agreement.  For each acquisition, Mr. Hill will be paid in kind consideration in an amount equal to 3.5% of the acquisition price.

Pursuant to the employment agreement, we have granted Mr. Hill options for 500,000 shares of our common stock (the "Option Shares").  The Option Shares will vest over a five year period and may be exercised during the seven year period after vesting.  If Mr. Hill voluntarily resigns or is terminated for cause, all unvested options will be forfeited and cancelled; provided, that Mr. Hill shall be fully vested in then unvested Option Shares (A) in the event of his termination by the Company other than for cause, (B) upon the consummation of a Change in Control, or (C) upon Mr. Hill's death or disability.  Mr. Hill is entitled to full ratchet anti-dilution protection with respect to forty (40%) percent of vested options.  The Company has agreed to use its best efforts to register, and maintain the effectiveness of a registration statement on Form S-8, for resale all of the Option Shares granted to Mr. Hill and, at any time that Form S-8 is not effective, to grant him piggyback registration with respect to any registration statement filed by the Company.

Mr. Hill also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to four weeks annual vacation.  He is also entitled to be reimbursed for business expenses incurred by him in promoting the Company's business.

If Mr. Hill's employment is terminated for reasons other than death, disability, or voluntary termination by Mr. Hill, the Company will be obligated to make monthly payments to Mr. Hill for each month during the remaining term of the employment agreement, but not less than twelve (12) months.  Each monthly payment shall be equal to one-twelfth (1/12th) of twice Mr. Hill's annual base salary, as in effect on the date of termination.  In addition, any restricted stock, stock options or other awards granted to him will become immediately vested in full and, in the case of stock options, exercisable in full. Mr. Hill will also be permitted to continue to participate for a period of one year, at the Company's expense, in all benefit and insurance plans, coverage and programs in which he was participating as of the termination date.

The Company may terminate the agreement if it determines that Mr. Hill has been unable to attend to his duties for at least ninety (90) days because of a medically diagnosable physical or mental condition, and has received a written opinion from a physician acceptable to the Board that such condition prevents him from resuming full performance of his duties and is likely to continue for an indefinite period.  Upon such termination, the Company shall pay Mr. Hill a monthly disability benefit equal to one-twelfth (1/12th) of his current annual base salary at the time he became permanently disabled until the earliest of (i) the month in which the he returns to active employment, either with the Company or otherwise, (ii) the end of the initial term of the agreement, or the current renewal term, as the case may be, or (iii) the twenty-fourth month after the date of the termination. Any such payments shall be reduced by any amounts paid to Mr. Hill under any long-term disability plan or other disability program or insurance policies maintained or provided by the Company.

If Mr. Hill is terminated for Cause, he shall be entitled to receive his base salary through the date of termination and any non-forfeitable benefits earned and payable to him under the terms of deferred compensation or incentive plans maintained by the Company.

In the event of a Change in Corporate Control, any restricted stock, stock options or other awards granted to Mr. Hill shall become immediately vested in full and, in the case of stock options, exercisable in full.  Additionally, if at any time during the twelve (12) consecutive months following or six (6) months prior to the occurrence of a Change in Corporate Control, Mr. Hill is involuntarily terminated (other than for Cause) by the Company, he shall be entitled to lump sum severance pay in an amount equal to the sum of (i) 200% of his annual base salary in effect at the time of the Change in Corporate Control plus (ii) 200% of the annual bonus paid to him with respect to the last fiscal year ending prior to the Change in Corporate Control.

Michael Richard.  Mr. Richard's employment agreement, dated as of June 10, 2004, provides for Mr. Richard to serve as our Chief Financial Officer for a term of two years from June 15, 2004.  The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Richard or the Company gives the other party at least ninety days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

The employment agreement provides for Mr. Richard to receive a base salary of $95,000 for the first year.  The Company will review Mr. Richard's salary at annual intervals, and may adjust his annual base salary from time to time as the Chief Executive Officer deems to be appropriate, provided, however, that the salary for the second and each succeeding year shall not be less than 105% of the salary for the prior year.

Pursuant to the employment agreement, we have granted Mr. Richard options for 650,000 shares of our common stock (the "Option Shares").  The Option Shares will vest over a five year period and may be exercised during the seven year period after vesting.  If Mr. Richard voluntarily resigns or is terminated for cause, all unvested options will be forfeited and cancelled; provided, that Mr. Richard shall be fully vested in then unvested Option Shares (A) in the event of his termination by the Company other than for cause, (B) upon the consummation of a Change in Control, or (C) upon Mr. Richard's death or disability.  Mr. Richard is entitled to full ratchet anti-dilution protection with respect to forty (40%) percent of vested options.  The Company has agreed to use its best efforts to register, and maintain the effectiveness of a registration statement on Form S-8, for resale all of the Option Shares granted to Mr. Richard and, at any time that Form S-8 is not effective, to grant him piggyback registration with respect to any registration statement filed by the Company.

Mr. Richard also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to two weeks annual vacation.  He is also entitled to be reimbursed for business expenses incurred by him in promoting the Company's business.

If Mr. Richard's employment is terminated for reasons other than death, disability, or voluntary termination by Mr. Richard, the Company will be obligated to make monthly payments to Mr. Richard for each month during the remaining term of the employment agreement, but not less than six (6) months.  Each monthly payment shall be equal to one-twelfth (1/12th) of his annual base salary, as in effect on the date of termination.  In addition, any restricted stock, stock options or other awards granted to him will become immediately vested in full and, in the case of stock options, exercisable in full. Mr. Richard will also be permitted to continue to participate for a period of six (6) months year, at the Company's expense, in all benefit and insurance plans, coverage and programs in which he was participating as of the termination date.

The Company may terminate the agreement if it determines that Mr. Richard has been unable to attend to his duties for at least ninety (90) days because of a medically diagnosable physical or mental condition, and has received a written opinion from a physician acceptable to the Board that such condition prevents him from resuming full performance of his duties and is likely to continue for an indefinite period.  Upon such termination, the Company shall pay Mr. Richard a monthly disability benefit equal to one-twelfth (1/12th) of his current annual base salary at the time he became permanently disabled until the earliest of (i) the month in which the he returns to active employment, either with the Company or otherwise, (ii) the end of the initial term of the agreement, or the current renewal term, as the case may be, or (iii) the sixth month after the date of the termination. Any such payments shall be reduced by any amounts paid to Mr. Richard under any long-term disability plan or other disability program or insurance policies maintained or provided by the Company.

If Mr. Richard is terminated for Cause, he shall be entitled to receive his base salary through the date of termination and any non-forfeitable benefits earned and payable to him under the terms of deferred compensation or incentive plans maintained by the Company.

In the event of a Change in Corporate Control, any restricted stock, stock options or other awards granted to Mr. Richard shall become immediately vested in full and, in the case of stock options, exercisable in full.  Additionally, if at any time during the twelve (12) consecutive months following or six (6) months prior to the occurrence of a Change in Corporate Control, Mr. Richard is involuntarily terminated (other than for Cause) by the Company, he shall be entitled to lump sum severance pay in an amount equal to the sum of (i) 50% of his annual base salary in effect at the time of the Change in Corporate Control plus (ii) 50% of the annual bonus paid to him with respect to the last fiscal year ending prior to the Change in Corporate Control.

James L. Kolassa.  Mr. Kolassa's employment offer letter, dated April 23, 2004, provides for Mr. Kolassa to serve as President of TBS and to receive a base salary of $100,000 per year.  His employment is at-will.  Mr. Kolassa is entitled to an incentive bonus based upon achieving certain growth targets for TBS' net revenue and net income.

Pursuant to the employment offer letter, the Company has agreed to grant Mr. Kolassa options to purchase 1,500,000 shares of our common stock at $0.18 per share (the "Option Shares").  The Option Shares will vest over a five year period and may be exercised during the seven year period after vesting.  If Mr. Kolassa's employment is terminated for any reason, all vested and unvested options will be forfeited and cancelled if unexercised in the ninety day period following the date of any such termination.

Mr. Kolassa also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to three weeks annual vacation.  He is also entitled to be reimbursed for business expenses incurred by him in promoting the Company's business

In the event of a Change in Corporate Control, any stock options granted to Mr. Kolassa shall become immediately vested in full and, in the case of stock options, exercisable in full.

James L. Campbell.  Mr. Campbell's employment agreement, dated as of February 17, 2004, as modified, provides for Mr. Campbell to serve as the Co-CIO of TBS for a term of three years from June 15, 2004.  The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Campbell or TBS gives the other party at least thirty days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

The employment agreement provides for Mr. Campbell to receive a base salary of $100,000 for the first year.  The Company will review Mr. Campbell's salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the second and each succeeding year shall not be less than 105% of the salary for the prior year.  Mr. Campbell is entitled to an incentive bonus based upon the Company's gross margin

Mr. Campbell also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to three weeks annual vacation.  He is also entitled to be reimbursed for business expenses incurred by him in promoting TBS' business and to reimbursement of up to $2,500 per year in expenses for attending continuing education programs.

If Mr. Campbell's employment is terminated for reasons other than death, disability, "good reason", or voluntary termination by Mr. Campbell, the Company will be obligated to make monthly payments to Mr. Campbell for each month during the remaining term of the employment agreement.  Each monthly payment shall be equal to one-twelfth (1/12th) of Mr. Campbell's annual base salary, as in effect on the date of termination.

Stephen A. Garner.  Mr. Garner's employment agreement, dated as of February 17, 2004, as modified, provides for Mr. Garner to serve as the Co-CIO of TBS for a term of three years from June 15, 2004.  The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Garner or TBS gives the other party at least thirty days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

The employment agreement provides for Mr. Garner to receive a base salary of $100,000 for the first year.  The Company will review Mr. Garner's salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the second and each succeeding year shall not be less than 105% of the salary for the prior year.  Mr. Garner is entitled to an incentive bonus based upon the Company's gross margin

Mr. Garner also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to three weeks annual vacation.  He is also entitled to be reimbursed for business expenses incurred by him in promoting TBS' business and to reimbursement of up to $2,500 per year in expenses for attending continuing education programs.

If Mr. Garner's employment is terminated for reasons other than death, disability, "good reason", or voluntary termination by Mr. Garner, the Company will be obligated to make monthly payments to Mr. Garner for each month during the remaining term of the employment agreement.  Each monthly payment shall be equal to one-twelfth (1/12th) of Mr. Garner's annual base salary, as in effect on the date of termination.

OPTION GRANTS IN FISCAL 2004

The following table provides information concerning grants of options to purchase the Company's common stock that we made to each of the executive officers and significant employees named in the summary executive compensation table during the fiscal year ended December 31, 2004.  We did not grant stock appreciation rights to these individuals during 2004.

----------------------------------------------------------------------------------------------------
	Number of	Percentage of Total	Exercise
	Securities Underlying	Options Granted to	Price Per	Expiration
Name	Options Granted	Employees in 2004	Share	Date
----------------------	------------------------	-----------------------	------------	-------------
K. Mason Conner	3,500,000	42%	$0.15	6/10/12
H. Jay Hill	500,000	6%	$0.15	6/10/12
James L. Kolassa	1,500,000	18%	$0.18	4/27/09
James L. Campbell	--	--	--	--
Stephen A. Garner	--	--	--	--
----------------------------------------------------------------------------------------------------

FISCAL YEAR END OPTION VALUES AND EXERCISES

The following table provides information with respect to the year-end value of unexercised stock options for each of the executive officers and significant employees named in the summary executive compensation table. The dollar values of unexercised options are calculated by determining the difference between the fair market value at fiscal year end of the common stock underlying the options and the exercise price of the options. The fair value is $0.15 per share, the per share price of our common stock on the OTCBB on December 31, 2004.

---------------------------------------------------------------------------------------------------
	Number of Securities Underlying	Value of Unexercised
	Unexercised Options at FYE	In-the-Money Options at FYE
Name	Exercisable / Un-exercisable	Exercisable / Un-exercisable
----------------------	---------------------------------------	--------------------------------------
K. Mason Conner	2,365,290 / 3,520,042	$0 / $0
H. Jay Hill	1,020,162 / 2,931,837	$10,000 / $40,000
James L. Kolassa	0 / 1,500,000	$0 / $0
James L. Campbell	0 / 0	$0 / $0
Stephen A. Garner	0 / 0	$0 / $0
----------------------------------------------------------------------------------------------------

STOCK OPTIONS

The Company has adopted an equity incentive plan (the "2002 Plan") that authorizes the issuance of options to acquire up to 28,000,000 shares of common stock, as amended, to employees and certain outside consultants.   The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.  The number of options under the 2002 Plan available for grant at December 31, 2004 was 10,816,532.

During 2004, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  5,150,000 shares at $0.15 per share, 150,000 shares at $0.17 per share, 2,990,000 shares at $0.18 per share, 10,000 shares at $0.1875 per share, 25,000 shares at $0.19 per share, 35,000 shares at $0.20 per share.   All options were issued above or at the fair market value on the dates of grant and vest on various dates from the date of grant through October 2009.

Effective February 10, 2005, the exercise price of options to purchase 1,860,000 shares of the Company's common stock under the 2002 Plan at $0.15 per share that were issued in 2004 was reduced to $0.07 per share, in accordance with the related employment agreements, in connection with the conversion of debt to common stock subsequent to year end.  As a result, the Company will account for such options under variable accounting.

Options to purchase 50,000 shares at $0.10 (the fair market value on the date of grant) were granted to a non-employee consultant during 2003.  These options vested on February 28, 2004.

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

During 1997, the Board of Directors of the Company adopted a stock option plan (the "1997 Plan") that authorizes the issuance of options to acquire up to 5,000,000 shares of common stock to employees and certain outside consultants.  The 1997 Plan allows for the issuance of either non-qualified or incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 1997 Plan, the exercise price of each option shall not be less than 85 percent of fair market value on the date the option is granted.  The number of options under the 1997 Plan available for grant at December 31, 2003 was 2,089,798.

During 2004, 1,362,286 options under the 2002 Plan and 154,635 other options were cancelled due to their expiration or the termination of employment.

BOARD OF DIRECTOR COMPENSATION

Members of our board of directors receive no cash compensation for services as a director or for attendance at or participation in meetings. Directors receive options to purchase common stock as compensation for services as a director. In past years, directors have received options to purchase the Company's common stock in consideration for services as a director. There has been no determination made as to the number and exercise price of options, if any, that will be issued to either K. Mason Conner or H. Jay Hill for service during terms following the term that expired on October 5, 2001.   During 2004, our Board of Directors has approved a compensation arrangement with J. Thomas Zender, a Director.  Pursuant to this arrangement, we have agreed to issue options to purchase 325,000 shares of our common stock at $0.15 per share to Mr. Zender in consideration for his past services as a Director and options to purchase 175,000 shares of our common stock at $0.15 per share in consideration for his services as a Director during the current year.  Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending meetings. All directors have options to purchase shares of the Company's Common Stock as set forth in the table in Item 11 of this Annual Report on Form 10-KSB. The Company has no other arrangements regarding compensation for services as a director.

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

CODE OF ETHICS

The Company has adopted a written Code of Ethics designed to deter wrongdoing and promote honest and ethical conduct, full, fair and accurate disclosure, compliance with laws, prompt internal reporting and accountability to adherence to the Code of Ethics. This Code of Ethics has been filed with the Securities and Exchange Commission as Exhibit 14.1 to the Annual Report on Form 10-KSB filed on March 29, 2004 and is posted on the Company's Internet website (www.villageedocs.com).  Any amendments or waivers to this Code of Ethics with respect to the Company's principal executive officer, principal financial officer, principal accounting officer or controller (or persons performing similar functions) will be posted on our web site. One may also obtain, without charge, a copy of this Code of Ethics by contacting the Company's Investor Relations Department at (714) 368-8705.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's Common Stock owned as of February 28, 2005 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company, the executive officers and significant employees of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2004 exceeded $100,000), and (iv) directors, executive officers, and significant employees as a group:

---------------------------------------------------------------------------------
Name of Beneficial	Amount and Nature of	Percent
Owner (1)	Beneficial Ownership (2)	of Class (3) (4)
----------------------------------	---------------------------	------------------
James Townsend (5)	11,097,857	10.3

C. Alan Williams (6)	72,662,139	67.7

K. Mason Conner (7)	2,399,655	2.2

J. Thomas Zender (8)	1,126,927	1.1

H. Jay Hill (9)	1,289,427	1.2

James L. Kolassa (10)	300,000	0.3

James L. Campbell (11)	5,260,000	4.9

Stephen A. Garner (12)	5,260,000	4.9

All directors, executive officers,
and significant employees as a
group (7 persons)	16,098,311	15
---------------------------------------------------------------------------------

(1)  The address of each individual is in care of the Company.

(2)  Represents sole voting and investment power unless otherwise indicated.

(3)  Based on approximately 76,369,213 shares of the Company's Common Stock outstanding at February 28, 2005,  plus, as to each person listed, that  portion of Company Common Stock subject to outstanding options, warrants, and convertible debt which may be exercised or converted by such person, and as to all directors and executive officers as a group, unissued shares of  Company Common Stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options or  warrants, or conversion of convertible debt within the next  60 days.

(4)  Excludes 19,822,599 shares reserved for issuance under outstanding options and warrants.

(5)  Includes debt convertible to 7,665,746 shares of Common Stock at $0.10 per share, options to acquire 45,632 shares of Common Stock at $2.50 per share, and options to purchase 101,795 shares of Common Stock at $0.1875 per share.

(6)  Includes $1,055,512 of debt convertible to 9,008,968 shares of Common Stock at $0.12 per share (85% of estimated fair market value as of February 28, 2005) and warrants to acquire 5,000,000 shares at $0.10 per share.

(7)  Includes options to acquire 600,000 shares of Common Stock at $0.25 per share, options to acquire 45,632 shares at $2.50 per share, and options to acquire 1,719,658 shares at $0.1875 per share.

(8) Includes options to acquire 290,000 shares of Common Stock at $0.20 per share, options to acquire 45,632 shares at $2.50 per share, and options to acquire 551,295 shares at $0.1875 per share.

(9) Includes options to acquire 200,000 shares of Common Stock at $0.20 per share, options to acquire 45,632 shares at $2.50 per share, options to acquire 411,795 shares at $0.1875 per share, options to acquire 300,000 shares at $0.18 per share, and options to acquire 200,000 shares at $0.10 per share.

(10) Includes options to acquire 300,000 shares of Common Stock at $0.18 per share.

(11)  Includes debt convertible to 1,960,000 shares of Common Stock at $0.102 per share

(12)  Includes debt convertible to 1,960,000 shares of Common Stock at $0.102 per share

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2004, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
	---------------------	-------------------	---------------------
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
--------------------------	--------------------	-----------------	--------------------
Equity compensation plans
approved by security holders	20,093,670	$ 0.41	12,906,330

Equity compensation plans not
approved by security holders	5,016,000	$ 0.10	--
	----------------------	----------------	--------------------
Total	25,109,670	$ 0.35	12,906,330

For a complete description of the Company's equity compensation plans, please refer to Note 8 of our audited financial statements as of December 31, 2004, which are filed as Exhibit 99.1 hereto.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2004, the Company borrowed $345,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum (the "Notes").   The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. or Mrs. Williams delivers written notice of his or her conversion election to the Company.

On February 17, 2004, the Company issued a $1,700,000 secured convertible promissory note for cash.  The note was issued to a related party, C. Alan and Joan P. Williams, and bears interest at 10 percent per annum.  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the note are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the note are convertible into shares of the Company's common stock at a conversion price equal to eighty five percent of average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  As an inducement for Mr. and Mrs. Williams to provide the loan, the Company agreed to issue them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.

In connection with the acquisition of TBS, the Company issued a $300,000 convertible promissory note to Stephen A. Garner and a $300,000 convertible promissory note to James L. Campbell (the "TBS Notes").  Each of the TBS Notes bears interest at 5 percent per annum and is due and payable in three equal annual installments of  $100,000, with the first installment paid in full during February 2005 and subsequent installments due on February 17, 2006 and February 17, 2007.  The TBS Notes are secured by a Stock Pledge Agreement and a Security Agreement.  In addition, Messrs. Garner and Campbell have the right to convert the balance of unpaid principal and interest of the TBS Notes into shares of the Company's common stock at the rate of 9.8 shares of Common Stock for each $1.00 of principal and interest to be converted.

During the year ended December 31, 2003, the Company borrowed $1,132,000 from C. Alan and Joan P. Williams and issued convertible promissory notes bearing interest at 10 percent per annum.  At December 31, 2004, the outstanding principal balance of convertible secured promissory notes payable (the "Notes") to Mr. and Mrs. Williams was $3,927,000.  The Notes are secured by a security interest in all of the Company's assets.  The notes and accrued interest are due at the earlier of one of three events: 1) October 31, 2005; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the Notes, as modified, are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  The principal and accrued interest on $530,000 of these convertible promissory notes, as modified, are convertible into shares of the Company's common stock at a conversion price equal to the lower of $2.50 per share or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  The principal and accrued interest on $1,352,000 of these convertible promissory notes issued between October 30, 2002 and December 31, 2003 are convertible into shares of the Company's common stock at a conversion price equal to the lower of $0.07 per share (below the fair market value on the date of issuance) or the average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.

TBS leases the building that houses substantially all of its operations from Perimeter Center Partners, which is controlled by James L. Campbell and Stephen A. Garner.  Messrs. Campbell and Garner are the former owners of TBS and are currently significant employees of the Company.  The lease was entered into in connection with the Company's acquisition of TBS and is a triple-net lease expiring in January 2009 at a cost of $6,200 per month.

ITEM 13.  EXHIBITS

Exhibit No.	Description
2.1

Agreement and Plan of Merger dated January 31, 2004 by and among VillageEDOCS, VillageEDOCS Merger Sub, Inc., Tailored Business Systems, Inc., Stephen A. Garner, and James L. Campbell previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

2.2	Plan of Internal Restructuring previously filed as Exhibit B to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference.
3.1	Articles of Incorporation, as amended. Previously filed with the Company's Form 10-SB filed on August 29, 2000.
3.2	By-laws. Previously filed with the Company's Form 10-SB filed on August 29, 2000.
3.3	Article of Amendment to Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company's 14C Information Statement filed on July 23, 2004.
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

10.1

Consulting and Other Services agreement dated January 28, 2003 by and between the Company and Paul Allen.  Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003 and incorporated herein by reference.

10.2	Employment Offer Letter dated April 23, 2004 by and between Tailored Business Systems, Inc. and James L. Kolassa.*
10.3

Debt settlement agreement dated January 28, 2003 by and between the Company and James R. Spoerl.  Previously filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003 and incorporated herein by reference.

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

10.9

Employment Agreement dated June 10, 2004 by and between the Company and K. Mason Conner previously filed as Exhibit C to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference.

10.10

Employment Agreement dated June 10, 2004 by and between the Company and H. Jay Hill previously filed as Exhibit D to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference.

10.11

Employment Agreement dated June 10, 2004 by and between the Company and Michael Richard previously filed as Exhibit E to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference.

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 31, 2005 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 31, 2005 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 31, 2005 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 31, 2005 by Michael A. Richard, Chief Financial Officer.**
99.1	VillageEDOCS Financial Statements For The Fiscal Years Ended December 31, 2004 and 2003 together with Report of Independent Registered Public Accounting Firm.*

*             Filed herewith.

**           Furnished herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2004 and 2003 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, including procedures related to our acquisition of TBS (iii) services rendered in connection with tax compliance, tax advice, and tax planning, and (iv) all other fees for services rendered.  "All Other Fees" consisted of fees related to the issuance of a consent for our S-8 Registration Statement filed on January 29, 2003, proxy, and press releases.

		2004	2003
		-------------------------	-----------------------------
(i)	Audit Fees	$ 76,000	$ 50,000
(ii)	Audit Related Fees	16,000	4,000
(iii)	Tax Fees	4,000	3,000
(iv)	All Other Fees	2,000	5,000
		------------------------	-----------------------------
	Total	$ 98,000	$ 62,000
		==============	=================

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this registration statement to be signed on its behalf by the undersigned, thereunto duly authorized.

VillageEDOCS
(Registrant)

VillageEDOCS

By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer and
Principal Accounting Officer

Date: March 31, 2005

               Pursuant to the requirements of the Securities Act of 1933, this Registration Statement has been signed by the following persons in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ K. Mason Conner		March 31, 2005
--------------------------------------		------------------------------------
K. Mason Conner	Director,
Chief Executive Officer

/s/ Michael A. Richard		March 31, 2005
---------------------------------------		-------------------------------------
Michael A. Richard	Chief Financial Officer,
Principal Accounting Officer

/s/ J. Thomas Zender		March 30, 2005
---------------------------------------		-------------------------------------
J. Thomas Zender	Director,
Chairman of the Board

/s/ H. Jay Hill		March 30, 2005
---------------------------------------	Executive Vice President,	-------------------------------------
H. Jay Hill	Director