Form 10QSB
period 2005-03-31
VILLAGEEDOCS INC
filed 2005-05-16
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

----------------------------------------------

VillageEDOCS

--------------------------------------------

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

There were 78,745,213  shares of the Registrant's common stock outstanding as of April 30, 2005.

Transitional Small Business Format (check one)	YES		NO	X
		---		---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act

YES		NO	X
	---		---

VillageEDOCS

VillageEDOCS and subsidiaries
Consolidated Balance Sheet
March 31,
2005

ASSETS
Current assets:
Cash	$ 143,767
Accounts receivable, net of allowance for doubtful
accounts of $69,000	681,817
Inventories	52,559
Other current assets	4,920
Total current assets	883,063

Property and equipment, net	325,904
Other assets	2,647
Other intangibles, net	482,500
Goodwill	2,464,946
$4,159,060

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$182,610
Accrued expenses	478,184
Deferred revenue	251,986
Capital lease obligations	2,600
Note payable	1,965
Current portion of convertible notes and accrued interest
payable to related parties	770,851
Total current liabilities	1,688,196

Long term convertible notes and accrued interest
payable to related parties, net of unamortized
debt discount of $289,272	1,172,306
Total liabilities	2,860,502

Commitments and contingencies

Stockholders' equity:
Common stock, no par value:
Authorized -- 175,000,000 shares
Issued and outstanding -- 78,745,213 shares	11,479,622
Additional paid-in capital	2,780,841
Accumulated deficit	(12,961,905)
Total stockholders' equity	1,298,558
$4,159,060

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Operations

	Three Months Ended March 31,
	2005	2004
Net sales	$1,411,982	$915,445
Cost of sales	551,486	344,293
Gross profit	860,496	571,152
Operating expenses:
Product and technology
development	189,958	91,073
Sales and marketing	298,714	167,754
General and administrative	616,161	418,807
Depreciation and amortization	51,560	41,001
Total operating expenses	1,156,393	718,635
Loss from operations	(295,897)	(147,483)

Interest expense	(300,040)	(105,276)
Loss before provision for
income taxes	(595,937)	(252,759)

Provision for income taxes	4,200	9,158
Net loss	$(600,137)	$(261,917)

Basic and diluted loss available to
common stockholders per common
share	$(0.01)	$(0.01)

Weighted average shares outstanding -
basic and diluted	59,363,429	33,543,178

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004

	2005	2004
Cash Flows from Operating Activities:
Net loss	$(600,137)	$(261,917)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	51,560	41,001
Provision for doubtful accounts receivable	69,000	-
Estimated fair value of stock options issued
to employees and non-employees for services rendered	-	5,310
Amortization of beneficial conversion feature and
warrant issued with convertible notes	215,465	13,861
Changes in operating assets and liabilities, net of
acquisition:
Accounts receivable	(43,328)	130,587
Inventories	1,595	9,657
Other current assets	617	(57,052)
Other assets	4,666	-
Accounts payable	(18,371)	(1,223)
Accrued expenses and accrued interest	121,160	108,482
Deferred revenue	97,062	-
Net cash used in operating activities	(100,711)	(11,294)
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,678)	(4,608)
Cash paid for acquisition of TBS, net of cash acquired	-	(1,429,369)
Costs incurred for purchase of TBS	(5,000)	(136,029)
Net cash used in investing activities	(9,678)	(1,570,006)
Cash Flows from Financing Activities:
Proceeds from convertible notes payable to related parties	-	1,895,000
Principal payments under capital leases	(2,363)	(2,551)
Payments on notes payable	(1,490)	(789)
Payments on notes payable to related parties	(200,000)	-
Proceeds from exercise of warrants	-	240
Net cash (used in) provided by financing activities	(203,853)	1,891,900
Net change in cash	(314,242)	310,600

Cash, beginning of period	458,009	64,702
Cash, end of period	$143,767	$375,302
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$9,345	$1,546
Income taxes	$2,400	$800
continued.

	2005	2004
Supplemental Schedule of Noncash Investing
and Financing Activities:

Issuance of common stock as acquisition cost	$332,640	$35,200
Issuance of notes payable in acquisition	$-	$2,100,000
Goodwill and other intangibles acquired in acquisition	$-	$2,547,077
Issuance of common stock in acquisition	$-	$440,000
Debt assumed in acquisition	$-	$151,302
Debt discount in issuance of convertible notes payable
to related party	$-	$427,524
Issuance of common stock for no consideration	$240	$-
Issuance of common stock on conversion of debt
and accrued interest	$3,682,609	$-

See accompanying notes to consolidated financial statements.

VillageEDOCS

Notes to Unaudited Consolidated Financial Statements - March 31, 2005 and 2004

1.          Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the consolidated financial statements included herein.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the consolidated financial position as of March 31, 2005, and the results of operations for the three months ended March 31, 2005 and 2004.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.  The interim results are not necessarily indicative of the results for a full year.

2.          Background, Organization and Basis of Presentation

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company.  In connection with the reorganization, the Company formed MessageVision, Inc. ("MVI") on October 25, 2004.  Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions ("PFI", "Resolutions").  Resolutions provides products for document management, archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, electronic forms, document archiving, and e-mail archiving.  The unaudited consolidated financial statements include the accounts of the Company and those of MVI and TBS, its wholly owned subsidiaries, since October 25, 2004 and February 17, 2004, respectively.   All significant inter-company transactions and balances have been eliminated in consolidation.

3.          Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception.  The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns Resolutions, TBS and MVI.

The Company's success is dependent upon numerous items, certain of which are the successful growth of revenues from its products and services, its ability to obtain new customers in order to achieve levels of revenues adequate to support the Company's current and future cost structure, and its success in obtaining financing for equipment and operations, for which there is no assurance. Unanticipated problems, expenses, and delays are frequently encountered in establishing and maintaining profitable operations.  These include, but are not limited to, competition, the need to develop customer support capabilities and market expertise, setbacks in product development, technical difficulties, market acceptance and sales and marketing.  The failure of the Company to meet any of these conditions could have a materially adverse effect on the Company and may force the Company to reduce or curtail operations. No assurance can be given that the Company can achieve or maintain profitable operations.

The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability.  However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings.  Although cash flows from operations have recently improved to a level sufficient to support operating expenses, should such cash flows decrease for any reason, management plans to obtain convertible debt and equity financing from existing shareholders and equity financing from new shareholders.    There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

4.           Summary of Significant Accounting Policies

 Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's two reportable segments are managed separately based on fundamental differences in their operations. Since February 17, 2004, the Company has operated in the following two reportable segments (see Note 10):

(a)  Electronic document delivery services.
(b)  Government accounting products and services.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At March 31, 2005, the Company has recorded an allowance for doubtful accounts of $69,000.  One customer accounted for 14% of accounts receivable at March 31, 2005.  No single customer accounted for more than 10% of total sales for the three months ended March 31, 2005 and 2004.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, inventories, long-lived assets, goodwill, and valuation of stock options, warrants, common stock, and deferred tax assets.   Actual results could differ from those estimates.

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104.  As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or services have been performed, the price is fixed or readily determinable and collectibility is probable.  Sales are recorded net of sales discounts.

The Company has adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as well as SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Risks and Uncertainties

The Company operates in competitive industries that are subject to intense competition, government regulation and rapid technological change.  The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an expanding business, including the potential risk of business failure.

 Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, 21,500,000 and 20,500,000 as of March 31, 2005 and 2004, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Inventories

Inventories consist primarily of supplies, forms and envelopes and are stated at the lower of cost (using first-in, first-out method) or market.

Goodwill and Other Intangible Assets

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.  At March 31, 2005, the Company's management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of goodwill in the future.  During the period ended March 31, 2005, goodwill increased $415,750 related to various equity issuances (see Note 5).

Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values.  The Company is amortizing the trade name and customer list over estimated useful lives of 5 and 10 years, respectively.  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At March 31, 2005, management believes there is no impairment of the long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

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

At March 31, 2005, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations (see Note 7).  During the three months ended March 31, 2005 and 2004, no stock-based employee compensation cost is reflected in the accompanying unaudited consolidated statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended March 31,
	2005	2004
	============	============
Net loss as reported	$(600,137)	$(261,917)

Add: Total stock-based employee compensation expense under APB 25
	--	--

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(135,000)	(315,537)
	------------------	------------------

Pro forma net loss	$(735,137)	$(577,454)
	============	============
Basic and diluted loss per share - as reported
	$(0.01)	$(0.01)
	============	============
Basic and diluted loss per share - pro forma
	$(0.01)	$(0.02)
	============	============

Beneficial Conversion Feature

The convertible feature of convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. On February 10, 2005, in connection with the conversion of convertible promissory notes payable, the Company recorded the corresponding unamortized debt discount related to the BCF as interest expense when the related instruments were converted into the Company's common stock.

Web Site Development Costs

During the three months ended March 31, 2005, the Company did not capitalize any costs related to the web site in accordance with the Emerging Issues Task Force Issue No. 00-2, "Accounting for Web Site Development Costs." During the three months ended March 31, 2005 and 2004, the Company recorded amortization of web site development costs of $7,319 and $8,972, respectively.

Advertising

The Company expenses all advertising costs as incurred.  Advertising costs were $16,450 and $14,641 for the three months ended March 31, 2005 and 2004, respectively.

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of MVI's internet-enabled fax services and web site, as well as TBS's government accounting software.  Product and technology development costs are expensed as incurred.

Warranty Costs

The Company offers a one year and a 90-day warranty period for customers after installation for certain services offered by TBS.  Management has determined that warranty claims are not material to the financial statements as of March 31, 2005.

5.            Acquisitions

TBS

On February 17, 2004, the Company purchased 100% of the issued and outstanding capital stock of TBS from Stephen A. Garner and James L. Campbell.

The unaudited pro forma combined historical results, as if TBS had been acquired January 1, 2004 are estimated as follows:

Three Months Ended
March 31, 2004
Net sales	$1,476,731
Net loss	$(200,162)
Weighted average common
shares outstanding:
Basic and diluted	35,892,863
Loss per share:
Basic and diluted	$(0.01)

The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such a date, nor is it necessarily indicative of future operating results.

Phoenix Forms, Inc. dba Resolutions

On April 15, 2005, VillageEDOCS purchased 100% of the issued and outstanding capital stock of Resolutions from its two shareholders, Alexander Riess and William Falcon (see Note 12).

6.           Notes Payable and Convertible Notes Payable to Related Parties

On February 10, 2005, the Company received notice from C. Alan Williams and Joan P. Williams, a related party, of their intent to convert $3,682,609 in convertible secured promissory notes payable and accrued interest thereon to 40,332,669 shares of the Company's restricted common stock.  Per the terms of the convertible secured promissory notes, the conversion price with respect to $1,939,652 in principal and interest was $0.07 per share.  The conversion price with respect to $853,091 in principal and interest was $0.1275 per common share, which was eighty-five percent of the average of the Company's common stock closing bid price on the Over-The-Counter Bulletin Board for the ten consecutive trading days prior to February 10, 2005.  The conversion price with respect to $889,866 in principal and interest was $0.15 per share, which was the average of the Company's common stock closing bid price on the Over-The-Counter Bulletin Board for the ten consecutive trading days prior to February 10, 2005.

In consideration for the Williams' conversion, the Company granted the Williams a full-ratchet anti-dilution right to receive additional shares of its common stock in the event that any shares of common stock or stock purchase rights are issued by the Company to Mr. Townsend, a shareholder who beneficially owns approximately 10% of the Company's common stock, in an amount greater than that which is set forth by the terms of the amended promissory notes to Mr. Townsend, as of the date of the conversion.  The amount of additional shares issued to the Williams, if any, shall be determined pro rata based on the ratio of the Williams' conversion amount to Mr. Townsend's conversion amount.

As a result of the conversion, the Williams acquired shared voting and shared dispositive power over seventy-seven percent (77%), or 59,495,094 shares, of the Company's common stock.

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum.  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the note are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the note are convertible into shares of the Company's common stock at a conversion price equal to eighty five percent (85%) of average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  As an incentive for Mr. and Mrs. Williams to provide the loan, the Company agreed to issue them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.  In connection with the issuance of the note, the Company recorded a debt discount of $477,619, consisting of a BCF of $153,810 and the relative fair value of the warrant of $323,810.  The Company is amortizing the discount using the effective interest method through October 31, 2007.  On February 10, 2005, $700,000 in principal and $153,091 in accrued interest related to the note were converted into 6,690,913 shares of the Company's common stock.  In connection with the conversion, the Company recorded interest expense of $48,433 related to the unamortized BCF at the time of conversion.  During 2005, $76,010 of interest expense was recognized in the accompanying consolidated statement of operations in connection with amortization of the debt discount.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share.

At March 31, 2005, the amount owed by the Company to the Williams pursuant to the remaining convertible promissory note payable was $1,000,000 in principal and approximately $62,000 in unpaid interest.

In connection with the acquisition of TBS, the Company issued a $300,000 convertible promissory note to Stephen A. Garner and a $300,000 convertible promissory note to James L. Campbell (the "TBS Notes").  Each of the TBS Notes bears interest at 5 percent per annum and is due and payable in three equal annual installments of $100,000, with the first installment paid in full during February 2005 and subsequent installments due on February 17, 2006 and February 17, 2007.  The TBS Notes are secured by a Stock Pledge Agreement and a Security Agreement.  In addition, Messrs. Garner and Campbell have the right to convert the balance of unpaid principal and interest of the TBS Notes into shares of the Company's common stock at the rate of 9.8 shares of Common Stock for each $1.00 of principal and interest to be converted

Total interest expense recognized on all the convertible notes payable to related parties was $299,300 and $202,951 during the three months ended March 31, 2005 and 2004, respectively.  Total interest accrued and not paid on the convertible notes payable to related parties as of March 31, 2005 totaled $324,682 and is included in the accompanying consolidated balance sheet.

7.           Stockholders' Equity

a.        Common Stock

During February 2005 and in connection with the conversion of $3,682,609 in principal and accrued interest on secured promissory notes, the Company agreed to issue an aggregate of 40,332,669 shares of its restricted common stock to C. Alan Williams and Joan P. Williams, a related party (see Note 6).

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 1,100,000 shares of its restricted common stock to each of James L. Campbell and Stephen A. Garner, pursuant to the acquisition agreement.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned).

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned).

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned).

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

During the three months ended March 31, 2005, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  330,000 shares at $0.18 per share and 100,000 shares at $0.1875 per share.   All options were issued above or at the fair market value of the Company's common stock on the dates of grant and vest on various dates from the date of grant through February 2010.

During the three months ended March 31, 2005, 770,000 options under the 2002 Plan were cancelled due to their expiration following the termination of employment.

8.           Loss per Share

              Basic and diluted loss per common share is computed as follows:

	Three Months Ended March 31,
	2005	2004
	============	============
Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$(600,137)	$(261,917)
	============	============

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	59,363,429	33,543,178
	============	============
Net loss per common share available to common stockholders	$(0.01)	$(0.01)
	============	============

9.           Commitments and Contingencies

Leases

The Company is a lessee of certain property and equipment under capital lease agreements that expire on various dates through 2005.  Terms of the leases require monthly payments ranging from $248 to $726, including interest ranging up to 15%.  The assets and liabilities under capital leases are recorded at the lower of the present value of the minimum lease payments or the fair market value of the related assets.

In addition, the Company leases certain property and equipment under operating lease agreements (including a related party lease - see Note 11) which expire on various dates through 2009 and provide for monthly lease payments ranging from $297 to $6,200.

Litigation

The Company is, from time to time, involved in various legal and other proceedings that arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the financial position or results of operations of the Company.

Consulting and Employee Agreements

The Company has entered into a variety of consulting and employee agreements for services to be provided to the Company in the ordinary course of business.  These agreements call for minimum salary levels and/or option grants and/or common share issuances and various payments upon performance of services and/or termination of the agreements (except for cause).

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California and the State of Georgia.  These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities.  In connection with the Company's acquisition of TBS, the parties have agreed to indemnify each other from claims relating to the acquisition agreement to a maximum of $1,500,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying balance sheet.

10.           Segment Reporting

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

	Quarter ended / As of	Period ended / As of
	March 31, 2005	March 31, 2004 (1)

Net revenue from external customers:

Electronic document delivery services	$ 773,620	$ 602,169
Government accounting products and services	638,362	313,276
Corporate	-	-
Total net revenue from external customers:	$ 1,411,982	$ 915,445

Operating income (loss):

Electronic document delivery services	90,691	21,560
Government accounting products and services	(207,545)	43,793
Corporate	(179,043)	(212,836)
Total operating loss:	$ (295,897)	$ (147,483)

Depreciation and amortization

Electronic document delivery services	$ 29,374	$ 29,908
Government accounting products and services	22,186	11,093
Corporate	-	-
Total depreciation and amortization:	$ 51,560	$ 41,001

Interest expense:

Electronic document delivery services	$ 45,667	$ 76,703
Government accounting products and services	933	481
Corporate	253,440	28,092
Total interest expense:	$ 300,040	$ 105,276

Net income (loss):

Electronic document delivery services	$ 82,999	$ (55,053)
Government accounting products and services	(208,478)	34,064
Corporate	(474,658)	(240,928)
Total net loss:	$ (600,137)	$ (261,917)

Identifiable assets:

Electronic document delivery services	$ 507,981	$ 518,301
Government accounting products and services	3,599,057	3,176,634
Corporate	52,022	82,661
Total identifiable assets:	$ 4,159,060	$ 3,777,596

Continued.

	Quarter ended / As of	Period ended / As of
	March 31, 2005	March 31, 2004 (1)
Capital expenditures:

Electronic document delivery services	$ 3,438	$ 4,608
Government accounting products and services	1,240	-
Corporate	-	-
Total capital expenditures:	$ 4,678	$ 4,608

(1) 2004 period results and balances for the Government accounting products and services segment are reported as of and for the period from February 17, 2004 (date of acquisition) through March 31, 2004.

11.           Related Party Transactions

The Company has borrowed significantly from related parties and issued a significant number of shares of its common stock upon conversion of convertible promissory notes payable as described more fully in Notes 6 and 7.

TBS has a related party operating lease with Perimeter Center Partners for the rental of the land and building occupied by TBS.  The lease commenced on February 1, 2004 and has a term of five years, with monthly payments of $6,200.  The Company has executed a Guaranty with respect to the lease.  Perimeter Center Partners is owned by Stephen A. Garner and James L. Campbell, who are significant employees of the Company and the former owners of TBS.

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 1,100,000 shares of its restricted common stock to each of James L. Campbell and Stephen A. Garner pursuant to the acquisition agreement (see Note 7).

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, pursuant to Mr. Hill's employment agreement (see Note 7).

12.           Subsequent Events

Financing

On April 13, 2005, the Company issued a convertible note payable to Barron Partners, LP ("Barron") in the principal amount of $800,000 (the "Convertible Note") which is convertible into 16,000,000 shares of common stock, no par value, of the Company until such time as the Company amends its articles of incorporation so as to authorize and designate a class of preferred stock and thereafter will be convertible solely into preferred stock.

In connection with the Convertible Note, the Company issued Barron a warrant ("Warrant A") to purchase up to 32,000,000 shares of its common stock at $0.10 per share (subject to adjustment, as defined).  Pursuant to the warrant agreement, the holder has the right to purchase preferred shares of the Company for a limited time, as defined.  In addition, the Company issued Barron a warrant ("Warrant B") to purchase up to 8,000,000 shares of its common stock at $0.25 per share (subject to adjustment, as defined).  Warrants A and B vested upon grant and are exercisable through April 2010.  The warrants contain certain cashless exercise and anti-dilution provisions, as defined.

In connection with the issuance of the Convertible Note, the Company recorded a debt discount of $800,000, consisting of a BCF of $88,890 and the relative fair value of the warrants of $711,111.  The Company is amortizing the discount using the effective interest method through September 2005.

Finally, the Company and Barron have entered into a Registration Rights Agreement pursuant to which the Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the securities underlying the convertible promissory note and the warrants within 60 days of April 13, 2005.

Acquisition of 100% of the Outstanding Stock of Phoenix Forms, Inc. dba Resolutions

Effective April 1, 2005, VillageEDOCS purchased 100% of the issued and outstanding capital stock of Resolutions from its two shareholders, Alexander Riess and William Falcon.  The acquisition closed on April 15, 2005.

VillageEDOCS purchased Resolutions with two promissory notes in the aggregate amount of $200,000, payment in full at closing of an existing third-party promissory note in the amount of $432,000, and warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS' common stock at $0.15 per share.  The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model).

The warrants will vest at various amounts during the third, twelfth, twenty-fourth, and thirty-sixth months following the date of closing.

The acquisition will be accounted for using the purchase method of accounting.

VillageEDOCS funded the requirement to pay the third-party promissory note from the proceeds of the $800,000 Convertible Note described above.

PFI is a Georgia corporation formed in 2004 to acquire Resolutions, then a division of Inter-American Data, Inc., that has been operating continuously since 1998.  PFI presently does business as Resolutions and is headquartered in Suwanee, GA, a suburb of Atlanta.

The terms of the purchase were the result of arms-length negotiations.  Neither of the Resolutions shareholders was previously affiliated with VillageEDOCS, although Resolutions has been a customer for several years of the electronic document delivery service now operated by VillageEDOCS' subsidiary, MessageVision, Inc.

Resolutions provides products for document management, archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, electronic forms, document archiving, and e-mail archiving.   Resolutions solutions are intended to help companies manage the entire life cycle of business critical information, whether it is to be printed, distributed, emailed, faxed, archived, imaged or just retrieved and viewed on screen.

Resolutions' suite of products include: R-Forms, for electronic forms design presentation and distribution;  R-Fax, an enterprise fax solution for production, desktop, and broadcast faxing;  R-Checks, a turnkey check printing solution;  R-Output Manager, a report and multi-page document automation manager that delivers reports and electronic forms to recipients via print, email, fax, post-to-web or archive; and Redmap, a full function imaging and archiving solution.

In connection with the acquisition of PFI, the Company incurred the following costs:

  76,606 shares of common stock to an employee as a finder fee.  The shares were valued at $12,257 (estimated fair value based on the closing price of the Company's common stock on the date earned).
  $22,120 in finder's fees, paid in April 2005.
  Warrants to purchase an aggregate of 550,000 warrants to the employees noted above.  The warrants are exercisable at $0.15, vest through April 2008 and expire in 2015.  The warrants were valued at $105,000 (based on the Black Scholes option pricing model).
  $47,500 in other acquisition-related costs including, but not limited to, expenses incurred for legal, accounting and travel.

The purchase price has been determined as follows:

Cash	$ 432,000
Promissory notes	200,000
Warrants to purchase 10,000,000 shares at $0.15
per share	2,100,000
Acquisition costs	186,877
--------------------
$ 2,918,877
============

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and liabilities of Resolutions as of April 1, 2005, the effective date of the acquisition:

Cash	$ 53,811
Accounts receivable	250,055
Inventories	244,516
Property and equipment	152,551
Intangibles, net	716,430
Accounts payable and accrued expenses	(794,354)
Notes payable	(30,000)
-----------------
Net assets	593,009

Goodwill and other intangible assets	2,325,868
-----------------
$ 2,918,877
==========

This allocation is preliminary and may be subject to change upon evaluation of the fair value of Resolutions' acquired assets and liabilities as of the acquisition date as well as the potential identification of certain intangible assets.  The Company is in the process of analyzing the components of the intangible assets it acquired and will determine the final purchase price allocation during 2005.

Following the acquisition, the Company will report Resolutions' results of operations as a new segment, electronic forms.  The goodwill from the acquisition of Resolutions will be allocated one hundred percent to the electronic forms segment.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

______________________________________________________________________________

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. The words "anticipate," "believe," "expect," "plan," "intend," "seek," "estimate," "project," "will," "could," "may," and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "Factors That May Affect Future Results" in Item 6 of the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

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

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of March 31, 2005, and the unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2005 and 2004, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2004 and 2003, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results or Plan of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2004 consolidated financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

On February 17, 2004, the Company acquired TBS.  The results of TBS for the quarter ended March 31, 2005 are compared with the results of TBS for the period from February 17, 2004 through March 31, 2004.  Accordingly, management believes that the following presentation of comparative results of operations, while required, may not be meaningful since the data for the 2004 period present only the portion of TBS' operating results reported from the date of acquisition.

Effective April 1, 2005, the Company purchased 100% of the issued and outstanding capital stock of Phoenix Forms, Inc.  This acquisition is expected to cause the results of the Company to vary significantly from those previously reported during 2005.  See Recent Developments below for additional information.

On April 13, 2005, the Company obtained $800,000 in cash from Barron Partners, LP ("Barron") and issued a convertible note payable along with stock purchase warrants.   See Recent Developments below for additional information.

To fund the Company's planned expansion, management is actively seeking additional financing by issuing equity or a combination of equity and debt financing from new shareholders and/or lenders in 2005. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to maintain profitable operations or complete additional acquisitions.

In the event the Company does not succeed in obtaining additional planned financings during 2005, the Company believes it will be able to generate adequate cash to sustain operations at current levels for the remainder of 2005.

CRITICAL ACCOUNTING POLICIES

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our consolidated balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition, stock-based compensation, and goodwill and long-lived assets.  In addition, please refer to Note 4 to the accompanying consolidated financial statements for further discussion of our significant accounting policies.

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

Stock-Based Compensation.  The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards "SFAS" No. 123, "Accounting For Stock-Based Compensation."  SFAS No. 123 defines a fair value based method of accounting for stock-based compensation.  However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion "APB" No. 25, as amended, "Accounting for Stock Issued to Employees." Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB No. 25.

In December 2004, the Financial Accounting Standards Board "FASB" issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment," to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Small business issuers will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales

Net sales for the three months ended March 31, 2005 were $1,411,982, a 54% increase over net sales for the prior year quarter of $915,445.  The increase of $496,537 in the 2005 quarter resulted from an increase of $171,451 in revenue from MVI (which resulted from growth in the number of clients) as well as an increase of $325,086 in revenue of TBS (which resulted from reporting a full quarter of revenue from TBS in the 2005 period as compared with approximately one and one-half months in the 2004 period).

Cost of Sales

Cost of sales for the three months ended March 31, 2005 were $551,486 as compared to the $344,293 reported for the three months ended March 31, 2005.  The increase in the 2005 quarter of $207,193 resulted from an increase of $220,543 from TBS as offset by a decrease of $13,350 from MVI.  Total cost of sales during the 2005 quarter represented 39% of sales.  Cost of sales for MVI during the 2005 quarter represented 33% of sales as compared with 45% of sales in the 2004 quarter reflecting reduced telecommunications and other costs associated with providing electronic document delivery services despite an improvement in revenues from those services.  Cost of sales for TBS during the 2005 quarter represented 46% of sales as compared with 24% of sales in the 2004 quarter (which resulted from reporting a full quarter of expenses from TBS in the 2005 period as compared with approximately one and one-half months in the 2004 period).

Gross Profit

Gross profit for the three months ended March 31, 2005 increased 51% to $860,496 as compared to $571,152 for the prior year quarter.  The increase in the 2005 quarter of $289,344 resulted from increases of $184,801 and $104,543 from MVI and TBS, respectively.  Gross profit margin for the 2005 quarter was 61% as compared to 62% for the 2004 quarter.

Operating Expenses

Operating expenses for the three months ended March 31, 2005 increased by 61% to $1,156,393 from the $718,635 reported in the three months ended March 31, 2004.  Of the total increase of $437,758, $115,670 and $355,881 are attributable to increases in operating expenses of MVI and TBS, respectively, as offset by a decrease of $33,793 in operating expenses of corporate.

During the three months ended March 31, 2005, corporate incurred $179,043 in operating expenses, a decrease of $33,793 from the $212,836 reported in the 2004 quarter as a result of reduced consulting fees.

During the three months ended March 31, 2005, MVI incurred $427,578 in operating expenses, an increase of 37% over the $311,908 reported in the 2004 quarter.  Product and technology development increased $3,183 to $94,256 from the $91,073 reported in the prior year quarter.  Sales and marketing increased by $21,617 to $187,606 from the $165,989 reported in the prior year quarter as a result of staff increases.  General and administrative increased by $91,404 to $116,342 from the $24,938 reported in the prior year quarter as a result of staff increases.   Depreciation and amortization expense decreased $534 to $29,374 from the $29,908 reported in the 2004 quarter.

During the three months ended March 31, 2005, TBS incurred $549,772 in operating expenses, an increase of 183% over the $193,891 reported in the 2004 period.  The increases in Product and technology development,  Sales and marketing,  General and administrative, and  Depreciation and amortization expenses to $95,702, $111,108, 320,776, and $22,186, respectively, are attributable to comparing three full months in the 2005 period to one and one-half months in the 2004 period.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating loss for the three months ended March 31, 2005 of $295,897, compared to an operating loss of $147,483 for the three months ended March 31, 2004.  The overall operating loss in the 2005 quarter was comprised of operating losses of $179,043 and $207,545 from corporate and TBS, respectively, as offset by operating income from MVI of $90,691.  The overall operating loss in the 2004 quarter was comprised of operating income of $21,560 and $43,793 from MVI and TBS, respectively, as offset by an operating loss from corporate of $212,836.

Interest Expense

Interest expense for the quarter ended March 31, 2005 increased by 185% to $300,040 from the $105,276 reported in the prior year quarter.  Although interest charges incurred pursuant to the terms of convertible promissory notes decreased significantly as a result of the February 10, 2005 conversion to equity of approximately $3.68 million in debt (see "Liquidity" below), these decreases were offset by $215,465 in charges related to the beneficial conversion feature associated with borrowings from prior years and the conversion to equity thereof.

Net Loss

Net loss for the three months ended March 31, 2005 was $600,137, or $0.01 per share, compared to a net loss of $261,917, or $0.01 per share, for the three months ended March 31, 2004 on weighted average shares of 59,363,429 and 33,543,178, respectively.  The overall net loss in the 2005 quarter was comprised of net losses of $474,658 and $208,478 from corporate and TBS, respectively, as offset by net income from MVI of $82,999.  The overall net loss in the 2004 quarter was comprised of net losses of $240,928 and $55,053 from corporate and MVI, respectively, as offset by net income from TBS of $34,064.

LIQUIDITY

During the three months ended March 31, 2005, the Company's net cash position decreased by $314,242 to $143,767. The Company's operating, investing, and financing activities used net cash of $100,711, $9,678, and $203,853, respectively.

Net cash used in operating activities for the three months ended March 31, 2005 was $100,711, an increase of $89,417 from the $11,294 used in operating activities for prior year quarter, mainly due to the increase in net loss for the 2005 period.

The Company's investing activities consisted of additional TBS acquisition cost and the purchase of computer equipment. Net cash used in investing activities decreased  $1,560,328 to $9,678 from the $1,570,006 reported for the 2004 quarter, during which most of the cash used in the Company's investing activities was for the acquisition of TBS.

Net cash used in financing activities for the three months ended March 31, 2005 was $203,853, and included $200,000 of payments on notes related to the TBS acquisition.  Net cash provided by financing activities for the three months ended March 31, 2005 was $1,891,900, which included proceeds of $1,895,000 from convertible promissory notes to related parties.

On February 10, 2005, the Company received notice from C. Alan Williams and Joan P. Williams of their intent to convert $3,682,609 in convertible secured promissory notes payable and accrued interest thereon to 40,332,669 shares of the Company's restricted common stock.  As a result of the conversion, the Williams acquired shared voting and shared dispositive power over seventy-seven percent (77%), or 59,495,094 shares, of the Company's common stock.  As a result of the conversion, the amount owed by the Company to the Williams pursuant to convertible promissory notes payable was $1,000,000 in principal and approximately $62,000 in unpaid interest as of March 31, 2005.  As a result of the conversion, the Company will report a reduction in interest expense in connection with its borrowings from the Williams.  Had the conversion not occurred and assuming all notes remained outstanding during 2005, management estimates that interest expense for 2005 would have been approximately $661,000.  As a result of the conversion, management estimates that interest expense for 2005 on borrowings from the Williams will not exceed approximately $400,000.

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

Between November 2000 and at least December 2004, our operating shortfalls have been funded by one shareholder, an affiliate, to whom we owe $1,000,000 in principal and approximately $62,000 in interest as of March 31, 2005. This shareholder has no obligation to continue to fund any future operating shortfalls and could stop doing so at any time.  We may be required to alter the terms of the convertible promissory note held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

The Report of Independent Registered Public Accounting Firm on our December 31, 2004 financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RECENT DEVELOPMENTS

Financing

On April 13, 2005, the Company issued a convertible note payable to Barron Partners, LP ("Barron") in the principal amount of $800,000 (the "Convertible Note") which is convertible into 16,000,000 shares of common stock, no par value, of the Company until such time as the Company amends its articles of incorporation so as to authorize and designate a class of preferred stock and thereafter will be convertible solely into preferred stock.

In connection with the Convertible Note, the Company issued Barron a warrant ("Warrant A") to purchase up to 32,000,000 shares of its common stock at $0.10 per share (subject to adjustment, as defined).  Pursuant to the warrant agreement, the holder has the right to purchase preferred shares of the Company for a limited time, as defined.  In addition, the Company issued Barron a warrant ("Warrant B") to purchase up to 8,000,000 shares of its common stock at $0.25 per share (subject to adjustment, as defined).  Warrants A and B vested upon grant and are exercisable through April 2010.  The warrants contain certain cashless exercise and anti-dilution provisions, as defined.

Finally, the Company and Barron have entered into a Registration Rights Agreement pursuant to which the Company has agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the securities underlying the convertible promissory note and the warrants within 60 days of April 13, 2005.

The Note and both warrants include provisions prohibiting the holder from converting the Note or exercising a warrant if, after such conversion or exercise, the holder and its affiliates would beneficially own more than 4.99% of the outstanding shares of Company common stock.  The restriction (a) may be revoked upon sixty-one (61) days prior notice form the holder to the Company and (b) shall not apply in the event of a sale by the Company of substantially all of its assets, or a merger involving the Company or an underwritten public offering of the Company's common stock.

Acquisition

Effective April 1, 2005, VillageEDOCS purchased 100% of the issued and outstanding capital stock of Phoenix Forms, Inc. dba Resolutions ("Resolutions" or "PFI"), from its two shareholders, Alexander Riess and William Falcon.  The acquisition closed on April 15, 2005.

VillageEDOCS purchased Resolutions for $2,918,877 with two promissory notes in the aggregate amount of $200,000, payment in full at closing of an existing third-party promissory note in the amount of $432,000, and warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS' common stock at $0.15 per share.  The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model).  The warrants will vest at various amounts during the third, twelfth, twenty-fourth, and thirty-sixth months following the date of closing.

VillageEDOCS funded the requirement to pay the third-party promissory note from the proceeds of the $800,000 Convertible Note described above.

PFI is a Georgia corporation formed in 2004 to acquire Resolutions, then a division of Inter-American Data, Inc., that has been operating continuously since 1998.  PFI presently does business as Resolutions and is headquartered in Suwanee, GA, a suburb of Atlanta.

The terms of the purchase were the result of arms-length negotiations.  Neither of the Resolutions shareholders was previously affiliated with VillageEDOCS, although Resolutions has been a customer for several years of the electronic document delivery service now operated by VillageEDOCS' subsidiary, MessageVision, Inc.

Resolutions provides products for document management, archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, electronic forms, document archiving, and e-mail archiving.   Resolutions solutions are intended to help companies manage the entire life cycle of business critical information, whether it is to be printed, distributed, emailed, faxed, archived, imaged or just retrieved and viewed on screen.

Resolutions' suite of products include: R-Forms, for electronic forms design presentation and distribution;  R-Fax, an enterprise fax solution for production, desktop, and broadcast faxing;  R-Checks, a turnkey check printing solution;  R-Output Manager, a report and multi-page document automation manager that delivers reports and electronic forms to recipients via print, email, fax, post-to-web or archive; and Redmap, a full function imaging and archiving solution.

ITEM 3 - CONTROLS AND PROCEDURES

As of March 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to March 31, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of March 31, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not a party in any lawsuits.   There were no new legal matters to report during the three months ended March 31, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During February 2005 and in connection with the conversion of $3,682,609 in principal and accrued interest on secured promissory notes, the Company agreed to issue an aggregate of 40,332,669 shares of its restricted common stock to C. Alan Williams and Joan P. Williams, a related party.  As of May 15, 2005, these shares were reserved for issuance.

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 1,100,000 shares of its restricted common stock to each of James L. Campbell and Stephen A. Garner, pursuant to the acquisition agreement.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned).  As of May 15, 2005, these shares were reserved for issuance.

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, pursuant to Mr. Hill's employment agreement.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned).  As of May 15, 2005, these shares were reserved for issuance.  As of May 15, 2005, these shares were reserved for issuance.

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned).  As of May 15, 2005, these shares were reserved for issuance.

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
2.3

Stock Purchase Agreement dated as of April 1, 2005 and executed April 15, 2005 by and among VillageEDOCS Acquisition Corp, Phoenix Forms, Inc., and Its Shareholders.  Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 19, 2005.

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

4.19

Notice of Intent to Exercise Conversion Right dated February 10, 2005 by Joan P. Williams and C. Alan Williams.  Previously filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on February 14, 2005.

4.20	Promissory Note to Alexander Riess dated April 15, 2005. Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 19, 2005.
4.21	Promissory Note to William R. Falcon dated April 15, 2005. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 19, 2005.
4.22	Common Stock Purchase Warrant to Alexander Riess dated as of April 1, 2005. Previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 19, 2005.
4.23	Common Stock Purchase Warrant to William R. Falcon dated as of April 1, 2005. Previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on April 19, 2005.
4.24	Note Purchase Agreement dated April 13, 2005 by and between VillageEDOCS and Barron Partners LP. Previously filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on April 19, 2005.
4.25	Convertible Note to Barron Partners LP dated April 13, 2005. Previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on April 19, 2005.
4.26

Registration Rights Agreement dated April 13, 2005 by and between VillageEDOCS and Barron Partners LP.  Previously filed as Exhibit 4.7 to the Company's Current Report on Form 8-K filed on April 19, 2005.

4.27

Form of Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.  Previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on April 19, 2005.

4.28	Stock Purchase Warrant "A" dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.9 to the Company's Current Report on Form 8-K filed on April 19, 2005.
4.29	Stock Purchase Warrant "B" dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.10 to the Company's Current Report on Form 8-K filed on April 19, 2005.
10.1

Consulting and Other Services agreement dated January 28, 2003 by and between the Company and Paul Allen.  Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003 and incorporated herein by reference.

10.2

Employment Offer Letter dated April 23, 2004 by and between Tailored Business Systems, Inc. and James L. Kolassa.  Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005 and incorporated herein by reference.

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

10.12

Employment Agreement dated as of April 1, 2005 by and between Phoenix Forms, Inc. and Alexander Riess.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2005.

10.13

Employment Agreement dated as of April 1, 2005 by and between Phoenix Forms, Inc. and William R Falcon.  Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2005.

10.14

Release of Claims Agreement dated as of April 1, 2005 by Alexander Riess in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2005.

10.15

Release of Claims Agreement dated as of April 1, 2005 by William R. Falcon in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2005.

10.16

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and K. Mason Conner.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2005.

10.17

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and H. Jay Hill.  Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2005.

10.18

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and Michael A. Richard.  Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2005.

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 16, 2005 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 16, 2005 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 16, 2005 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 16, 2005 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: May 16, 2005	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: May 16, 2005	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)