Form 10QSB
period 2005-06-30
VILLAGEEDOCS INC
filed 2005-08-15
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

----------------------------------------------

VillageEDOCS

----------------------------------------------

California	33-0668917
--------------------------------------------------------	------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

14471 Chambers Road, Suite 105, Tustin, California	92780
--------------------------------------------------------	----------------------------
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code:  (714) 734-1030

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and has been subject to such filing requirements for the past 90 days.

X	YES		NO
----		----

There were 94,319,190 shares of the Registrant's common stock outstanding as of July 31, 2005.

Transitional Small Business Format (check one)	YES		NO	X
		---		---

Indicate by check mark whether the Registrant is an accelerated filer (as defined in Rule 12b-2 of the Act

YES		NO	X
	---		---

VillageEDOCS

VillageEDOCS and subsidiaries
Consolidated Balance Sheet
(Unaudited)
June 30,
2005

ASSETS
Current assets:
Cash	$682,107
Accounts receivable, net of allowance for doubtful
accounts of $69,000	1,156,414
Inventories	234,523
Other current assets	44,928
Total current assets	2,117,972

Property and equipment, net	453,463
Other assets	17,362
Software development	309,210
Other intangibles, net	828,880
Goodwill	5,111,749
$8,838,636

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$408,016
Accrued expenses	699,766
Deferred revenue	1,068,895
Notes payable to related parties	210,000
Current portion of convertible notes and accrued interest payable to related parties,
net of unamortized debt discount of $498,196	501,804
Total current liabilities	2,888,481

Long term convertible notes and accrued interest
payable to related parties, net of unamortized
debt discount of $105,360	466,218
Total liabilities	3,354,699

Commitments and contingencies

Stockholders' equity:
Series A Convertible Preferred Stock, par value $0.001 Authorized -- 48,000,000,
Issued and outstanding: none	--
Common stock, no par value:
Authorized -- 250,000,000 shares
Issued and outstanding -- 94,319,190 shares	13,069,117
Additional paid-in capital	6,258,695
Accumulated deficit	(13,843,875)
Total stockholders' equity	5,483,937
$8,838,636

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net sales	$2,275,518	$1,330,346	$3,687,500	$2,245,791
Cost of sales	767,406	420,019	1,318,892	764,312
Gross profit	1,508,112	910,327	2,368,608	1,481,479
Operating expenses:
Product and technology
development	162,897	83,776	352,855	174,849
Sales and marketing	280,397	139,745	579,111	307,499
General and administrative	721,984	534,230	1,338,145	953,037
Depreciation and amortization	114,329	53,641	165,889	94,642
Total operating expenses	1,279,607	811,392	2,436,000	1,530,027
Income (loss) from operations	228,505	98,935	(67,392)	(48,548)

Interest expense	(1,110,475)	(169,551)	(1,410,515)	(274,827)
Loss before provision for
income taxes	(881,970)	(70,616)	(1,477,907)	(323,375)

Provision for income taxes	-	(8,047)	4,200	1,111
Net loss	$(881,970)	$(62,569)	$(1,482,107)	$(324,486)

Basic and diluted loss available to
common stockholders per common
share	$(0.01)	$-	$(0.02)	$(0.01)

Weighted average shares outstanding -
basic and diluted	77,934,956	35,911,544	69,194,342	34,727,364

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(1,482,107)	$(324,486)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	165,890	94,642
Provision for doubtful accounts receivable	69,000	-
Estimated fair value of stock options issued
to employees and non-employees for services rendered	-	5,310
Common stock issued for consulting services	7,500	-
Interest expense in connection with inducement	306,429	-
Amortization of debt issue costs	39,000
Amortization of beneficial conversion feature
andwarrants issued with convertible notes	942,608	61,024
Accrued interest on convertible notes	86,878	-
Changes in operating assets and liabilities, net of
acquisition:
Accounts receivable	(220,183)	6,892
Inventories	(369)	(1,204)
Other current assets	58,278	-
Other assets	(31,775)	(18,770)
Accounts payable	(52,430)	(45,901)
Accrued expenses and accrued interest	200,502	410,446
Deferred revenue	125,239	-
Net cash provided by operating activities	214,460	187,953
Cash Flows from Investing Activities:
Purchases of property and equipment	(19,137)	(26,716)
Additions to capitalized software development	(9,998)	-
Cash paid for acquisition of TBS, net of cash acquired	-	(1,429,369)
Cash paid for acquisition of PFI, net of cash acquired	(378,189)	-
Costs incurred for purchase of TBS	-	(136,029)
Costs incurred for purchase of Resolutions	(69,620)	-
Net cash used in investing activities	(476,944)	(1,592,114)
Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	20,000	-
Proceeds from convertible notes payable, net of issuance
costs of $85,000	715,000	-
Proceeds from convertible notes payable to related parties	-	1,970,000
Principal payments under capital leases	(4,963)	(6,727)
Payments on notes payable	(3,455)	(1,807)
Payments on convertible notes payable to related parties	(200,000)	-
Payments on notes payable to related parties	(40,000)	-
Proceeds from exercise of warrants	-	240
Net cash provided by financing activities	486,582	1,961,706
Net change in cash	224,098	557,545

Cash, beginning of period	458,009	64,702
Cash, end of period	$682,107	$622,247
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$11,805	$11,402
Income taxes	$2,400	$800
continued.

Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock as acquisition cost	$332,640	$35,200
Issuance of notes payable in acquisition	$200,000	$2,100,000
Goodwill and other intangibles acquired in acquisition	$-	$2,547,077
Issuance of common stock in acquisition	$-	$440,000
Debt assumed in acquisition	$-	$151,302
Debt discount in issuance of convertible notes
payablet o related party	$-	$502,524
Issuance of common stock for no consideration	$240	$-
Issuance of common stock on conversion of debt
and accrued interest	$5,177,345	$-
Estimated fair value of stock issued in connection with acquisition	$12,257	$-
Estimated fair value of warrants issued in connection
with acquisition	$2,205,000	$-
Estimated fair value of debt discount in issuance of
convertible note payable	$1,041,427	$-

See accompanying notes to consolidated financial statements.

VillageEDOCS

Notes to Unaudited Consolidated Financial Statements - June 30, 2005 and 2004

 1.          Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the consolidated financial statements included herein.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the consolidated financial position as of June 30, 2005, and the results of operations for the three and six months ended June 30, 2005 and 2004.

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

2.          Background, Organization and Basis of Presentation

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company.  In connection with the reorganization, the Company formed MessageVision, Inc. ("MVI") on October 25, 2004.  Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions ("PFI" or "Resolutions").  Resolutions provides products for document management, archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, electronic forms, document archiving, and e-mail archiving.  The unaudited consolidated financial statements include the accounts of the Company and those of MVI, TBS and Resolutions, its wholly owned subsidiaries, since October 25, 2004, February 17, 2004, and April 1, 2005, respectively.   All significant inter-company transactions and balances have been eliminated in consolidation.

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

The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability.  However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings.  Although cash flows from operations have recently improved to a level sufficient to support operating expenses, should such cash flows decrease for any reason, management plans to obtain convertible debt and equity financing from existing stockholders and equity financing from new stockholders.    There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

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

4.           Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's four reportable segments are managed separately based on fundamental differences in their operations. The Company operates in the following four reportable segments (see Note 10):

(a)  Electronic document delivery services.
(b)  Government accounting products and services.
(c)  Electronic forms.
(d)  Holding company.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At June 30, 2005, the Company has recorded an allowance for doubtful accounts of $69,000.  No single customer accounted for more than 10% of accounts receivable at June 30, 2005.  No single customer accounted for more than 10% of total sales for the three and six months ended June 30, 2005 and 2004.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, inventories, long-lived assets, goodwill and other intangible assets, and valuation of stock options, warrants, common stock, and deferred tax assets.   Actual results could differ from those estimates.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, 37,821,000 and 54,844,553 as of June 30, 2005 and 2004, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Inventories

Inventories consist primarily of supplies, forms and envelopes and are stated at the lower of cost (using first-in, first-out method) or market.

Goodwill and Other Intangible Assets

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.  At June 30, 2005, the Company's management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of goodwill in the future.  During the period ended June 30, 2005, goodwill increased $2,984,443 related to the acquisitions of Resolutions and TBS (see Notes 5 and 7).

Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values.  The Company is amortizing the trade name and customer list of TBS over estimated useful lives of 5 and 10 years, respectively.  The Company is amortizing the customer contracts over an estimated useful life of 5 years, and is amortizing the software development costs over 3 years. Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At June 30, 2005, management believes there is no impairment of the long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

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

At June 30, 2005, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations (see Note 7).  During the three and six months ended June 30, 2005 and 2004, no stock-based employee compensation cost is reflected in the accompanying unaudited consolidated statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	============	===========	============	============
Net loss as reported	$(881,970)	$(62,569)	$(1,482,107)	$(324,486)

Add: Total stock-based employee compensation expense under APB 25
	--	--	--	--

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(135,000)	--	(260,000)	(309,058)
	--------------------	------------------	--------------------	--------------------

Pro forma net loss	$(1,016,970)	$(62,569)	$(1,742,107)	$(633,544)
	============	===========	============	============
Basic and diluted loss per share - as reported
	$(0.01)	$--	$(0.02)	$(0.01)
	============	===========	============	============
Basic and diluted loss per share - pro forma
	$(0.01)	$--	$(0.02)	$(0.02)
	============	===========	============	============

Beneficial Conversion Feature

The convertible feature of convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. During the quarter ended June 30, 2005, in connection with the conversion of convertible promissory notes payable, the Company recorded the corresponding unamortized debt discount related to the BCF as interest expense when the related instruments were converted into the Company's common stock.

Advertising

The Company expenses all advertising costs as incurred.  Advertising costs were $65,181 and $29,641 for the six months ended June 30, 2005 and 2004, respectively.

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of MVI's internet-enabled fax services and web site, TBS's government accounting software, and Resolution's electronic form software.  Product and technology development costs are expensed as incurred.

Warranty Costs

The Company offers a one year and a 90-day warranty period for customers after installation for certain services offered by TBS.  Management has determined that warranty claims are not material to the financial statements as of June 30, 2005.

5.            Acquisitions

TBS

On February 17, 2004, the Company purchased 100% of the issued and outstanding capital stock of TBS from Stephen A. Garner and James L. Campbell.

The unaudited pro forma combined historical results, as if TBS had been acquired on January 1, 2004 are estimated as follows:

Six Months Ended
June 30, 2004
Net sales	$2,807,077
Net loss	$(395,112)
Weighted average common
shares outstanding:
Basic and diluted	35,911,544
Loss per share:
Basic and diluted	$(0.01)

The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

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

VillageEDOCS funded the requirement to pay the third-party promissory note from the proceeds of an $800,000 convertible promissory note (see Note 6).

The terms of the purchase were the result of arms-length negotiations.  Neither of the Resolutions shareholders was previously affiliated with VillageEDOCS, although Resolutions has been a customer for several years of the electronic document delivery service now operated by VillageEDOCS' subsidiary, MessageVision, Inc.

Resolutions is headquartered in Suwanee, GA, a suburb of Atlanta.  Resolutions provides products for document management, document archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, and electronic forms.   Resolutions solutions are intended to help companies manage the entire life cycle of business critical information, whether it is to be printed, distributed, emailed, faxed, archived, imaged or just retrieved and viewed on screen.

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

In connection with the acquisition of Resolutions, the Company incurred the following costs:

•        76,606 shares of common stock to an employee as a finder fee.  The shares were valued at $12,257 (estimated fair value based on the closing price of the Company's common stock on the date earned).

•        $22,120 in finders fees, paid to an employee in April 2005.

•        Warrants to purchase an aggregate of 550,000 warrants to the employees noted above.  The warrants are exercisable at $0.15, vest through April 2008 and expire in 2015.  The warrants were valued at $105,000 (based on the Black Scholes option pricing model).

•        $47,500 in other acquisition-related costs including, but not limited to, expenses incurred for legal, accounting and travel.

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
--------------------
$ 2,918,877
============

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and liabilities of Resolutions as of April 1, 2005, the effective date of the acquisition:

Cash	$ 53,811
Accounts receivable	297,742
Inventories	180,000
Property and equipment	153,040
Intangibles, net	719,982
Accounts payable and accrued expenses	(1,137,444)
Notes payable	(30,000)
-----------------
Net assets	267,074

Goodwill and other intangible assets	2,651,803
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

From the date of the acquisition, the Company has reported Resolutions' results of operations as a new segment, electronic forms.  The goodwill from the acquisition of Resolutions has been allocated entirely to the electronic forms segment.

The unaudited pro forma combined historical results of the Company, as if Resolutions had been acquired January 1, 2004 are estimated as follows:

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Net sales	$4,122,787	$3,061,053
Net loss	$(1,928,581)	$(132,262)
Weighted average common
shares outstanding:
Basic and diluted	69,194,342	34,727,364
Loss per share:
Basic and diluted	$(0.03)	$(0.00)

The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

6.           Notes Payable and Convertible Notes Payable to Related Parties

Barron Partners, LP

On April 13, 2005, the Company issued a convertible note payable to Barron Partners, LP ("Barron") in the principal amount of $800,000 (the "Convertible Note") which is convertible into 16,000,000 shares of the Company's preferred stock.

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

In connection with the issuance of the Convertible Note, the Company recorded a debt discount of $800,000, consisting of a BCF of $88,890 and the relative fair value of the warrants of $711,110.  The Company is amortizing the discount using the effective interest method through September 2005.  During the period ended June 30, 2005, the Company amortized $301,804 to interest expense.

The Company and Barron entered into a Registration Rights Agreement pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the securities underlying the convertible promissory note and the warrants within 60 days of April 13, 2005.  The Company satisfied that requirement by filing a registration statement on Form SB-2 on June 13, 2005.  The registration statement, as amended, was declared effective by the U.S. Securities and Exchange Commission on August 10, 2005.

The Note and both warrants include provisions prohibiting the holder from converting the Note or exercising a warrant if, after such conversion or exercise, the holder and its affiliates would beneficially own more than 4.99% of the outstanding shares of Company's common stock.  This restriction (a) may be revoked upon sixty-one (61) days prior notice from the holder to the Company and (b) shall not apply in the event of a sale by the Company of substantially all of its assets, or a merger involving the Company or an underwritten public offering of the Company's common stock.

C. Alan and Joan P. Williams

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

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum.  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the note are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the note are convertible into shares of the Company's common stock at a conversion price equal to eighty five percent (85%) of average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  As an incentive for Mr. and Mrs. Williams to provide the loan, the Company agreed to issue them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.  In connection with the issuance of the note, the Company recorded a debt discount of $477,619, consisting of a BCF of $153,810 and the relative fair value of the warrant of $323,809.  The Company is amortizing the discount using the effective interest method through October 31, 2007.  On February 10, 2005, $700,000 in principal and $153,091 in accrued interest related to the note were converted into 6,690,913 shares of the Company's common stock.  In connection with the conversion, the Company recorded interest expense of $48,433 related to the unamortized BCF at the time of conversion.  During 2005, $640,804 of interest expense was recognized in the accompanying consolidated statement of operations in connection with amortization of the debt discount.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share,  which resulted in an additional debt discount due to the repricing of the note and such amortization is included in the $640,804 above.

On June 30, 2005, the Company accepted notices from a group of 18 holders of an aggregate of $715,000 in convertible secured promissory notes payable (the "Note Holders") of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 7,150,000 shares of VillageEDOCS' restricted common stock at $0.10 per share.   The shares were issued on June 30, 2005.  The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during June 2005.  The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.  The amendment to the conversion price was recorded as an inducement, and accordingly, the Company recorded additional interest expense of $306,429 at the time of conversion.

On June 30, 2005 and in connection with the amendment and subsequent conversion of the notes, the Company issued an aggregate of 500,010 shares of its restricted common stock to five individuals as finders fees.  The 500,010 shares were valued at $0.15 per share (fair value on date of issuance) and recorded against additional paid in capital in accordance with the nature of the services provided.

Pursuant to the terms of the original notes held by the Williams, the shares of common stock underlying the notes were subject to piggyback registration rights.  The registration right was transferred to the Note Holders along with the conversion right when they purchased the notes from the Williams.

At June 30, 2005, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $285,000 in principal and approximately $87,000 in unpaid interest.

James Townsend

On June 3, 2005, James Townsend, a holder of $779,736 in convertible secured promissory notes payable and accrued interest thereon, exercised the right to convert the entire amount of outstanding principal and interest on his notes to 7,797,361 shares of VillageEDOCS' restricted common stock at a price of $0.10 per share.

James L. Campbell and Stephen A. Garner

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

Alexander Riess and William Falcon

In connection with the acquisition of Resolutions, the Company issued promissory notes in the amount of $120,000 and $80,000 to Alexander Riess and William Falcon, respectively.  The notes bear interest at 5% per annum and are due in ten monthly installments, payment of which is subject to certain conditions including availability of sufficient positive cash flow from the operations of Resolutions following the acquisition.  As of June 30, 2004, the Company had paid $41,108 in principal and interest due pursuant to the promissory notes.

Interest Expense

Total interest expense recognized on all the notes payable and convertible notes payable to related parties was $1,410,515 and $257,222 during the six months ended June 30, 2005 and 2004, respectively.  Total interest accrued and not paid on the notes payable and convertible notes payable to related parties as of June 30, 2005 totaled $86,578 and is included in the accompanying consolidated balance sheet.

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

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company agreed to issue 76,606 shares of restricted common stock to K. Mason Conner as a finder's fee.  The shares were valued at $12,257 (estimated fair value based on the closing price of the Company's common stock on the date earned).

On June 3, 2005, James Townsend, a holder of $779,736 in convertible secured promissory notes payable and accrued interest thereon exercised the right to convert the entire amount of outstanding principal and interest on his notes to 7,797,361 shares of VillageEDOCS' restricted common stock at a price of $0.10 per share.  On June 3, 2005, the Company and Mr. Townsend executed an agreement to amend the terms of the notes to extend the due date of the notes to October 31, 2007 and to establish a variable conversion price if the notes were not converted to common stock within 30 days of the date of the amendment.  Mr. Townsend provided written notification to the Company of his intent to convert immediately upon the execution of the amendment.  These shares were issued on June 30, 2005.

On June 30, 2005, the Company accepted notices from a group of 18 holders of an aggregate of $715,000 in convertible secured promissory notes payable (the "Note Holders") of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 7,150,000 shares of VillageEDOCS' restricted common stock at $0.10 per share.   The shares were issued on June 30, 2005.  The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during June 2005.  The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

On June 30, 2005 and in connection with the amendment and subsequent conversion of the notes, the Company issued an aggregate of 500,010 shares of its restricted common stock to 5 individuals as finder's fees.  The 500,010 shares were valued at $0.15 per share (fair value on date of issuance) and recorded against additional paid in capital in accordance with the nature of the services provided.

Pursuant to the terms of the original notes held by the Williams, the shares of common stock underlying the notes were subject to piggyback registration rights.  The registration right was transferred to the Note Holders along with the conversion right when they purchased the notes from the Williams.

On May 20, 2005, stockholders holding shares representing 74% of the votes entitled to be cast at a meeting of the Company's stockholders consented in writing to a proposal to amend the Company's articles of incorporation to increase the number of authorized shares of the Company's Common Stock from 175,000,000 to 250,000,000, no stated par value per share.

b.       Preferred Stock

On May 20, 2005, stockholders holding shares representing 74% of the votes entitled to be cast at a meeting of the Company's stockholders consented in writing to a proposal to amend the Company's articles of incorporation to create and establish a series of preferred stock of the Company in connection with a private placement of the Company's $800,000 convertible promissory note. The amendment authorizes 48,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 ("Series A Preferred Stock").  Each share of Series A Preferred Stock shall be convertible into one share of Common Stock.  Series A Preferred Stock will be immediately convertible into Common Stock, however, the Company is prohibited from effecting any conversion of the Series A Preferred Stock, and the holder shall not have the right to convert any portion of the Series A Preferred Stock, to the extent that after giving effect to such conversion, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.  The foregoing restriction may be waived (a) upon sixty-one days prior notice from the holder to the Company and (b) shall not apply in the event of a sale of substantially all of the assets or securities of the Company, a merger involving the corporation or an underwritten public offering of the Company's common stock.  No dividends shall be payable with respect to the Series A Preferred Stock.  The Series A Preferred Stock shall have no voting right, except with respect to changes in the powers, preferences or rights of the Preferred Stock.   The liquidation preference of the Series A Preferred Stock is equal to $0.05 per share (the "Liquidation Value").  Upon liquidation of the Company, holders of Series A Preferred Shares will be paid the Liquidation Value prior to distribution of any amounts to holders of our Common Stock.  As of June 30, 2005, no shares of Series A Preferred Stock had been issued.

c.        Stock Options

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

During the three months ended June 30, 2005, the Company granted to its employees options to purchase 1,765,000 shares of its common stock at $0.18 per share under the 2002 Plan.   All options were issued above or at the fair market value of the Company's common stock on the dates of grant and vest on various dates from the date of grant through May 2010.

d.       Warrants

In connection with the Convertible Note, the Company issued Barron a warrant ("Warrant A") to purchase up to 32,000,000 shares of its common stock at $0.10 per share (subject to adjustment, as defined).  Pursuant to the warrant agreement, the holder has the right to purchase preferred shares of the Company for a limited time, as defined.  In addition, the Company issued Barron a warrant ("Warrant B") to purchase up to 8,000,000 shares of its common stock at $0.25 per share (subject to adjustment, as defined) valued at $711,111 (see Note 6).  Warrants A and B vested upon grant and are exercisable through April 2010.  The warrants contain certain cashless exercise and anti-dilution provisions, as defined.

The Company and Barron entered into a Registration Rights Agreement pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the securities underlying the convertible promissory note and the warrants within 60 days of April 13, 2005.  The Company satisfied that requirement by filing a registration statement on Form SB-2 on June 13, 2005.  The registration statement, as amended, was declared effective by the U.S. Securities and Exchange Commission on August 10, 2005.

The Note and both warrants include provisions prohibiting the holder from converting the Note or exercising a warrant if, after such conversion or exercise, the holder and its affiliates would beneficially own more than 4.99% of the outstanding shares of Company common stock.  This restriction (a) may be revoked upon sixty-one (61) days prior notice from the holder to the Company and (b) shall not apply in the event of a sale by the Company of substantially all of its assets, or a merger involving the Company or an underwritten public offering of the Company's common stock.

On April 15, 2005 and in connection with the acquisition of PFI, the Company issued warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS' common stock at $0.15 per share.  The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model) and will vest at various amounts during the third, twelfth, twenty-fourth, and thirty-sixth months following the date of closing.

On April 15, 2005 and in connection with the acquisition of PFI, the Company agreed to issue warrants to purchase an aggregate of 200,000 and 350,000 shares of VillageEDOCS' common stock at $0.15 per share to K. Mason Conner and H. Jay Hill, respectively, as a finder's fee.  Messrs. Conner and Hill are directors and executive officers of the Company.  The warrants were valued at $105,000 (based on the Black Scholes option pricing model).

8.           Loss per Share

              Basic and diluted loss per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	===========	===========	============	============
Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$(881,970)	$(62,569)	$(1,482,107)	$(324,486)
	===========	===========	============	============

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	77,934,956	35,911,544	69,194,342	34,727,364
	===========	===========	============	============
Net loss per common share available to common stockholders	$(0.01)	$--	$(0.02)	$(0.01)
	===========	===========	============	============

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California and the State of Georgia.  These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities.  In connection with the Company's acquisition of TBS, the parties have agreed to indemnify each other from claims relating to the acquisition agreement to a maximum of $1,500,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement.  In connection with the Company's acquisition of Resolutions, the parties have agreed to indemnify each other from claims relating to the acquisition agreement in excess of $10,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

10.           Segment Reporting

The Company's operations are classified into four principal reportable segments that provide different products or services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.  The Company operates in the following four reportable segments:

(a)  Electronic document delivery services
(b)  Government accounting products and services
(c)  Electronic forms
(d)  Corporate

The Company evaluates performance and allocates resources based upon operating income.  The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.  Inter-segment sales are eliminated upon consolidation.

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

	Quarter ended / As of	Quarter ended / As of	Period ended / As of	Period ended / As of	1
	June 30 2005	June 30, 2004	June 30 2005	June 30, 2004	2

Net sales from external customers:

Electronic document delivery services	$809,494	$678,214	$1,583,114	$1,280,383
Government accounting products and services	734,695	652,132	1,373,057	965,408
Electronic forms	731,329	-	731,329
Corporate	-	-	-	-
Total net sales from external customers	$2,275,518	$1,330,346	$3,687,500	$2,245,791

Operating income (loss):

Electronic document delivery services	$231,824	$63,055	$322,515	$84,705
Government accounting products and services	43,260	112,993	(164,285)	156,696
Electronic forms	193,280	-	193,280	-
Corporate	(239,859)	(77,113)	(418,902)	(289,949)
Total operating income (loss)	$228,505	$98,935	$(67,392)	$(48,548)

Depreciation and amortization:

Electronic document delivery services	$5,223	$31,488	$19,597	$61,396
Government accounting products and services	37,187	22,153	74,373	33,246
Electronic forms	71,920	-	71,920	-
Corporate	-	-	-	-
Total depreciation and amortization	$114,330	$53,641	$165,890	$94,642

Interest expense:

Electronic document delivery services	$200	$116,598	$419	$193,301
Government accounting products and services	-	2,952	933	3,433
Electronic forms	-	-	-	-
Corporate	1,110,275	50,001	1,409,163	78,093
Total interest expense	$1,110,475	$169,551	$1,410,515	$274,827

Net income loss:

Electronic document delivery services	$239,022	$(53,543)	$322,021	$(108,596)
Government accounting products and services	43,260	118,088	(165,218)	152,152
Electronic forms	193,280	-	193,280	-
Corporate	(1,357,532)	(127,114)	(1,832,190)	(368,042)
Total net loss	$(881,970)	$(62,569)	$(1,482,107)	$(324,486)

Identifiable assets:

Electronic document delivery services	$581,992	$523,328	$581,992	$523,328
Government accounting products and services	6,354,971	3,523,362	6,354,971	3,523,362
Electronic forms	1,652,314	-	1,652,314	-
Corporate	249,359	42,592	249,359	42,592
Total identifiable assets	$8,838,636	$4,089,282	$8,838,636	$4,089,282

Capital expenditures:

Electronic document delivery services	$12,252	$22,108	$15,690	$26,716
Government accounting products and services	22,186	-	23,426	-
Electronic forms	8,041	-	8,041	-
Corporate	-	-	-	-
Total capital expenditures:	$-	$22,108	$47,157	$26,716

(1)   2004 period results and balances for the Government accounting products and services segment are reported as of and for the period from February 17, 2004 (date of acquisition of TBS) through June 30, 2004.

(2)   2005 period results and balances for the Electronic forms segment are reported as of and for the period from April 1, 2005 (date of acquisition of Resolutions) through June 30, 2005.

11.           Related Party Transactions

The Company has borrowed significantly from related parties, issued a significant number of options and warrants to related parties, and issued a significant number of shares of its common stock to related parties upon conversion of convertible promissory notes payable as described more fully in Notes 6 and 7.

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

On April 15, 2005 and in connection with the acquisition of PFI, the Company issued warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS' common stock at $0.15 per share.  The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model) and will vest at various amounts during the third, twelfth, twenty-fourth, and thirty-sixth months following the date of closing.

On April 15, 2005 and in connection with the acquisition of PFI, the Company agreed to issue warrants to purchase an aggregate of 200,000 and 350,000 shares of VillageEDOCS' common stock at $0.15 per share to K. Mason Conner and H. Jay Hill, respectively, as a finder's fee.  Messrs. Conner and Hill are directors and executive officers of the Company.  The warrants were valued at $105,000 (based on the Black Scholes option pricing model).

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company agreed to issue 76,606 shares of restricted common stock to K. Mason Conner as a finder's fee.  The shares were valued at $12,257 (estimated fair value based on the closing price of the Company's common stock on the date earned).

12.           Subsequent Events

The Company filed a Registration Statement on Form SB-2 on June 13, 2005.   On August 9, 2005, the Company filed Amendment No. 1 to its Registration Statement on Form SB-2.  The Registration Statement, as amended, was declared effective by the U.S. Securities and Exchange Commission on August 10, 2005.  The selling shareholders named in the Prospectus included therein are offering to sell up to 153,359,867 shares of common stock including up to 21,758,650 shares of common stock of VillageEDOCS underlying convertible promissory notes and warrants to purchase up to 47,000,000 shares that were previously issued by us to the selling shareholders in private transactions.  We will not receive any proceeds from the conversion of our notes or the resale of shares of our common stock. We will, however, receive proceeds from the exercise of our common stock purchase warrants.

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

General Overview

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of June 30, 2005, and the unaudited consolidated statements of operations and cash flows for the three and six months ended June 30, 2005 and 2004, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2004 and 2003, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

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

On February 17, 2004, the Company acquired TBS.  The results of TBS for the periods ended June 30, 2005 are compared with the results of TBS for the period from February 17, 2004 through June 30, 2004.  On April 1, 2005, the Company acquired Resolutions.  Accordingly, management believes that the following presentation of comparative results of operations, while required, may not be meaningful since the data for the 2004 periods present only the portion of TBS' operating results reported from the date of acquisition and do not present any data for Resolutions since we did not own them during 2004.  In addition, the data for the 2005 periods include the results of Resolutions from April 1, 2005.  This acquisition has caused, and is expected to cause, the results of the Company to vary significantly from those previously reported during 2005 and 2004.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004
Net Sales

Net sales for the three months ended June 30, 2005 were $2,275,518, a 71% increase over net sales for the prior year quarter of $1,330,346.  The increase of $945,172 in the 2005 quarter resulted from an increase of $131,180 (19%) in revenue from MVI (which resulted from growth in the number of clients) as well as an increase of $82,563 (13%) in revenue of TBS and the addition of $731,329 in sales from Resolutions.

Cost of Sales

Cost of sales for the three months ended June 30, 2005 were $767,406 as compared to the $420,019 reported for the three months ended June 30, 2005.  The overall increase in the 2005 quarter of $347,387 resulted from an increase of $18,236 from MVI, an increase of $164,114 from TBS, and the addition of $165,037 from Resolutions.  Total cost of sales during the 2005 quarter represented 34% of net sales.  Cost of sales for MVI during the 2005 quarter represented 33% of net sales as compared with 36% of net sales in the 2004 quarter reflecting reduced telecommunications and other costs associated with providing electronic document delivery services despite an improvement in revenues from those services.  Cost of sales for TBS during the 2005 quarter represented 46% of net sales as compared with 26% of net sales in the 2004 quarter.  Cost of sales for Resolutions during the 2005 quarter represented 22% of net sales.

Gross Profit

Gross profit for the three months ended June 30, 2005 increased 66% to $1,508,112 as compared to $910,327 for the prior year quarter.  The increase in the 2005 quarter of $597,785 resulted from an increase of $113,044 from MVI, a decrease of $81,551 from TBS, and the addition of $566,292 from Resolutions.  Gross profit margin for the 2005 quarter was 66% as compared to 68% for the 2004 quarter.

Operating Expenses

Operating expenses for the three months ended June 30, 2005 increased by 58% to $1,279,607 from the $811,392 reported in the three months ended June 30, 2004.  Of the total increase of $468,215, $162,746 is attributable to increases in operating expenses of corporate, offset by decreases of $55,635 and $11,908 attributable to MVI and TBS, respectively, in addition to $373,012 of operating expenses of Resolutions.

During the three months ended June 30, 2005, corporate incurred $239,859 in operating expenses, an increase of $162,746 from the $77,113 reported in the 2004 quarter as a result of increased compensation costs and legal and accounting expenses.

During the three months ended June 30, 2005, MVI incurred $311,943 in operating expenses, a decrease of 15% from the $367,578 reported in the 2004 quarter.  Product and technology development increased $7,428 to $91,204 from the $83,776 reported in the prior year quarter as a result of compensation expenses.  Sales and marketing increased by $17,345 to $168,512 from the $151,167 reported in the prior year quarter as a result of staff increases.  General and administrative decreased by $39,142 to $62,005 from the $101,147 reported in the prior year quarter as a result of reduced consulting, legal, and compensation expenses.  Depreciation and amortization expense decreased $41,266 as a result of an increase in fully depreciated computer equipment.

During the three months ended June 30, 2005, TBS incurred $354,793 in operating expenses, a decrease of 3% as compared to the $366,701 reported in the 2004 quarter.  Product and technology development increased $44,658 to $71,693 as compared to $27,035 reported in the 2004 quarter due to compensation expenses.  Sales and marketing increased $5,082 to $93,660 from the $88,578 reported in the 2004 quarter.  General and administrative decreased $91,682 to $137,253 from the $228,935 reported in the 2004 quarter as a result of a departmental staff restructuring.  Depreciation and amortization expenses increased to $52,187 from the $22,153 reported in the 2004 quarter due to amortization of intangible assets identified during the first quarter of 2005.

During the three months ended June 30, 2004, Resolutions incurred $373,012 in operating expenses.  Sales and marketing, general and administrative, and depreciation and amortization expenses were $18,225, $282,867, and $71,920, respectively.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating income for the three months ended June 30, 2005 of $228,505, compared to an operating income of $98,935 for the three months ended June 30, 2004.  The overall operating income in the 2005 quarter was comprised of an operating loss of $239,859 from corporate, offset by operating incomes from MVI, TBS, and Resolutions of $231,824, $43,260, and $193,280 respectively.  The overall operating income in the 2004 quarter was comprised of operating income of $63,055 and $112,993 from MVI and TBS, respectively, offset by an operating loss from corporate of $77,113.

Interest Expense

Interest expense for the quarter ended June 30, 2005 increased by 55% to $1,110,475 from the $169,551 reported in the prior year quarter.  Although interest charges incurred pursuant to the terms of convertible promissory notes decreased significantly as a result of the conversion to equity of approximately $4.46 million in debt (see "Liquidity" below), these decreases were offset by $727,123 in charges related to the beneficial conversion feature associated with borrowings from current and prior years and the conversion to equity thereof.

Net Loss

Net loss for the three months ended June 30, 2005 was $881,970, or $0.01 per share, compared to a net loss of $62,569, or $0.00 per share for the three months ended June 30, 2004 on weighted average shares of 77,934,956 and 35,911,544, respectively.  The overall net loss in the 2005 quarter was comprised of net income of $239,022, $43,260 and $193,280 from MVI, TBS, and Resolutions, respectively, as offset by a net loss from corporate of $1,357,532.  The overall net loss in the 2004 quarter was comprised of net losses of $127,114 and $53,543 from corporate and MVI, respectively, offset by net income from TBS of $118,088.

Six Months Ended June 30, 2005 Compared to Six Months Ended June 30, 2004
Net Sales

Net sales for the six months ended June 30, 2005 were $3,687,500, a 64% increase over net sales for the prior year period of $2,245,791.  The increase of $1,441,709 in the 2005 quarter resulted from an increase of $302,731 in revenue from MVI (which resulted from increased sales to existing clients) as well as an increase of $407,649 in revenue of TBS (which resulted from reporting a full six months of revenue from TBS in the 2005 period as compared with approximately four and one-half months in the 2004 period).  In addition, the Company reported $731,329 in revenue from Resolutions.

Cost of Sales

Cost of sales for the six months ended June 30, 2005 were $1,318,892 as compared to the $764,312 reported for the six months ended June 30, 2005.  The increase in the 2005 period of $554,580 resulted from increases of $4,886 and $384,657 from MVI and TBS, respectively, and $165,037 from Resolutions.  Total cost of sales during the 2005 period represented 36% of net sales as compared to 34% of net sales during the 2004 period.  Cost of sales for MVI during the 2005 period represented 33% of net sales as compared with 40% of net sales in the 2004 period.  Cost of sales for TBS during the 2005 period represented 46% of net sales as compared with 26% of net sales in the 2004 period.

Gross Profit

Gross profit for the six months ended June 30, 2005 increased 60% to $2,368,608 as compared to $1,481,479 for the prior year period.  The increase in the 2005 period of $887,129 resulted from increases of $297,845 and $22,992 from MVI and TBS, respectively, and the addition of $566,292 from Resolutions.  Gross profit margin for the 2005 period was 64% as compared to 66% for the 2004 period.

Operating Expenses

Operating expenses for the six months ended June 30, 2005 increased by 59% to $2,436,000 from the $1,530,027 reported in the six months ended June 30, 2004.  Of the total increase of $905,973, $128,953, $60,035, and $343,973 are attributable to increases in operating expenses of corporate, MVI and TBS, respectively, and $373,012 in operating expenses of Resolutions.

During the six months ended June 30, 2005, corporate incurred $418,902 in operating expenses, an increase of $128,953 from the $289,949 reported in the 2004 period as a result of increased staff, legal, and accounting expenses.

During the six months ended June 30, 2005, MVI incurred $739,521 in operating expenses, an increase of 9% over the $679,486 reported in the 2004 period.  Product and technology development increased $10,611 to $185,460 from the $174,849 reported in the prior year period as a result of compensation costs.  Sales and marketing increased by $38,962 to $356,118 from the $317,156 reported in the prior year period as a result of staff increases.  General and administrative increased by $52,262 to $178,347 from the $126,085 reported in the prior year period as a result of staff increases.   Depreciation and amortization expense decreased $41,800 as a result of an increase in fully depreciated computer equipment.

During the six months ended June 30, 2005, TBS incurred $904,565 in operating expenses, an increase of 61% over the $560,592 reported in the 2004 period.  The increases in Product and technology development,  Sales and marketing,  General and administrative, and in Depreciation and amortization expenses to $167,395, $204,768, 458,029, and $74,373, respectively, are attributable to comparing six full months in the 2005 period to four and one-half months in the 2004 period.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating loss for the six months ended June 30, 2005 of $67,392, compared to an operating loss of $48,548 for the six months ended June 30, 2004.  The overall operating loss in the 2005 period was comprised of operating losses of $418,902 and $164,285 from corporate and TBS, respectively, offset by operating income from MVI and Resolutions of $322,515 and $193,280, respectively.  The overall operating loss in the 2004 period was comprised of operating income of $84,705 and $156,696 from MVI and TBS, respectively, offset by an operating loss from corporate of $289,949.

Interest Expense

Interest expense for the period ended June 30, 2005 increased by 413% to $1,410,515 from the $274,827 reported in the prior year period.  Although interest charges incurred pursuant to the terms of convertible promissory notes decreased significantly as a result of the conversions to equity of convertible notes payable during the 2005 period (see "Liquidity" below), these decreases were offset by $942,608 in charges related to the beneficial conversion feature associated with borrowings from current and prior years and the conversion to equity thereof.

Net Loss

Net loss for the six months ended June 30, 2005 was $1,482,107, or $0.02 per share, compared to a net loss of $324,486, or $0.01 per share, for the six months ended June 30, 2004 on weighted average shares of 69,194,342 and 34,727,364, respectively.  The overall net loss in the 2005 period was comprised of net losses of $1,832,190 and $165,218 from corporate and TBS, respectively, offset by net income from MVI and Resolutions of $322,021 and $193,280, respectively.  The overall net loss of $324,486 in the 2004 period was comprised of net losses of $368,042 and 108,596 from corporate and MVI, respectively, offset by net income of $152,152 fromTBS.

LIQUIDITY

During the six months ended June 30, 2005, the Company's net cash position increased by $224,098 to $682,107. The Company's operating and financing activities provided net cash of  $214,460, and $486,582, respectively, and investing activities used net cash of $476,944.

Net cash provided by operating activities for the six months ended June 30, 2005 was $214,460, an increase of $26,507 from the $187,953 provided by operating activities for prior year period, mainly due to non cash operating expenses during the 2005 period.

The Company's investing activities consisted of acquisition costs for Resolutions, additional TBS acquisition costs and the purchase of computer equipment. Net cash used in investing activities decreased $1,115,170 to $476,944 from the $1,592,114 reported for the 2004 period, during which most of the cash used in the Company's investing activities was for the acquisition of TBS.  The acquisition of Resolutions in 2005 involved significantly less cash than the acquisition of TBS in 2004.

Net cash provided by financing activities for the six months ended June 30, 2005 was $486,582, and included $735,000 of proceeds from notes payable as offset by $243,455 of payments on notes related to the TBS and Resolutions acquisitions.  Net cash provided by financing activities for the six months ended June 30, 2004 was $1,961,706, which included proceeds of $1,970,000 from convertible promissory notes to related parties.

On February 10, 2005, the Company received notice from C. Alan Williams and Joan P. Williams of their intent to convert $3,682,609 in convertible secured promissory notes payable and accrued interest thereon to 40,332,669 shares of the Company's restricted common stock.  As a result of the conversion, the Williams acquired shared voting and shared dispositive power over seventy-seven percent (77%), or 59,495,094 shares, of the Company's common stock.  As a result of the conversion, the amount owed by the Company to the Williams pursuant to convertible promissory notes payable was $1,000,000 in principal and approximately $62,000 in unpaid interest as of March 31, 2005.  As a result of the conversion, the Company will report a reduction in interest expense in connection with its borrowings from the Williams during 2005 as compared with 2004.

On June 30, 2005, the Company accepted notices from a group of 18 holders of an aggregate of $715,000 in convertible secured promissory notes payable (the "Note Holders") of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 7,150,000 shares of VillageEDOCS' restricted common stock at $0.10 per share.   The shares were issued on June 30, 2005.  The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during June 2005.  The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

On June 3, 2005, James Townsend, a holder of $779,736 in convertible secured promissory notes payable and accrued interest thereon exercised the right to convert the entire amount of outstanding principal and interest on his notes to 7,797,361 shares of VillageEDOCS' restricted common stock at a price of $0.10 per share.  On June 3, 2005, the Company and Mr. Townsend executed an agreement to amend the terms of the notes to extend the due date of the notes to October 31, 2007 and to establish a variable conversion price if the notes were not converted to common stock within 30 days of the date of the amendment.  Mr. Townsend provided written notification to the Company of his intent to convert immediately upon the execution of the amendment.  These shares were issued on June 30, 2005.

CAPITAL RESOURCES

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our recent acquisition of TBS.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.    Accordingly, we may experience negative operating and investing cash flows through the remainder of 2005 until MVI, TBS, and Resolutions consistently generate net cash flows sufficient to offset the anticipated expenses of operating the holding company.  While we believe that our available cash resources combined with our current revenue streams will be sufficient to meet our anticipated working capital requirements, we will require addition financing to fund capital expenditure requirements for 2005.  Should our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses.  While each of MVI, TBS, and Resolutions have alternately reported both monthly operating incomes and monthly operating losses during 2005, operating incomes have been insufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from our three reporting segments, or reducing expenses of the holding company, we may never achieve profitability for the Company as a whole.  Should we achieve overall profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

Between November 2000 and at least December 2004, our operating shortfalls were funded by one shareholder, an affiliate, to whom we owe $285,000 in principal and approximately $87,000 in interest as of June 30, 2005. This shareholder has no obligation to continue to fund any future operating shortfalls.  We may be required to alter the terms of the convertible promissory note held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

On April 13, 2005, the Company issued a convertible note payable to Barron Partners, LP ("Barron") in the principal amount of $800,000 (the "Convertible Note") which is convertible into 16,000,000 shares of preferred stock.

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

The Company and Barron entered into a Registration Rights Agreement pursuant to which the Company agreed to prepare and file with the Securities and Exchange Commission a registration statement covering the resale of the securities underlying the convertible promissory note and the warrants within 60 days of April 13, 2005.

The Company filed a Registration Statement on Form SB-2 with the U.S. Securities and Exchange Commission on June 13, 2005.   On August 9, 2005, the Company filed Amendment No. 1 to its Registration Statement on Form SB-2.  The Registration Statement, as amended, was declared effective by the U.S. Securities and Exchange Commission on August 10, 2005.  The selling shareholders named in the Prospectus included therein are offering to sell up to 153,359,867 shares of common stock including up to 21,758,650 shares of common stock of VillageEDOCS underlying convertible promissory notes and warrants to purchase up to 47,000,000 shares that were previously issued by us to the selling shareholders in private transactions.  We will not receive any proceeds from the conversion of our notes or the resale of shares of our common stock. We will, however, receive proceeds from the exercise of our common stock purchase warrants.

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

Resolutions provides products for document management, document archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, and electronic forms.   Resolutions solutions are intended to help companies manage the entire life cycle of business critical information, whether it is to be printed, distributed, emailed, faxed, archived, imaged or just retrieved and viewed on screen.

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

ITEM 3 - CONTROLS AND PROCEDURES

As of June 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to June 30, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of June 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS.

 The Company is not a party in any lawsuits.   There were no new legal matters to report during the three months ended June 30, 2005.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 13, 2005, the Company issued a convertible note payable to Barron Partners, LP ("Barron") in the principal amount of $800,000 which is convertible into 16,000,000 shares of the Company's preferred stock.  The note does not bear interest and is due on September 30, 2005.

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

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company issued two promissory notes in the aggregate amount of $200,000.  The notes bear interest at 5 percent per annum and are due in no less than ten monthly installments, subject to certain terms and conditions, as defined.

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company issued warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS' common stock at $0.15 per share.  The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model) and will vest at various amounts during the third, twelfth, twenty-fourth, and thirty-sixth months following the date of closing.

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company agreed to issue warrants to purchase an aggregate of 200,000 and 350,000 shares of VillageEDOCS' common stock at $0.15 per share to K. Mason Conner and H. Jay Hill, respectively, as a finder's fee.  Messrs. Conner and Hill are directors and executive officers of the Company.  The warrants were valued at $105,000 (based on the Black Scholes option pricing model).  In addition, the Company agreed to issue 76,606 shares of restricted common stock to K. Mason Conner as a finder's fee.  The shares were valued at $12,257 (estimated fair value based on the closing price of the Company's common stock on the date earned).

On May 20, 2005, shareholders holding shares representing 74% of the votes entitled to be cast at a meeting of the Company's shareholders consented in writing to a proposal to amend the Company's articles of incorporation to create and establish a series of preferred stock of the Company in connection with a private placement of the Company's $800,000 convertible promissory note. The amendment authorizes 48,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 ("Series A Preferred Stock").  Each share of Series A Preferred Stock shall be convertible into one share of Common Stock.  Series A Preferred Stock will be immediately convertible into Common Stock, however, the Company is prohibited from effecting any conversion of the Series A Preferred Stock, and the holder shall not have the right to convert any portion of the Series A Preferred Stock, to the extent that after giving effect to such conversion, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.  The foregoing restriction may be waived (a) upon sixty-one days prior notice from the holder to the Company and (b) shall not apply in the event of a sale of substantially all of the assets or securities of the Company, a merger involving the corporation or an underwritten public offering of the Company's common stock.  No dividends shall be payable with respect to the Series A Preferred Stock.  The Series A Preferred Stock shall have no voting right, except with respect to changes in the powers, preferences or rights of the Preferred Stock.   The liquidation preference of the Series A Preferred Stock is equal to $0.05 per share (the "Liquidation Value").  Upon liquidation of the Company, holders of Series A Preferred Shares will be paid the Liquidation Value prior to distribution of any amounts to holders of our Common Stock.

On May 20, 2005, shareholders holding shares representing 74% of the votes entitled to be cast at a meeting of the Company's shareholders consented in writing to a proposal to amend the Company's articles of incorporation to increase the number of authorized shares of the Company's Common Stock from 175,000,000 to 250,000,000, no stated par value per share.

On June 3, 2005, a holder (the "Note Holder") of $779,736 in convertible secured promissory notes payable and accrued interest thereon exercised the right to convert the entire amount of outstanding principal and interest on his notes to 7,797,361 shares of VillageEDOCS' restricted common stock at a price of $0.10 per share.  On June 3, 2005, the Company and the Note Holder executed an agreement to amend the terms of the notes to extend the due date of the notes to October 31, 2007 and to establish a variable conversion price if the notes were not converted to common stock within 30 days of the date of the amendment.  The Note Holder provided written notification to the Company of his intent to convert immediately upon the execution of the amendment.  These shares were issued on June 30, 2005.

On June 30, 2005, the Company accepted notices from a group of 18 holders of an aggregate of $715,000 in convertible secured promissory notes payable (the "Note Holders") of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 7,150,000 shares of VillageEDOCS' restricted common stock at $0.10 per share.   The shares were issued on June 30, 2005.  The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during June 2005.  The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

On June 30, 2005 and in connection with the amendment and subsequent conversion of the notes, the Company issued an aggregate of 500,010 shares of its restricted common stock to 5 individuals as finder's fees.  The 500,010 shares were valued at $0.15 per share (fair value on date of issuance) and recorded against additional paid in capital in accordance with the nature of the services provided.

Pursuant to the terms of the original notes held by the Williams, the shares of common stock underlying the notes were subject to piggyback registration rights.  The registration right was transferred to the Note Holders along with the conversion right when they purchased the notes from the Williams.

Between January 1 and June 30, 2005, the Company granted to its employees options to purchase 2,195,000 shares of its common stock under the 2002 Plan at $0.18 per share.  All options were issued above or at the fair market value on the dates of grant and vest on various dates from the date of grant through May 2010.

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
3.4

Article of Amendment to Articles of Incorporation to increase authorized number of common shares and to create a class of preferred stock.  Previously filed with the Company's 14C Information Statement filed on June 7, 2005

3.5

Form of Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.  Previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on April 19, 2005.

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

4.28	Stock Purchase Warrant "A" dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.9 to the Company's Current Report on Form 8-K filed on April 19, 2005.
4.29	Stock Purchase Warrant "B" dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.10 to the Company's Current Report on Form 8-K filed on April 19, 2005.
4.30	Form of Note Assignment. Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 6, 2005.
4.31	Form of Promissory Note Modification Agreement. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 6, 2005.
4.32	Form of Notice of Intent to Exercise Conversion Right. Previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 6, 2005.

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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 15, 2005 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 15, 2005 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 15, 2005 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 15, 2005 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: August 15, 2005	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: August 15, 2005	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)