Form 10QSB
period 2005-09-30
VILLAGEEDOCS INC
filed 2005-11-14
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

VillageEDOCS
---------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

California	33-0668917
--------------------------------------------------------------------	---------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

14471 Chambers Road, Suite 105, Tustin, California 92780	(714) 734-1030
----------------------------------------------------------------------	-----------------------------------------
(Address of principal executive offices)	(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO
	----		----

Indicate by check mark whether the registrant is a shell company (as define in Rule 1b-2 of the Exchange Act).

YES		NO	X
	----		----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES		NO
	----		----

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 99,167,526 shares of the Registrant's common stock outstanding as of October 31, 2005.

Transitional Small Business Format (check one)	YES		NO	X
		----		----

VillageEDOCS

VillageEDOCS and subsidiaries
Consolidated Balance Sheet
(Unaudited)
September 30,
2005

ASSETS
Current assets:
Cash	$639,079
Accounts receivable, net of allowance for doubtful
accounts of $67,000	1,513,900
Inventories	238,555
Other current assets	53,374
Total current assets	2,444,908

Property and equipment, net	403,970
Other assets	11,639
Software development	284,230
Other intangibles, net	789,241
Goodwill	5,111,749
$9,045,737

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$463,038
Accrued expenses	772,182
Deferred revenue	1,046,089
Notes payable to related parties	180,000
Current portion of convertible notes and accrued interest
payable to related parties, net of unamortized debt
discount of $21,438	335,432
Total current liabilities	2,796,741

Long term convertible notes
payable to related parties	200,000
Total liabilities	2,996,741

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized, -- 48,000,000 shares
Issued and outstanding -- 16,000,000 shares	16,000
Common stock, no par value:
Authorized -- 250,000,000 shares
Issued and outstanding -- 96,667,526 shares	13,309,884
Additional paid-in capital	7,251,579
Accumulated deficit	(14,528,467)
Total stockholders' equity	6,048,996
$9,045,737

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net sales	$2,620,854	$1,682,917	$6,308,354	$3,928,708
Cost of sales	1,124,250	799,737	2,443,142	1,564,049
Gross profit	1,496,604	883,180	3,865,212	2,364,659
Operating expenses:
Product and technology
development	242,734	125,788	595,589	300,637
Sales and marketing	267,752	223,379	846,863	530,878
General and administrative	638,851	333,559	1,976,996	1,286,596
Depreciation and amortization	164,025	54,401	329,914	149,043
Total operating expenses	1,313,362	737,127	3,749,362	2,267,154
Income from operations	183,242	146,053	115,850	97,505

Interest expense	(822,980)	(173,790)	(2,233,495)	(448,617)
Loss before provision for
income taxes	(639,738)	(27,737)	(2,117,645)	(351,112)

Provision for income taxes	44,854	-	49,054	1,111
Net loss	$(684,592)	$(27,737)	$(2,166,699)	$(352,223)

Basic and diluted loss available to
common stockholders per common
share	$(0.01)	$-	$(0.03)	$(0.01)

Weighted average shares outstanding -
basic and diluted	94,345,283	35,911,544	78,276,650	35,253,633

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)
	2005	2004
Cash Flows from Operating Activities:
Net loss	$(2,166,699)	$(352,223)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	329,914	149,043
Provision for doubtful accounts receivable	67,000	-
Estimated fair value of stock options issued
to employees and non-employees for services rendered	-	5,310
Common stock issued for consulting services	7,500	-
Interest expense in connection with inducement	434,572	-
Amortization of debt issue costs	39,000
Amortization of beneficial conversion feature and
warrants issued with convertible notes	1,626,234	114,946
Accrued interest on convertible notes	91,870	-
Changes in operating assets and liabilities, net of
effects of acquisitions:
Accounts receivable	(575,669)	(218,649)
Inventories	(4,401)	(7,723)
Other current assets	49,832	-
Other assets	(26,052)	(18,212)
Accounts payable	2,592	(54,976)
Accrued expenses	273,218	509,867
Deferred revenue	102,433	-
Net cash provided by operating activities	251,344	127,383
Cash Flows from Investing Activities:
Purchases of property and equipment	(10,000)	(57,850)
Additions to capitalized software development	(69,047)	-
Cash paid for acquisition of TBS, net of cash acquired	-	(1,429,369)
Cash paid for acquisition of Resolutions, net of cash acquired	(378,189)	-
Costs incurred for purchase of TBS	-	(136,029)
Costs incurred for purchase of Resolutions	(69,620)	-
Net cash used in investing activities	(526,856)	(1,623,248)
Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	20,000	-
Proceeds from convertible notes payable, net of issuance
costs of $85,000	715,000	-
Proceeds from convertible notes payable to related parties	-	2,015,000
Payments on capital lease obligations	(4,963)	(10,340)
Principal payments on notes payable	(3,455)	(4,009)
Principal payments on convertible notes to related parties	(200,000)	-
Payments on notes payable to related parties	(70,000)	-
Proceeds from exercise of warrants	-	240
Net cash provided by financing activities	456,582	2,000,891
Net change in cash	181,070	505,026

Cash, beginning of period	458,009	64,702
Cash, end of period	$639,079	$569,728
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$15,928	$28,471
Income taxes	$34,254	$800

	2005	2004
Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock as acquisition cost	$332,640	$35,200
Issuance of notes payable in acquisition	$200,000	$2,100,000
Goodwill and other intangibles acquired in acquisition	$-	$2,547,077
Issuance of common stock as finders fees	$95,769	$-
Debt assumed in acquisition	$-	$151,302

Issuance of preferred stock on conversion of debt	$800,000	$-
Issuance of common stock for no consideration	$240	$-
Issuance of common stock on conversion of debt
and accrued interest	$5,217,345	$-
Estimated fair value of common stock issued in connection
with acquisition	$12,257	$44,000
Estimated fair value of warrants issued in connection
with acquisition	$2,205,000	$44,000
Estimated fair value of debt discount in issuance of
convertible note payable	$1,142,935	$542,167

See accompanying notes to consolidated financial statements.

VillageEDOCS

Notes to Unaudited Consolidated Financial Statements - September 30, 2005 and 2004

1.          Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the consolidated financial statements included herein.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the consolidated financial position as of September 30, 2005, and the results of operations for the three and nine months ended September 30, 2005 and 2004.

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

2.          Background, Organization and Basis of Presentation

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company.  In connection with the reorganization, the Company formed MessageVision, Inc. ("MVI") on October 25, 2004.  Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions ("PFI" or "Resolutions").  Resolutions provides products for document management, document archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, and electronic forms, document archiving, and e-mail archiving.  The unaudited consolidated financial statements include the accounts of the Company and those of MVI, TBS and Resolutions, its wholly owned subsidiaries, since October 25, 2004, February 17, 2004, and April 1, 2005, respectively.   All significant inter-company transactions and balances have been eliminated in consolidation.

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

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At September 30, 2005, the Company has recorded an allowance for doubtful accounts of $67,000.  No single customer accounted for more than 10% of accounts receivable at September 30, 2005.  No single customer accounted for more than 10% of total sales for the three and nine months ended September 30, 2005 and 2004.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, 17,686,000 and 42,502,000 as of September 30, 2005 and 2004, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Inventories

Inventories consist primarily of supplies, forms and envelopes and are stated at the lower of cost (using first-in, first-out method) or market.

Goodwill and Other Intangible Assets

The Company has adopted SFAS No. 142, "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.  At September 30, 2005, the Company's management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of goodwill in the future.  During the nine month period ended September 30, 2005, goodwill increased $2,984,443 related to the acquisitions of Resolutions and TBS (see Notes 5 and 7).

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

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At September 30, 2005, management believes there is no impairment of the long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

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

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004) ("SFAS 123(R)"), "Share-Based Payment," to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Small business issuers will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company's overall results of operations or financial position.

At September 30, 2005, the Company has two stock-based employee compensation plans.  The Company accounts for those plans under the recognition and measurement principles of APB 25, and related interpretations (see Note 7).  During the three and nine months ended September 30, 2005 and 2004, no stock-based employee compensation cost is reflected in the accompanying unaudited consolidated statements of operations, as all options granted under those plans had exercise prices equal to or greater than the market value of the underlying common stock on the date of grant.  The following table illustrates the effect on net loss and loss per share if the Company had applied the fair value recognition provisions of SFAS No. 123 to stock-based employee compensation:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	============	===========	============	============
Net loss as reported	$(684,592)	$(27,737)	$(2,166,699)	$(352,223)

Add: Total stock-based employee compensation expense under APB 25
	--	--	--	--

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(294,000)	(76,986)	(400,000)	(375,964)
	--------------------	------------------	--------------------	--------------------

Pro forma net loss	$(978,592)	$(104,723)	$(2,566,699)	$(728,187)
	============	===========	============	============
Basic and diluted loss per share - as reported
	$(0.01)	$--	$(0.03)	$(0.01)
	============	===========	============	============
Basic and diluted loss per share - pro forma
	$(0.01)	$--	$(0.03)	$(0.02)
	============	===========	============	============

Beneficial Conversion Feature

The convertible feature of convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. During the period ended September 30, 2005, in connection with the conversion of convertible promissory notes payable, the Company recorded the corresponding unamortized debt discount related to the BCF as interest expense when the related instruments were converted into the Company's common stock.

Advertising

The Company expenses all advertising costs as incurred.  Advertising costs were $77,017 and $47,677 for the nine months ended September 30, 2005 and 2004, respectively.

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of MVI's internet-enabled fax services and web site, TBS's government accounting software, and Resolution's electronic form software.  Product and technology development costs are expensed as incurred.

Warranty Costs

The Company offers a one year and a 90-day warranty period for customers after installation for certain services offered by TBS.  Management has determined that warranty claims are not material to the financial statements as of September 30, 2005.

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

•        $47,500 in other acquisition-related costs including, but not limited to, expenses incurred for legal, accounting and travel.

The purchase price has been determined as follows:

Cash	$432,000
Promissory notes	200,000
Warrants to purchase 10,000,000 shares at $0.15
per share	2,100,000
Acquisition costs	186,877
------------------
$2,918,877
==========

The following represents an allocation of the purchase price over the fair value of the acquired assets and liabilities of Resolutions as of April 1, 2005, the effective date of the acquisition:

Cash	$53,811
Accounts receivable	297,742
Inventories	180,000
Property and equipment	153,040
Other	29,943
Intangibles, net	719,982
Accounts payable and accrued expenses	(1,137,444)
Notes payable	(30,000)
-----------------
Net assets	267,074

Goodwill and other intangible assets	2,651,803
-----------------
$2,918,877
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

The unaudited pro forma combined historical results, as if Resolutions had been acquired January 1, 2004 are estimated as follows:

	Nine Months Ended	Nine Months Ended
	September 30, 2005	September 30, 2004
Net sales	$6,743,741	$5,305,255
Net loss	$(2,387,536)	$(174,127)
Weighted average common
shares outstanding:
Basic and diluted	78,276,650	35,815,481
Loss per share:
Basic and diluted	$(0.03)	$(0.00)

The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

6.           Notes Payable and Convertible Notes Payable to Related Parties

Barron Partners, LP

On April 13, 2005, the Company issued a convertible note payable to Barron Partners, LP ("Barron") in the principal amount of $800,000 (the "Convertible Note") which was converted into 16,000,000 shares of the Company's Series A preferred stock on September 30, 2005.

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

In connection with the issuance of the Convertible Note, the Company recorded a debt discount of $800,000, consisting of a BCF of $88,890 and the relative fair value of the warrants of $711,110.  The Company amortized the discount using the effective interest method through September 2005.  During the period ended September 30, 2005, the Company had amortized the entire amount of the debt discount and charged $800,000 to interest expense.

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

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum.  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the note are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the note are convertible into shares of the Company's common stock at a conversion price equal to eighty five percent (85%) of average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  As an incentive for Mr. and Mrs. Williams to provide the loan, the Company agreed to issue them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.  In connection with the issuance of the note, the Company recorded a debt discount of $477,619, consisting of a BCF of $153,810 and the relative fair value of the warrant of $323,809.  The Company is amortizing the discount using the effective interest method through October 31, 2007.  On February 10, 2005, $700,000 in principal and $153,091 in accrued interest related to the note were converted into 6,690,913 shares of the Company's common stock.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share, which resulted in an additional debt discount of $241,427 due to the modification and repricing of the conversion price.

On June 30, 2005, the Company accepted notices from a group of 18 holders of an aggregate of $715,000 in convertible secured promissory notes payable (the "Note Holders") of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 7,150,000 shares of VillageEDOCS' restricted common stock at $0.10 per share.   The shares were issued on June 30, 2005.  The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during June 2005.  The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.  The amendment to the conversion price was recorded as an inducement, and accordingly, the Company recorded additional interest expense of $306,429 at the time of conversion.  In addition, in connection with the repricing, the Company recorded additional debt discount of $75,881 related to BCF.

On June 30, 2005, in connection with the conversion of the notes, the Company issued an aggregate of 500,010 shares of its restricted common stock to five individuals as finders fees.  The 500,010 shares were valued at $0.15 per share (fair value on date of issuance) and recorded against additional paid in capital in accordance with the nature of the services provided.

On September 30, 2005, the Company accepted notices from a group of 7 holders of an aggregate of $220,000 in convertible secured promissory notes payable (the "Note Holders") of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 2,200,000 shares of VillageEDOCS' restricted common stock at $0.10 per share.   The shares were issued on September 30, 2005.  The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during August and September 2005.  The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.  The amendment to the conversion price was recorded as an inducement, and accordingly, the Company recorded additional interest expense of $128,143 at the time of conversion.  In addition, in connection with the repricing, the Company recorded additional debt discount of $25,127 related to BCF.

On September 30, 2005, in connection with the conversion of the notes, the Company issued an aggregate of 148,336 shares of its restricted common stock to five individuals as finders fees.  The 148,336 shares were valued at $0.15 per share (fair value on date of issuance) and recorded against additional paid in capital in accordance with the nature of the services provided.

During 2005, $826,234 of interest expense was recognized in the accompanying consolidated statement of operations in connection with amortization of the debt discount.

Pursuant to the terms of the original notes held by the Williams, the shares of common stock underlying the notes were subject to piggyback registration rights.  The registration right was transferred to the Note Holders along with the conversion right when they purchased the notes from the Williams.

At September 30, 2005, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $91,870 in unpaid interest.

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

Alexander Riess and William Falcon

In connection with the acquisition of Resolutions, the Company issued promissory notes in the amount of $120,000 and $80,000 to Alexander Riess and William Falcon, respectively.  The notes bear interest at 5% per annum and are due in ten monthly installments, payment of which is subject to certain conditions including availability of sufficient positive cash flow from the operations of Resolutions following the acquisition.  As of September 30, 2004, the Company had paid $61,662 in principal and interest due pursuant to the promissory notes.

Interest Expense

Total interest expense recognized on all the notes payable and convertible notes payable to related parties was $2,233,495 and $448,617 during the nine months ended September 30, 2005 and 2004, respectively.  Total interest accrued and not paid on the notes payable and convertible notes payable to related parties as of September 30, 2005 totaled $91,870 and is included in the accompanying consolidated balance sheet.

7.           Stockholders' Equity

a.        Preferred Stock

On May 20, 2005, stockholders holding shares representing 74% of the votes entitled to be cast at a meeting of the Company's stockholders consented in writing to a proposal to amend the Company's articles of incorporation to create and establish a series of preferred stock of the Company in connection with a private placement of the Company's $800,000 convertible promissory note. The amendment authorized 48,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 ("Series A Preferred Stock").  Each share of Series A Preferred Stock shall be convertible into one share of Common Stock.  Series A Preferred Stock will be immediately convertible into Common Stock, however, the Company is prohibited from effecting any conversion of the Series A Preferred Stock, and the holder shall not have the right to convert any portion of the Series A Preferred Stock, to the extent that after giving effect to such conversion, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.  The foregoing restriction may be waived (a) upon sixty-one days prior notice from the holder to the Company and (b) shall not apply in the event of a sale of substantially all of the assets or securities of the Company, a merger involving the corporation or an underwritten public offering of the Company's common stock.  No dividends shall be payable with respect to the Series A Preferred Stock.  The Series A Preferred Stock shall have no voting right, except with respect to changes in the powers, preferences or rights of the Preferred Stock.   The liquidation preference of the Series A Preferred Stock is equal to $0.05 per share (the "Liquidation Value").  Upon liquidation of the Company, holders of Series A Preferred Shares will be paid the Liquidation Value prior to distribution of any amounts to holders of our Common Stock.

On September 30, 2005, the Company accepted a notice from Barron Partners LP of its intent to convert the entire amount of an $800,000 convertible promissory note to 16,000,000 shares of the Company's Series A Preferred Stock at $0.05 per share.  The shares were issued on September 30, 2005.

b.       Common Stock

During February 2005 and in connection with the conversion of $3,682,609 in principal and accrued interest on secured promissory notes, the Company agreed to issue an aggregate of 40,332,669 shares of its restricted common stock to C. Alan Williams and Joan P. Williams, a related party (see Note 6).

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 1,100,000 shares of its restricted common stock to each of James L. Campbell and Stephen A. Garner, pursuant to the acquisition agreement.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned) and recorded as additional consideration of the purchase.

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned) and recorded as additional consideration of the purchase.

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned) and recorded as additional consideration of the purchase.

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company agreed to issue 76,606 shares of restricted common stock to K. Mason Conner as a finder's fee.  The shares were valued at $12,257 (estimated fair value based on the closing price of the Company's common stock on the date earned) and recorded as additional consideration of the purchase.

On June 3, 2005, James Townsend, a holder of $779,736 in convertible secured promissory notes payable and accrued interest thereon exercised the right to convert the entire amount of outstanding principal and interest on his notes to 7,797,361 shares of VillageEDOCS' restricted common stock at a price of $0.10 per share.

On June 30, 2005, the Company accepted notices from a group of 18 holders of an aggregate of $715,000 of convertible secured promissory notes payable (the "Note Holders") of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 7,150,000 shares of VillageEDOCS' restricted common stock at $0.10 per share.   The shares were issued on June 30, 2005.  The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during June 2005.  The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

On June 30, 2005 and in connection with the conversion of the notes, the Company issued an aggregate of 500,010 shares of its restricted common stock to 5 individuals as finder's fees.  The 500,010 shares were valued at $0.15 per share (fair value on date of issuance) and recorded against additional paid in capital in accordance with the nature of the services provided.

On June 30, 2005, the Company issued 50,000 shares of common stock to a consultant for services.  The shares were valued at $0.15 per share (fair value on date of issuance) and the Company recorded $7,500 of consulting expense in accordance with the nature of the services provided.

On September 30, 2005, the Company accepted notices from a group of 7 holders of an aggregate of $220,000 in convertible secured promissory notes payable (the "Note Holders") of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 2,200,000 shares of VillageEDOCS' restricted common stock at $0.10 per share.   The shares were issued on September 30, 2005.  The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during August and September 2005.  The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

On September 30, 2005 and in connection with the conversion of the notes, the Company issued an aggregate of 148,336 shares of its restricted common stock to five individuals as finders fees.  The 148,336 shares were valued at $0.14 per share (fair value on date of issuance) and recorded against additional paid in capital in accordance with the nature of the services provided.

Pursuant to the terms of the original notes held by the Williams, the shares of common stock underlying the notes were subject to piggyback registration rights.  The registration right was transferred to the Note Holders along with the conversion right when they purchased the notes from the Williams.

The Company filed a Registration Statement on Form SB-2 on June 13, 2005.   On August 9, 2005, the Company filed Amendment No. 1 to its Registration Statement on Form SB-2.  The Registration Statement, as amended, was declared effective by the U.S. Securities and Exchange Commission on August 10, 2005.  The selling shareholders named in the Prospectus included therein are offering to sell up to 153,359,867 shares of common stock including up to 21,758,650 shares of common stock of VillageEDOCS underlying convertible promissory notes and warrants to purchase up to 47,000,000 shares that were previously issued by us to the selling shareholders in private transactions.  The Company will not receive any proceeds from the conversion of its notes or the resale of shares of its common stock. The Company will, however, receive proceeds from the exercise of its common stock purchase warrants.

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

During the three months ended September 30, 2005, the Company granted to its employees options to purchase 1,695,000 shares of its common stock at $0.18 per share under the 2002 Plan.   Options to purchase 255,000 shares of the Company's common stock under the 2002 Plan were cancelled due to their expiration or the termination of employment.  All options were issued above or at the fair market value of the Company's common stock on the dates of grant and vest on various dates from the date of grant through September 2010.

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

On April 15, 2005 and in connection with the acquisition of PFI, the Company issued warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS' common stock at $0.15 per share.  The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model) and included as consideration in the purchase price, and will vest at various amounts during the third, twelfth, twenty-fourth, and thirty-sixth months following the date of closing.

On April 15, 2005 and in connection with the acquisition of PFI, the Company agreed to issue warrants to purchase an aggregate of 200,000 and 350,000 shares of VillageEDOCS' common stock at $0.15 per share to K. Mason Conner and H. Jay Hill, respectively, as a finder's fee.  Messrs. Conner and Hill are directors and executive officers of the Company.  The warrants were valued at $105,000 (based on the Black Scholes option pricing model) and included as consideration in the purchase price.

8.           Loss per Share

              Basic and diluted loss per common share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2005	2004	2005	2004
	===========	===========	============	============
Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$(684,592)	$(27,737)	$(2,166,699)	$(352,223)
	===========	===========	============	============

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	94,345,283	35,911,544	78,276,650	35,253,633
	===========	===========	============	============
Net loss per common share available to common stockholders	$(0.01)	$--	$(0.03)	$(0.01)
	===========	===========	============	============

9.           Commitments and Contingencies

Leases

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

	Quarter ended / As of	Quarter ended / As of	Nine months ended / As of	(2)	Nine months ended / As of	(1)
	September 30, 2005	September 30, 2004	September 30, 2005		September 30, 2004

Net revenue from external customers:

Electronic document delivery services	$777,684	$708,027	$2,360,798		$1,988,410
Government accounting products and services	1,220,271	974,890	2,593,328		1,940,298
Electronic forms	622,899	-	1,354,228		-
Corporate	-	-	-		-
Total net revenue from external customers:	$2,620,854	$1,682,917	$6,308,354		$3,928,708

Operating income:

Electronic document delivery services	$252,871	$117,062	$575,386		$201,767
Government accounting products and services	116,428	158,830	(47,857)		315,526
Electronic forms	49,330	-	242,610		-
Corporate	(235,387)	(129,839)	(654,289)		(419,788)
Total operating income:	$183,242	$146,053	$115,850		$97,505

Depreciation and amortization

Electronic document delivery services	$5,637	$32,215	$25,234		$93,611
Government accounting products and services	37,186	22,186	111,559		55,432
Electronic forms	121,202	-	193,121		-
Corporate	-	-	-		-
Total depreciation and amortization:	$164,025	$54,401	$329,914		$149,043

Interest expense:

Electronic document delivery services	119	$66,587	$538		$259,888
Government accounting products and services	-	3,280	933		6,713
Electronic forms	-	-	-		-
Corporate	822,861	103,923	2,232,024		182,016
Total interest expense:	$822,980	$173,790	$2,233,495		$448,617

Net income (loss):

Electronic document delivery services	$252,160	$49,675	$574,181		$(58,921)
Government accounting products and services	76,574	156,350	(88,644)		308,502
Electronic forms	44,197	-	237,477		-
Corporate	(1,057,523)	(233,762)	(2,889,713)		(601,804)
Total net loss:	$(684,592)	$(27,737)	$(2,166,699)		$(352,223)

Continued.
	Quarter ended / As of	Quarter ended / As of	Nine months ended / As of		Nine months ended / As of
	September 30 2005	September 30, 2004	September 30 2005		September 30, 2004

Electronic document delivery services	$744,901		$744,901
Government accounting products and services	3,840,513		3,840,513
Electronic forms	4,234,792		4,234,792
Corporate	225,531		225,531
Total identifiable assets:	$9,045,737		$9,045,737

Capital expenditures:

Electronic document delivery services	$14,160	$25,025	$29,850		$51,741
Government accounting products and services	-	-	23,426		6,109
Electronic forms	1,957	-	9,998		-
Corporate	-	-	-		-
Total capital expenditures:	$16,117	$25,025	$63,274		$57,850

(1)   2004 period results and balances for the Government accounting products and services segment are reported as of and for the period from February 17, 2004 (date of acquisition of TBS) through September 30, 2004.

(2)   2005 period results and balances for the Electronic forms segment are reported as of and for the period from April 1, 2005 (date of acquisition of Resolutions) through September 30, 2005.

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

12.           Subsequent Events

On October 21, 2005, the Company accepted a notice from Barron Partners LP of its intent to convert 2,500,000 shares of the Company's Series A Preferred Stock into 2,500,000 shares of the Company's common stock.  The shares of common stock were issued on October 24, 2005.

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

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of September 30, 2005, and the unaudited consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2004 and 2003, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

The Company cautions readers that important facts and factors described in this Management's Discussion and Analysis of Financial Condition and Results or Plan of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company's actual results, and could cause the Company's actual results during the remainder of 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2004 consolidated financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern.

On February 17, 2004, the Company acquired TBS.  The results of TBS for the periods ended September 30, 2005 are compared with the results of TBS for the period from February 17, 2004 through September 30, 2004.  On April 1, 2005, the Company acquired Resolutions.  Accordingly, management believes that the following presentation of comparative results of operations, while required, may not be meaningful since the data for the 2004 periods present only the portion of TBS' operating results reported from the date of acquisition and do not present any data for Resolutions since we did not own them during 2004.  In addition, the data for the 2005 periods include the results of Resolutions from April 1, 2005.  This acquisition has caused, and is expected to cause, the results of the Company to vary significantly from those previously reported during 2005 and 2004.

On April 13, 2005, the Company obtained $800,000 in cash from Barron Partners, LP ("Barron") and issued a convertible note payable along with stock purchase warrants.   See Capital Resources and Recent Developments below for additional information.

To fund the Company's planned expansion, management is actively seeking additional financing by issuing equity or a combination of equity and debt financing from new shareholders and/or lenders in 2005 or 2006. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to maintain profitable operations or complete additional acquisitions.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales

Net sales for the three months ended September 30, 2005 were $2,620,854, a 56% increase over net sales for the prior year quarter of $1,682,917.  The increase of $937,937 in the 2005 quarter resulted from an increase of $69,657 (10%) in revenue from MVI as well as an increase of $245,381 (25%) in revenue of TBS and the addition of $622,899 in sales from Resolutions.

Cost of Sales

Cost of sales for the three months ended September 30, 2005 were $1,124,250 as compared to the $799,737 reported for the three months ended September 30, 2004.  The overall increase in the 2005 quarter of $324,513 resulted from a decrease of $31,184 from MVI, an increase of $71,522 from TBS, and the addition of $284,175 from Resolutions.  Total cost of sales during the 2005 quarter represented 43% of net sales.  Cost of sales for MVI during the 2005 quarter represented 25% of net sales as compared with 32% of net sales in the 2004 quarter.  Cost of sales for TBS during the 2005 quarter represented 53% of net sales as compared with 59% of net sales in the 2004 quarter.  Cost of sales for Resolutions during the 2005 quarter represented 23% of net sales.

Gross Profit

Gross profit for the three months ended September 30, 2005 increased 69% to $1,496,604 as compared to $883,180 for the prior year quarter.  The increase in the 2005 quarter of $613,424 resulted from an increase of $100,841 from MVI, an increase of $173,859 from TBS, and the addition of $338,742 from Resolutions.  Gross profit margin for the 2005 quarter was 57% as compared to 52% for the 2004 quarter.

Operating Expenses

Operating expenses for the three months ended September 30, 2005 increased by 78% to $1,313,362 from the $737,127 reported in the three months ended September 30, 2004.  Of the total increase of $576,235, $105,548 and $216,261 are attributable to increases in operating expenses of corporate and TBS, respectively.  These increases were offset by a decrease of $34,968 from MVI.  In addition, Resolutions incurred $289,394 of operating expenses during the quarter.

During the three months ended September 30, 2005, corporate incurred $235,387 in operating expenses, an increase of $105,548 from the $129,839 reported in the 2004 quarter as a result of increased compensation costs and legal and accounting expenses.

During the three months ended September 30, 2005, MVI incurred $326,576 in operating expenses, a decrease of 10% from the $361,544 reported in the 2004 quarter.  Product and technology development increased $3,480 to $89,317 from the $85,837 reported in the prior year quarter as a result of compensation expenses.  Sales and marketing decreased by $14,593 to $140,738 from the $155,331 reported in the prior year quarter as a result of staff restructuring.  General and administrative increased by $2,722 to $90,883 from the $88,161 reported in the prior year quarter which reflected only minor incremental increases in administrative costs.  Depreciation and amortization expense decreased $26,577 as a result of an increase in fully depreciated computer equipment.

During the three months ended September 30, 2005, TBS incurred $462,005 in operating expenses, an increase of 88% as compared to the $245,744 reported in the 2004 quarter.  Product and technology development increased $1,835 to $14,751 as compared to $12,916 reported in the 2004 quarter due to compensation expenses.  Sales and marketing increased $4,624 to $42,672 from the $38,048 reported in the 2004 quarter.  General and administrative increased $194,802 to $367,396 from the $172,594 reported in the 2004 quarter, as a result of additional compensation, travel, rent, and insurance.  Depreciation and amortization expenses increased to $37,186 from the $22,186 reported in the 2004 quarter due to amortization of intangible assets identified during the first quarter of 2005.

During the three months ended September 30, 2005, Resolutions incurred $289,394 in operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $36,144, $95,119, $36,930, and $121,201 respectively.

Operating Income

As a result of the foregoing, the Company reported an operating income for the three months ended September 30, 2005 of $183,242, compared to an operating income of $146,053 for the three months ended September 30, 2004.  The overall operating income in the 2005 quarter was comprised of an operating loss of $235,387 from corporate, offset by operating incomes from MVI, TBS, and Resolutions of $252,871, $116,428, and $49,330 respectively.  The overall operating income in the 2004 quarter was comprised of operating income of $117,062 and $158,830 from MVI and TBS, respectively, offset by an operating loss from corporate of $129,839.

Interest Expense

Interest expense for the quarter ended September 30, 2005 increased by 373% to $822,980 from the $173,790 reported in the prior year quarter.  Although interest charges incurred pursuant to the terms of convertible promissory notes decreased significantly as a result of the conversion to equity of approximately $5 million in debt (see "Liquidity" below) during 2005, these decreases were offset by $683,626 in charges related to the beneficial conversion feature and the relative fair value of warrants associated with borrowings from current and prior years and the conversion to equity thereof.

Net Loss

Net loss for the three months ended September 30, 2005 was $684,592, or $0.01 per share, compared to a net loss of $27,737, or $0.00 per share for the three months ended September 30, 2004 on weighted average shares of 94,345,283 and 35,911,544, respectively.  The overall net loss in the 2005 quarter was comprised of net income of $252,160, $76,574 and $44,197 from MVI, TBS, and Resolutions, respectively, as offset by a net loss from corporate of $1,057,523.  The overall net loss in the 2004 quarter was comprised of a net loss of $233,762 from corporate, offset by net income from TBS and MVI of $156,350 and $49,675, respectively.

Nine Months Ended September 30, 2005 Compared to Nine Months Ended September 30, 2004

Net Sales

Net sales for the nine months ended September 30, 2005 were $6,308,354, a 61% increase over net sales for the prior year period of $3,928,708.  The increase of $2,379,646 in the 2005 quarter resulted from an increase of $372,388 in revenue from MVI (which resulted from increased sales to existing clients) as well as an increase of $653,030 in revenue of TBS (which resulted from reporting a full nine months of revenue from TBS in the 2005 period as compared with approximately seven and one-half months in the 2004 period).  In addition, the Company reported $1,354,228 in revenue from Resolutions.

Cost of Sales

Cost of sales for the nine months ended September 30, 2005 were $2,443,142 as compared to the $1,564,049 reported for the nine months ended September 30, 2005.  The increase in the 2005 period of $879,093 resulted from a decrease of $26,298 from MVI, an increase of $456,179 from, and $449,212 from Resolutions.  Total cost of sales during the 2005 period represented 39% of net sales as compared to 40% of net sales during the 2004 period.  Cost of sales for MVI during the 2005 period represented 30% of net sales as compared with 37% of net sales in the 2004 period.  Cost of sales for TBS during the 2005 period represented 49% of net sales as compared with 42% of net sales in the 2004 period.

Gross Profit

Gross profit for the nine months ended September 30, 2005 increased 64% to $3,865,212 as compared to $2,364,659 for the prior year period.  The increase in the 2005 period of $1,500,553 resulted from increases of $398,686 and $196,851 from MVI and TBS, respectively, and the addition of $905,016 from Resolutions.  Gross profit margin for the 2005 period was 61% as compared to 60% for the 2004 period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2005 increased by 65% to $3,749,362 from the $2,267,154 reported in the nine months ended September 30, 2004.  Of the total increase of $1,482,208, $234,501, $25,067, and $560,234 are attributable to increases in operating expenses of corporate, MVI and TBS, respectively, and $662,406 in operating expenses of Resolutions.

During the nine months ended September 30, 2005, corporate incurred $654,289 in operating expenses, an increase of $234,501 from the $419,788 reported in the 2004 period as a result of increased staff, legal, and accounting expenses.

During the nine months ended September 30, 2005, MVI incurred $1,066,097 in operating expenses, an increase of 2% over the $1,041,030 reported in the 2004 period.  Product and technology development increased $14,091 to $274,777 from the $260,686 reported in the prior year period as a result of compensation costs.  Sales and marketing increased by $24,369 to $496,856 from the $472,487 reported in the prior year period as a result of staff increases.  General and administrative increased by $54,984 to $269,230 from the $214,246 reported in the prior year period as a result of staff increases.   Depreciation and amortization expense decreased $68,377 as a result of an increase in fully depreciated computer equipment.

During the nine months ended September 30, 2005, TBS incurred $1,366,570 in operating expenses, an increase of 70% over the $806,336 reported in the 2004 period.  The increases in product and technology development, sales and marketing, general and administrative, and in depreciation and amortization expenses to $182,146, $247,440, $825,425, and $111,559, respectively, are attributable to comparing nine full months in the 2005 period to seven and one-half months in the 2004 period.

During the nine months ended September 30, 2005, Resolutions incurred $662,406 in operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $102,567, $138,666, $228,052, and $193,121, respectively.

Operating Income

As a result of the foregoing, the Company reported an operating income for the nine months ended September 30, 2005 of $115,850, compared to an operating income of $97,505 for the nine months ended September 30, 2004.  The overall operating income in the 2005 period was comprised of operating losses of $654,289 and $47,857 from corporate and TBS, respectively, offset by operating income from MVI and Resolutions of $575,386 and $242,610, respectively.  The overall operating income in the 2004 period was comprised of operating income of $201,767 and $315,526 from MVI and TBS, respectively, offset by an operating loss from corporate of $419,788.

Interest Expense

Interest expense for the period ended September 30, 2005 increased by 398% to $2,233,495 from the $448,617 reported in the prior year period.  Although interest charges incurred pursuant to the terms of convertible promissory notes decreased significantly as a result of the conversions to equity of convertible notes payable during the 2005 period (see "Liquidity" below), these decreases were offset by $1,626,234 in charges related to the beneficial conversion feature and the relative fair value of warrants associated with borrowings from current and prior years and the conversion to equity thereof.

Net Loss

Net loss for the nine months ended September 30, 2005 was $2,166,699, or $0.03 per share, compared to a net loss of $352,223, or $0.01 per share, for the nine months ended September 30, 2004 on weighted average shares of 78,276,650 and 35,253,633, respectively.  The overall net loss in the 2005 period was comprised of net losses of $2,889,713 and $88,644 from corporate and TBS, respectively, offset by net income from MVI and Resolutions of $574,181 and $237,477, respectively.  The overall net loss of $352,223 in the 2004 period was comprised of net losses of $601,804 and 58,921 from corporate and MVI, respectively, offset by net income of $308,502 from TBS.

LIQUIDITY

During the nine months ended September 30, 2005, the Company's net cash position increased by $181,070 to $639,079. The Company's operating and financing activities provided net cash of  $251,344, and $456,582, respectively, and investing activities used net cash of $526,856.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $251,344, an increase of $123,961 from the $127,383 provided by operating activities for prior year period, mainly due to non cash operating expenses during the 2005 period.

The Company's investing activities consisted of acquisition costs for Resolutions, additional TBS acquisition costs and the purchase of computer equipment. Net cash used in investing activities decreased $1,096,392 to $526,856 from the $1,623,248 reported for the 2004 period, during which most of the cash used in the Company's investing activities was for the acquisition of TBS.  The acquisition of Resolutions in 2005 involved significantly less cash than the acquisition of TBS in 2004.

Net cash provided by financing activities for the nine months ended September 30, 2005 was $456,582, and included $735,000 of proceeds from notes payable as offset by $273,455 of payments on notes related to the TBS and Resolutions acquisitions.  Net cash provided by financing activities for the nine months ended September 30, 2004 was $2,000,891, which included proceeds of $2,015,000 from convertible promissory notes to related parties.

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

On September 30, 2005, the Company accepted notices from a group of 7 holders of an aggregate of $220,000 in convertible secured promissory notes payable (the "Note Holders") of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 2,200,000 shares of VillageEDOCS' restricted common stock at $0.10 per share.   The shares were issued on September 30, 2005.  The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during August and September 2005.  The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

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

Between November 2000 and at least December 2004, our operating shortfalls were funded by one shareholder, an affiliate, to whom we owe $65,000 in principal and approximately $93,000 in interest as of September 30, 2005. This shareholder has no obligation to continue to fund any future operating shortfalls.  We may be required to alter the terms of the convertible promissory note held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

On April 13, 2005, the Company issued a convertible note payable to Barron Partners, LP ("Barron") in the principal amount of $800,000 (the "Convertible Note") which was converted into 16,000,000 shares of preferred stock at September 30, 2005.  During October 2005, Barron converted 2,500,000 shares of Series A Preferred Stock to an equal number of shares of the Company's common stock.

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

ITEM 3 - CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005.

(a) Evaluation of Disclosure Controls and Procedures. The Company carried out an evaluation under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), of the effectiveness of the Company's disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

(b) Changes in internal control over financial reporting. There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS.

The Company is not a party in any lawsuits.   There were no new legal matters to report during the three months ended September 30, 2005.

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

On September 30, 2005, the Company accepted a notice from Barron Partners LP of its intent to convert the entire amount of an $800,000 convertible promissory note to 16,000,000 shares of the Company's Series A Preferred Stock at $0.05 per share.  The shares were issued on September 30, 2005.

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

On September 30, 2005, the Company accepted notices from a group of 7 holders of an aggregate of $220,000 in convertible secured promissory notes payable (the "Note Holders") of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 2,200,000 shares of VillageEDOCS' restricted common stock at $0.10 per share.   The shares were issued on September 30, 2005.  The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during August and September 2005.  The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

On September 30, 2005 and in connection with the amendment and subsequent conversion of the notes, the Company issued an aggregate of 148,336 shares of its restricted common stock to five individuals as finders fees.  The 148,336 shares were valued at $0.14 per share (fair value on date of issuance) and recorded against additional paid in capital in accordance with the nature of the services provided.

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

Between January 1 and September 30, 2005, the Company granted to its employees options to purchase 3,890,000 shares of its common stock under the 2002 Plan at $0.18 per share.  All options were issued above or at the fair market value on the dates of grant and vest on various dates from the date of grant through September 2010.

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

4.28	Stock Purchase Warrant "A" dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.9 to the Company's Current Report on Form 8-K filed on April 19, 2005.
4.29	Stock Purchase Warrant "B" dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.10 to the Company's Current Report on Form 8-K filed on April 19, 2005.
4.30	Form of Note Assignment. Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 6, 2005.
4.31	Form of Promissory Note Modification Agreement. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 6, 2005.
4.32	Form of Notice of Intent to Exercise Conversion Right. Previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 6, 2005.
4.33	Notice of conversion by Barron Partners LP dated September 30, 2005. Previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 5, 2005.
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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 14, 2005 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 14, 2005 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 14, 2005 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 14, 2005 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: November 14, 2005	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: November 14, 2005	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)