Form 10KSB
period 2005-12-31
VILLAGEEDOCS INC
filed 2006-04-14
CIK 1122099

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------------

FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005	Commission File Number: 00031395

VillageEDOCS

(Name of Small Business Issuer in its Charter)

California	33-0668917
---------------------------------------------------	------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14471 Chambers Road, Suite 105, Tustin, CA	92780
---------------------------------------------------	------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number:	(714)734-1030

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

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

Indicate by a check mark whether the issuer is a shell company.  YES (   )____NO (X)

State issuer's revenues for its most recent fiscal year:  $8,768,446

State the aggregate market value of the voting stock held by non-affiliates of the issuer:  $3,351,921 as of February 28, 2006.

Number of shares of the issuer's common stock, no par value, outstanding as of February 28, 2006:  99,167,526 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format                YES (   )____NO (X)

Indicate by check mark whether the Issuer  is an accelerated filer (as defined in Rule 12b-2 of the Act        YES (   )____NO (X)

VillageEDOCS

FORM 10-KSB INDEX

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

IMPORTANT NOTIFICATIONS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to put undue reliance on any forward-looking statements.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.  For important additional and specific information regarding these statements, we strongly urge you to refer to the captions entitled "CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS" and "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" which can be found in Item 6. Management's Discussion and Analysis or Plan of Operations of this Annual Report on Form 10-KSB.

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

 BUSINESS OVERVIEW

VillageEDOCS is a global outsource provider of business process solutions that simplify, facilitate and enhance critical business processes.   Our mission is to provide solutions that facilitate the movement of business critical information between business enterprises and their trading partners.  Our strategy is to further develop innovative solutions to existing services to expand our ability to benefit our enterprise clients and increase the breadth and size of the markets we satisfy today.  Our acquisition growth strategy is focused on acquiring intellectual and technology assets that continue to accelerate the expansion of our client solutions.

Clients use our hosted services and client premise solutions for a spectrum of business-critical communications and business processes, including just-in-time manufacturing, receivables, invoice delivery, securities filings, insurance and healthcare transactions, document capture and automation, utility and tax billing, electronic payment capture, general ledger, marketing campaigns, and printing of documents and other applications.

Our target markets include Financial Services, Healthcare, Manufacturing, and Local Government, and we serve approximately 1,600 active clients.  We have a multi-channel sales approach, selling directly to clients through our telesales and field sales and tele-marketing professionals and indirectly through strategic partners.

Unless otherwise indicated by the context, the "Company" means the parent company, VillageEDOCS.

We are incorporated in the State of California and have been in business since 1995.  Our corporate headquarters are located at 14471 Chambers Road, Suite 105, Tustin, CA 92780, and our telephone number is (714) 734-1030.  We have 50 employees, and we service clients throughout the world.

Industry Background

A business enterprise's success is dependent upon the ability to communicate with an ever-expanding number of prospects, clients and trading partners.  Business enterprises are challenged to support an increasing number of communication methods while required to meet more stringent compliance and regulation.  Today's global competition and markets effectively require business enterprises to have increased speed of communication, accuracy, security management, and control of business processes.

Business enterprises are increasingly outsourcing their inter-enterprise business processes to services like ours.  We offer a wide spectrum of business process solutions, a scalable global platform and proven expertise.

Business Services

We market a complete set of business communications services and solutions that enable business enterprise clients to increase competitiveness and efficiency through the automation of labor- and paper-intensive business processes. We believe that our communications technologies-based services improve and enhance data delivery and critical business communications for global enterprises.

Operating Segments

We conduct our business through three wholly owned subsidiaries.  MessageVision, Inc. ("MessageVision," "MVI") operates our Internet based document delivery services.  Tailored Business Systems, Inc. ("TBS") operates our government accounting products and services business.  Phoenix Forms, Inc. ("Resolutions," "PFI") operates our e-forms, archiving, imaging, and workflow services.

Segment revenue and profit information for MessageVision, TBS, and Resolutions is presented in Note 12 of the Company's 2005 Consolidated Financial Statements, included as Exhibit 99.1 to this report.  See "Management's Discussion and Analysis of Financial Condition or Plan of Operations" for additional financial data and commentary on recent financial results for operating segments.

MessageVision - Electronic Document Delivery Services

MessageVision (35% of consolidated revenues in 2005) is a California corporation formed in 2004 to operate the historical business of VillageEDOCS, an Internet-based electronic document delivery service.

We believe that MessageVision provides superior flexibility, availability, reliability, scalability, and security to enterprises.  Virtually all industry segments produce documents that require extreme attention to content, format, security, and accuracy prior to delivery to the recipient.  One feature that MVI's service provides is the ability for a user to send an electronic fax document to an individual or to a broadcast list of thousands through a web browser, e-mail package (i.e. Microsoft Exchange,  Microsoft Outlook, Lotus, etc.), Microsoft Windows-based application, Enterprise Resource Planning or Customer Relationship Management system, or a proprietary corporate information system.   In addition, MVI provides "inbound" fax services that enable our clients to receive fax documents electronically. Once received electronically, documents may be stored digitally, printed, forwarded, sent to a fax machine, deleted with a single click, or annotated using popular desktop software.  The service also fulfills the reliability and capacity considerations normally applied to production applications.  When a fax is received by the service, it can be sent directly to an individual's email, central administrator for further distribution, or to back office applications for processing.  Users are assigned a personal toll or toll-free number.

Another example of MVI's service is the ability to capture information from any predefined output format, standard interface, data stream (ie: API, Barcode, Print, Spool, Control File etc.) or directly from the actual document.

Our integration tools automatically extract data values to automate business processes such as creating and distributing forms, addressing and re-routing faxes and email transmissions, and archiving data for immediate retrieval.

As of February 28, 2006, MVI had approximately 350 active clients.  During 2005, no single customer accounted for more than 10% of consolidated net sales.

We use proprietary, internally-developed document processing and transmission systems to create and send or receive documents for our clients.  We provide Internet-based fax services that integrate with existing Internet-connected systems within companies where invoices, statements, purchase orders, ticket confirmations, and other key documents originate. A typical application is characterized by the need to deliver time sensitive, personalized documents to a disparate group of recipients in multiple formats and delivery methods.  Our services are designed for use by a wide range of industries and enterprise sizes using such diverse platforms as Microsoft Windows NT/2000/XP, UNIX, and IBM iSeries (AS/400). Our clients currently include manufacturing companies, E-commerce providers, application service providers, food service corporations, value added resellers, weather reporting services, public relations firms, and direct marketing organizations.   Businesses using J.D. Edwards, Oracle, Peoplesoft, Infinium, IBS and SAP environments, among others, can use our service to become fax-enabled without traditional capital expenditures and ongoing maintenance costs.  We offer our clients the flexibility to send Microsoft Office, Corel, IBM PCL, Adobe PDF, next-generation HTML, and other types of documents through our Internet fax service.  In addition, our service is compatible with virtually any foreign language including character-based Pacific Rim, Middle and Far Eastern languages.  In addition, we offer our clients robust activity reporting and job control functions that are not offered by many of our competitors.  We offer document management solutions that provide electronic document presentation functions that enable our clients to automatically generate and deliver presentation-quality documents from enterprise systems such as ERP, CRM, and E-Commerce and to populate a database with data from a document that has either been scanned or received as a fax.

MVI charges our clients a fee primarily based upon either the number of pages delivered and received, or upon the number of minutes expended, for the delivery or receipt of our clients' documents during the month.  In some cases, we charge one-time and annual perpetuation fees for custom-developed client solutions.  Our net revenues are impacted by the number of effective business days in a given period.

Net sales to external customers for the fiscal years ended December 31, 2005 and 2004 were $3,093,450 and $2,685,882, respectively.

TBS - Government Accounting Products and Services

TBS (43% of consolidated revenues in 2005) is a Georgia corporation established in 1973.  The Company acquired TBS in February 2004.  TBS is engaged in the business of creating, maintaining, training, customizing and supporting computer application programs primarily for the use of city and county governments, the sale and installation of computer equipment and supplies, the printing and ordering of forms, the furnishing of consulting services, and the implementation of internal computer networks in communication with IBM iSeries servers.  We generate revenues from TBS' established client base in the form of printing, billing, and fulfillment services as well as maintenance and training revenues.  We have achieved a dominant share of the Georgia market for small to medium government entities, enjoying 75% of the city and municipal government market and 31% of the county government market in that state. Our goals include expanding our business model to governmental entities regionally and, eventually, nationwide.  In addition, we intend to expand revenue both from printing and from subscription-based hosted solutions.

As of February 28, 2006, TBS had approximately 250 clients.  During 2005, no single customer accounted for more than 10% of consolidated net sales.

We charge for our proprietary software and for general-purpose hardware used in providing in-house solutions.  When a client elects to use the hosted Application Service Provider service, we charge a monthly fee per user for the use of the Internet based services.  In addition to both offerings, we charge for consulting, installation, implementation, support, annual maintenance and training.  We charge separately for printing and forms jobs based on the specific nature of the requirements.  For printing, it is generally per mailing and for forms on a per page basis.  We deliver an efficient, economical and secure environment for our municipal clients.  Our net revenues vary quarterly based on the budget and property tax assessment cycles of our local government clients.

Net sales for 2005 were $3,779,211.  Net sales for the period from February 17, 2004 (date of acquisition) through December 31, 2004 were $3,328,387.

Resolutions - Electronic Document Management Services / Electronic Forms

Resolutions (22% of consolidated revenues in 2005) provides products for document management,  document imaging, electronic forms, document archiving, and e-mail archiving.   Resolutions' solutions are intended to help companies manage the entire life cycle of business critical information, whether it is to be printed, distributed, emailed, faxed, archived, imaged or just retrieved and viewed on screen.  Our solutions have the power and flexibility to allow our customers to optimize the processing and delivery of the entire range of business documents and help them to keep their businesses competitive by making it easier to generate, store, manage, protect, retrieve, and distribute their information.

Resolutions offers the full spectrum of Enterprise Content Management, providing a simple, intuitive, yet powerful, Knowledge Management software that allows organizations of all sizes to Process, Capture, Manage, and Protect their vital business information.  Our proven software puts users in a position to optimize the content and appearance of documents and to deliver them via Print, Fax, E-Mail, Web, or Imaging and Archiving.  Resolutions' suite of products include: R-Forms, for electronic forms design presentation and distribution;  R-Fax, an enterprise fax solution for production, desktop, and broadcast faxing;  R-Checks, a turnkey check printing solution;  R-Output Manager, a report and multi-page document automation manager that delivers reports and electronic forms to recipients via print, email, fax, post-to-web or archive; and Redmap, a full function imaging and archiving solution.

As of February 28, 2006, Resolutions had approximately 1,000 clients.  During 2005, no single customer accounted for more than 10% of consolidated net sales.

Net sales to external customers for the period from April 1, 2005 (effective date of acquisition) through December 31, 2005 were $1,895,785.

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

Competition

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company's subsidiaries. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and distribution partners. While we believe that MVI can compete effectively because we offer our clients certain capabilities that much of the competition does not offer, such as custom integration, private-labeling, and electronic document presentation, and while we believe TBS can compete effectively because we provide affordable and reliable full-service solutions tailored to the needs of local governments, and while we believe Resolutions can compete effectively because we offer affordable yet complete solutions to manage electronic documents, there can be no assurance that the Company's competitors will not develop and market similar products and services that are equal or superior to ours, or that achieve greater market acceptance than the Company's offerings.

Outlook and Strategy

We intend to continue our focus on obtaining growth from higher margin products and services at MVI and TBS, as well as growth from Resolutions and other acquisitions of companies that consistently generate net income and positive cash flows.  We believe that this strategy offers the best opportunity for the Company's operations to continue to generate positive operating income and cash flows from operations and to achieve net income.

To reach this goal, we intend to continue our strategy of cost containment.  Should additional growth capital become available during 2006, we intend to direct the capital toward increasing sales and marketing while holding down costs for general and administrative as well as product and technology expenses.

Government Regulation

Our services relate principally to the Internet and telecommunications. Accordingly, we are subject to legal and regulatory developments affecting either Internet or telecommunications services in general. Due to the increasing popularity and use of the Internet, a number of laws and regulations have been adopted at the international, federal, state and local levels with respect to the Internet. Many of these laws cover issues such as privacy, freedom of expression, pricing, on-line products and services, taxation, advertising, intellectual property, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state, local and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined.

Research and Development

The markets for our services are evolving rapidly, requiring ongoing expenditures for research and development and timely introduction of new services and service enhancements. Our future success will depend, in part, on our ability to enhance our current services, to respond effectively to technological changes, to sell additional services to our existing customer base and to introduce new services and technologies that address the growing needs of our target markets and existing clients.

Employees

As of February 28, 2006, the holding company had six full-time employees, four of whom are executive officers.  MessageVision had eleven full-time employees. These employees include three engaged in sales and marketing, two in technology development, four in operations, and two in administration.  TBS had twenty full-time employees, including two engaged in sales and marketing, three in technology development, twelve in operations, and three in administration.  Resolutions had thirteen full-time employees, three in sales, eight in operations and technology development, and two in administration.

ITEM 2.  DESCRIPTION OF PROPERTY

The Company occupies office space in California and Georgia.  The operations of the Company and MVI are conducted from approximately 3,600 square feet of leased office space located at 14471 Chambers Road, Suite 105, Tustin, California 92780.  The Company leases the Tustin office space pursuant to an operating lease agreement expiring in May 2007 at a cost of $5,380 per month.   The operations of TBS are conducted from approximately 6,200 square feet of leased office space located at 40 Joe Kennedy Blvd., Statesboro, GA  30458.  The Company leases the Statesboro office space pursuant to an operating lease expiring in January 2009 at a cost of $6,200 per month.  The office building is owned by a partnership controlled by TBS' former owners, who are presently significant employees of TBS (see "Certain Relationships and Related Transactions").  The operations of Resolutions are conducted from approximately 6,800 square feet of leased office space located at 2905 Shawnee Industrial Way, Suite 300, Suwanee, Georgia 30024.  The Company leases the Resolutions' office space pursuant to a lease agreement expiring in October 2006 at a cost of $5,387 per month.

Additionally, the Company leases space and operating systems equipment from SBC in Irvine, California at a cost of approximately $6,400 per month primarily to support the service operations of MVI.  The highly secure SBC facility is served by all major global telecommunications carriers and is a physically-, environmentally-, and utility-redundant site with multiple telecommunications feeds, multiple emergency power generators, and emergency fuel reserves. These fully redundant systems and emergency power provisions are designed to provide non-stop service and no single point of failure.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party in any lawsuits.

In early 1999, the Company received communications from a company asserting the ownership of certain United States and Canadian patents and making a licensing proposal for these patents on unspecified terms. The Company did not accept the licensing proposal. During 2006, this company has again contacted us and made a licensing proposal.  The terms of the proposal are currently under review by the Company; however, the Company has recorded $325,000 toward potential liability.  If these claims prove accurate and the Company is not able to enter into a licensing agreement on acceptable terms, it would have a material adverse effect on MVI and the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On May 20, 2005, holders of a majority of the voting capital stock of the Company acted by written consent in lieu of a special meeting of shareholders to provide for the following:

1.            To elect a Board of Directors

2.            To amend the Articles of Incorporation to

(a) create and establish a series of preferred stock of the Company in connection with a private placement (the "Private Placement") of the Company's $800,000 convertible promissory note (the "Note"). The amendment authorizes 48,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 ("Series A Preferred Stock"); and to

(b) increase the number of authorized shares of the Company's Common Stock from 175,000,000 to 250,000,000, no stated par value per share.

3.            To ratify and approve amendments to the Executive Employment Agreements with K. Mason Conner, H. Jay Hill, and Michael Richard.

On December 12, 2005, holders of a majority of the voting capital stock of the Company acted by written consent in lieu of a special meeting of shareholders to provide for the following:

1.                Amend the Articles of Incorporation to increase the number of authorized shares of the Company's Common Stock from 250,000,000 to 400,000,000, with no stated par value per share; and

2.                Amend the Company's 2002 Equity Incentive Plan (the "Incentive Plan") to increase the number of shares authorized to be issued there under from 28,000,000 shares to 60,000,000 shares.

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

Quarter Ended	High Bid	Low Bid

----------------------------------	-----------	------------

March 31, 2004	$0.180	$0.095

June 30, 2004	$0.190	$0.110

September 30, 2004	$0.200	$0.110

December 31, 2004	$0.019	$0.110

March 31, 2005	$0.165	$0.125

June 30, 2005	$0.200	$0.130

September 30, 2005	$0.200	$0.130

December 31, 2005	$0.190	$0.120

As of December 31, 2005, there were 341 holders of record of the Company's common stock and one holder of record of the Company's preferred stock.

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

Recent Sales of Unregistered Securities

The following provides information concerning all sales of securities within the last fiscal quarter of 2005 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

On October 21, 2005, the Company accepted a notice from Barron Partners, LP of its intent to convert 2,500,000 shares of the Company's Series A Preferred Stock into 2,500,000 shares of the Company's common stock.  The shares of common stock were issued on October 24, 2005.

During the last fiscal quarter of 2005, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  4,250,000 shares at $0.16 per share, and 116,000 shares at $0.18 per share.   All options were issued above or at the fair market value on the dates of grant and vest on various dates from the date of grant through October 2010.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

INTRODUCTION

The following Management Discussion and Analysis or Plan of Operations ("MD&A") is intended to help the reader understand VillageEDOCS.  MD&A is presented in the following seven sections

-        Business Overview
-        Critical Accounting Policies
-        Results of Operations
-        Liquidity and Capital Resources
-        Cautionary Information About Forward-Looking Statements
-        Certain Factors That May Affect Future Results, and
-        Recent Accounting Pronouncements

MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated balance sheet as of December 31, 2005 and our audited consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended and the related notes thereto.

In MD&A, we use "we," "our," "us," "VillageEDOCS," and "the Company" to refer to VillageEDOCS and its wholly owned subsidiaries, unless the context requires otherwise.  Amounts and percents in tables may not total due to rounding.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. The Company cautions readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

The Company's Internet web site address is www.villageedocs.com.  The Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports of Form 8-K, and all amendments thereto, are available free of charge on our website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2005 consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

On March 28, 2006, the Company's Board of Directors determined that the Company will be required to restate and reissue our annual report for the year ended December 31, 2004, as well as the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.  The audited consolidated financial statements included in this annual report reflect all adjustments we have made to our audited and unaudited consolidated financial statements for the aforementioned periods as a result of the restatements.  Specifically, we strongly encourage you refer to Footnote No. 13 Restatement of Previously Issued Financial Statements in the accompanying audited consolidated financial statements.  We have used the restated amounts in the comparative discussions for 2004 and 2005 that follow.

Effective April 1, 2005, we acquired Resolutions.  This acquisition has caused our results of operations during 2005 to vary significantly from those reported for 2004 due to the consolidation of Resolutions during most of 2005.  Accordingly, management believes that the following presentation of the Company's comparative results of operations, while required, may not be meaningful for 2005.

As of the date of this report, the Company was a party to a merger agreement with GoSolutions, Inc. ("GoSolutions").  GoSolutions and the Company are in the process of completing certain pre-closing conditions as set forth in the merger agreement, as amended.  Accordingly, there can be no assurances that the Company will successfully complete this transaction.  Please refer to the discussion below under the caption entitled Liquidity and Capital Resources.

BUSINESS OVERVIEW

VillageEDOCS is incorporated in the State of California and has been in business since 1995.  We conduct our business through three wholly owned subsidiaries.  MessageVision operates our Internet based document delivery services.  TBS operates our government accounting products and services business.  Resolutions, which we acquired effective April 1, 2005, operates our e-forms, archiving, imaging, and workflow services.

A core component of our mission is to provide solutions that facilitate the movement of business information between business enterprises, using a dynamic and diverse set of delivery methods and content formats.  Our products and services have been designed to help enterprises meet various communications challenges, including the need to:

  communicate with an ever-expanding number of trading partners, customers, and enterprises;
  increase the control, management, speed, accuracy and security of the information delivered;
  manage an increasing set of methods used to communicate (print/mail, email, web, fax, XML, and wireless);
  cost-effectively implement a solution that will allow the enterprise to endure the slow acceptance of a common set of delivery methods;
  meet the communications challenges with a service that is more robust than available commercial grade proprietary technologies; and
  mitigate the negative impact of delivery methods on workflow, business process and security requirements.

Our target markets include Financial Services, Healthcare, Manufacturing, and Local Government, and we serve approximately 1,600 active clients.

In 2005, we made significant progress toward achieving our strategic objectives by:

  obtaining $800,000 in new operating capital from Barron Partners, LP, holders of a combination of our convertible preferred stock, our common stock, and warrants to purchase additional shares of our common stock;
  securing the conversion to common stock of approximately $5.4 million in secured promissory notes, securing the conversion to convertible preferred stock of an $0.8 million secured promissory note, and repaying an additional $0.2 million in debt pursuant to secured promissory notes;
  acquiring Resolutions, a company with strategic products and services, which added approximately $1.9 million in net revenue and $0.4 million in operating income (includes $148,746 of depreciation and amortization);
  increasing 2005 net revenue in our MVI and TBS operating units by 15% and 13%, respectively, over 2004 net revenue (see Results of Operations - Net Revenue from External Customers) for information on the periods compared;
  achieving modest income and positive cash flows from operating activities in 2005 for the second consecutive year after a history of reporting losses and negative cash flows from operating activities;
  pursuing our acquisition strategy energetically, resulting in the execution of an agreement, as amended, to acquire GoSolutions (closing pending and subject to completion of closing conditions and withdrawal of dissent by certain GoSolutions shareholders as of the date of this report); and
  improving corporate governance by adding two independent directors to our board of directors in July 2005 and forming audit and compensation committees that will be active during 2006.

Our current and future growth strategy is focused on acquiring intellectual and technology assets that improve our ability to take a client's unstructured content and documents and deliver it to the other party through the method preferred by each party, presenting the content in a manner that surpasses our client's goals.  In essence, we strive to bring a Business Process Management discipline to their information.  We believe that if we are successful in executing this strategy, our clients will enjoy improved compliance, collaboration, cost containment, and superior continuity of business processes.

Our ultimate vision is to become a business process management/workflow service that provides competency and functionality in the following areas: Web Content Management, Digital Asset Management, Email Management,  Records Management, Documentation Management, Information Indexing, Categorization/Taxonomy, Recognition, Document Imaging, Form Processing, Scanning, Collaboration, Repositories, Storage, Long Term Archival, Content Integration, Search and Retrieval, Content Syndication, Localization and Personalization, and Publication (paper or electronic).

We intend to continue our focus on obtaining growth from sales of higher margin products and services at MVI, TBS, and Resolutions and by acquiring companies that consistently generate net income and positive cash flows.  We believe that this strategy offers the best opportunity for our operations to continue to generate positive operating income and cash flows from operations and to achieve net income.

Our acquisition strategy is focused in two areas: service infrastructure and vertical market silo.  The service infrastructure area is our focus to acquire enterprises that fulfill our identified strategic technological core competencies.  The vertical market silo acquisition strategy is to acquire companies that assist us in penetrating our target market segments of financial services, healthcare, manufacturing, and local government.

We intend to continue our strategy of cost containment.  Should additional growth capital become available during 2006, we intend to direct the capital toward increasing sales and marketing while holding down costs for general and administrative as well as product and technology expenses.

During 2006, we are actively seeking additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders.  If the planned financings are obtained, we believe the Company will generate adequate cash to sustain operations at current levels until it begins to operate profitably on a consistent, month-over-month basis. We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to maintain profitable operations.

Critical Accounting Policies

In preparing our financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our consolidated balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition, stock-based compensation, valuation of derivative financial instruments, and goodwill and long-lived assets.  In addition, please refer to Note 3 to the accompanying consolidated financial statements for further discussion of our significant accounting policies.

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

The Company has adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as well as SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue generated by TBS and Resolutions allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Stock-Based Compensation.  The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards ("SFAS") No. 123 "Accounting For Stock-Based Compensation."  ("SFAS No. 123").  SFAS No. 123 defines a fair value based method of accounting for stock-based compensation.  However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 ("APB 25"), "Accounting for Stock Issued to Employees." Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company's common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income (loss) and earnings (loss) per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

In December 2004, the Financial Accounting Standards Board ("FASB") issued SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS No. 123(R)"), which is a revision of SFAS No. 123.  SFAS 123(R) supersedes APB 25 and amends SFAS No. 95, Statement of Cash Flows.  Generally, the approach in SFAS No. 123 (R) is similar to the approach described in SFAS No. 123.  However, SFAS No. 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values.  Pro forma disclosure is no longer an alternative.  The provisions of this statement are effective for the Company as of January 1, 2006.  The Company expects to adopt SFAS No. 123(R) in the first fiscal quarter of 2006.

SFAS No. 123(R) requires companies to recognize in the income statement the grant-date fair value of stock options and other equity-based compensation issued to employees.  SFAS No. 123(R) also establishes accounting requirements for measuring, recognizing and reporting share-based compensation, including income tax considerations.  Upon adoption of SFAS No. 123(R), the Company will be required to determine the transition method to be used at the date of adoption.  The allowed transition methods are the modified prospective application and the modified retrospective application.  Under the modified prospective application, the cost of new awards and awards modified, repurchased or cancelled after the required effective date and the portion of awards for which the requisite service has not been rendered (unvested awards) that are outstanding as of the required effective date will be recognized as the requisite service is rendered on or after the required effective date.  The compensation cost for that portion of awards shall be based on the grant-date fair value of those awards as calculated for either recognition or pro forma disclosures under SFAS No. 123.  The modified retrospective application requires companies to record compensation expense for all unvested stock options and restricted stock beginning with the first disclosed period restated.  The Company plans to adopt SFAS No. 123(R) using the modified prospective application.

As permitted by SFAS No. 123, the Company currently accounts for share-based payments to employees using APB 25's intrinsic value method and, as such, generally recognizes no compensation cost for employee stock options.  Accordingly, the adoption of SFAS No. 123(R)'s fair value method will have a negative impact on the Company's results of operations, although it will have no impact on its overall financial position.  The impact of adopting SFAS No. 123(R) cannot be predicted at this time because it will depend on levels of share-based payments granted in the future.  However, had the Company adopted SFAS No. 123(R) in prior periods, the impact of that standard would have approximated the impact of SFAS No. 123 as described in the disclosure of pro forma net loss and loss per share.  SFAS No. 123(R) also requires the benefits of tax deductions in excess of recognized compensation cost to be reported as a financing cash flow, rather than as an operating cash flow as required under current accounting literature.  The requirement will reduce net operating cash flows and increase net financing cash flows in periods of adoption.  Any forward-looking guidance we provide does not include the impact of expensing options.

Software Development Costs.  The Company capitalizes software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized costs consist of direct costs and allocated overhead associated with the development of the software products. Capitalized software development costs were $32,981 and $0 during the years ended December 31, 2005 and 2004, respectively. The Company acquired $70,000 in capitalized software development costs in connection with the acquisition of Resolutions.  Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years.  Amortization of software development costs was $12,521 and $0 during the years ended December 31, 2005 and 2004, respectively.  The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

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

We believe that the accounting estimates related to impairment of goodwill and other intangible assets are "critical accounting estimates" because (1) they are highly susceptible to change from period to period because they requires company management to make assumptions about future sales and cost of sales, and (2) the impact that recognizing an impairment would have on the assets reported on our balance sheet as well as our net loss would be material.  Management's assumptions about future sales prices and future sales volumes have fluctuated in the past and are expected to continue to do so.

In estimating future sales, we use our internal budgets.  We develop our budgets based on recent sales data for existing products and services, planned timing of new product and service launches, and customer commitments related to existing and newly developed products and services.

In each of the last two years, we have used the services of independent valuation firms to assist us with identifying and valuing intangible assets and testing the reported carrying value of our goodwill and intangible assets.  In each year we determined that, based on our assumptions as well as the impairment analysis conducted by the valuation firm, that the sum of the expected future discounted cash flows exceeded the reported carrying value and therefore we did not recognize an impairment loss.

If we had been required to recognize an impairment loss on our goodwill and intangible assets, it would likely not have materially affected our liquidity and capital resources because we are not subject to any restrictive covenants related to the net income we report in our financial statements.

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

Derivative Financial Instruments.  In connection with the issuance of certain convertible notes payable (see Note 6), the terms of the notes payable provided for a conversion of the notes into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

RESULTS OF OPERATIONS

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004 (as restated)

Net Revenue from External Customers

Net revenue from external customers for 2005 was $8,768,446, a 46% increase over the $6,014,269 we reported for 2004.

TBS generated 43% of the Company's 2005 net revenue.  MVI generated 35% of the Company's 2005 net revenue, as compared to 2004, when TBS and MVI generated 55% and 45% of the Company's revenue, respectively.  Resolutions generated 22% of the Company's 2005 net revenue between April 1, 2005 (the effective date of acquisition) and December 31, 2005.

The following is a comparison of the components of consolidated net revenue from external customers:

	Year ended /	Year ended
	As of	December 31, 2004
	December 31, 2005	(restated)
Net revenue from external customers:

Electronic document delivery services (MVI)	$3,093,450	$2,685,882
Government accounting products and services (TBS)	3,779,211	3,328,387
Electronic forms (Resolutions)	1,895,785	-
Corporate	-	-
Total net revenue from external customers	$8,768,446	$6,014,269

The increase of $2,754,177 in 2005 resulted from an increase of $407,568, in revenue from MVI (which resulted primarily from higher sales volume to existing clients) as well as an increase of $450,824 in revenue of TBS (which resulted from reporting a full twelve months of revenue from TBS in 2005 as compared with approximately ten and one-half months in 2004).  In addition, the Company reported $1,895,785 in revenue from Resolutions from the effective date of the acquisition in April 2005.

Cost of Sales

Cost of sales for 2005 was $3,059,316, as compared to the $2,367,789 we reported for 2004.  The increase in 2005 of $691,527 resulted from the combination of costs remaining flat at MVI (despite increased revenue and as a result of lower telephony pricing), an increase of $99,324 (7%) from TBS, and the addition of $593,106 from Resolutions.  Total cost of sales during 2005 represented 35% of net revenue as compared to 39% of net revenue during 2004.  Cost of sales for MVI during 2005 represented 31% of net sales as compared with 36% of net sales in the 2004 period.  Cost of sales for TBS during 2005 represented 40% of net sales as compared with 42% of net sales in 2004.

Gross Profit

Gross profit for 2005 increased 57% to $5,709,130 as compared to $3,646,480 for 2004.  The increase in 2005 of $2,062,650 resulted from increases of $408,471 and $351,500 from MVI and TBS, respectively, and the addition of $1,302,679 from Resolutions.  Gross profit margin for 2005 was 65% as compared to 61% for 2004.

Operating Expenses

Operating expenses for 2005 increased by 62% to $5,583,944, from the $3,444,670 reported in 2004.  Of the total increase of $2,139,274, $397,789, $20,425, and $827,974 are attributable to increases in operating expenses of corporate, MVI and TBS, respectively, and $893,086 in operating expenses of Resolutions.

During 2005, corporate incurred $1,033,861 in operating expenses, an increase of $397,789 from the $636,072 reported in 2004 as a result of increased staff, legal, and accounting expenses.

During 2005, MVI incurred $1,386,338 in operating expenses, an increase of 1.5% over the $1,365,913 reported in 2004.  Product and technology development increased 4% to $365,125 from the $351,174 reported in 2004 as a result of compensation costs.  Sales and marketing decreased 1% to $636,055 as compared to the $641,512 reported in 2004.  General and administrative increased by $78,710 to $347,727 from the $269,017 reported in the prior year period as a result of wage increases.  Depreciation and amortization expense decreased $66,779 as a result of an increase in fully depreciated computer equipment.

During 2005, TBS incurred $2,270,659 in operating expenses, an increase of 57% over the $1,442,685 reported in 2004.  The increases in product and technology development, sales and marketing, general and administrative, and in depreciation and amortization expenses to $560,194, $246,161, $1,315,558, and $148,746, respectively, are attributable to (i) comparing twelve full months in 2005 to ten and one-half months in 2004, and (ii) increases in salaries expense in several departments in connection with TBS' initiative to improve infrastructure in 2005 to support forecasted revenue increases.

During 2005, Resolutions incurred $893,086 in operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $254,950, $141,604, $389,642 and $106,890, respectively.

Operating Income

As a result of the foregoing, the Company reported an operating income for 2005 of $125,186, compared to an operating income of $201,810 for 2004.

The following is a comparison of the components of consolidated income from operations:

	Year ended /	Year ended
	As of	December 31, 2004
	December 31, 2005	(restated)
Operating income:

Electronic document delivery services (MVI)	$750,390	$362,344
Government accounting products and services (TBS)	(936)	475,538
Electronic forms (Resolutions)	409,593	-
Corporate	(1,033,861)	(636,072)
Total operating income	$125,186	$201,810

Other Expense

In connection with recent discussions and correspondence with a company asserting the ownership of certain United States and Canadian patents and making a licensing proposal for these patents, we made an estimate of the potential liability as of December 31, 2005 in the amount of $325,000 and recorded the estimate as non-operating other expense.

Change in Fair Value of Derivative Liability

During the years ended December 31, 2005 and 2004 (as restated), we recognize other income (expense) of $130,903 and ($241,336) related to recording the derivative liabilities at fair value.  At December 31, 2005, there are no derivative liabilities since the variable debt instruments were settled in full in fiscal 2005.  At the settlement date, the remaining derivative liabilities with a value of $7,302,899 were reclassified to additional paid-in capital.

Interest Expense

Interest expense for 2005 increased by 1012% to $8,074,489 from the $725,987 reported in 2004.  Although interest charges incurred pursuant to the terms of convertible promissory notes decreased significantly as a result of the conversions to equity during 2005 (see "Liquidity" below), these decreases were offset by the following non-cash charges:

  Amortization of beneficial conversion feature and debt issue costs of $1,129,770;
  Amortization of the fair value of the warrant issued to Barron Partners, LP of $6,400,000; and
  The fair value of $434,572 related to common stock issued in connection with induced conversions.

Net Loss

Net loss for  2005 was $8,144,928, or $0.10 per share, compared to a net loss of $767,913, or $0.02 per share, for 2004 on weighted average shares of 82,728,108 and 35,321,760, respectively.

The following is a comparison of the components of consolidated net loss:

	Year ended /	Year ended
	As of	December 31, 2004
	December 31, 2005	(restated)
Net income (loss):

Electronic document delivery services (MVI)	$778,923	$(304,678)
Government accounting products and services (TBS)	(1,161,493)	232,201
Electronic forms (Resolutions)	(6,076,850)	-
Corporate	(1,685,508)	(695,436)
Total net loss	$(8,144,928)	$(767,913)

LIQUIDITY AND CAPITAL RESOURCES

During 2005, the Company's net cash position increased by $304,042 to $762,051. The Company's operating and financing activities provided net cash of $359,289, and $426,582, respectively, and investing activities used net cash of $481,829.

Net cash provided by operating activities during 2005 was $359,289, an increase of $187,717 from the $171,572 provided by operating activities in 2004, mainly due to an improvement in operating income during 2005.

The Company's investing activities consisted of acquisition costs for Resolutions, additional TBS acquisition costs and the purchase of computer equipment. Net cash used in investing activities decreased $1,178,541 to $481,829 from the $1,660,370 reported for 2004, during which most of the cash used in the Company's investing activities was for the acquisition of TBS.  The acquisition of Resolutions in 2005 involved significantly less cash than the acquisition of TBS in 2004.

Net cash provided by financing activities for 2005 was $426,582, and included $715,000 of proceeds from notes payable as offset by $363,455 of payments on notes related to the TBS and Resolutions acquisitions.  Net cash provided by financing activities for 2004 was $1,882,105, which included proceeds of $2,045,000 from convertible promissory notes to related parties.

On April 13, 2005, the Company issued a convertible note payable to Barron in the principal amount of $800,000, which was converted into 16,000,000 shares of Series A Preferred Stock at September 30, 2005.  During October 2005, Barron converted 2,500,000 shares of Series A Preferred Stock to an equal number of shares of the Company's common stock.

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

During 2005, we issued an aggregate of 57,480,030 shares of our common stock in connection with the conversion of $5,397,345 of notes payable and accrued interest.

Potential Acquisition

On February 17, 2006, the Company and VEDO Merger Sub, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), entered into a Merger Agreement (the "Merger Agreement") with GoSolutions, Inc. ("GoSolutions") and certain GoSolutions stockholders.  Pursuant to the Merger Agreement, upon the closing, GoSolutions and Merger Sub will merge with GoSolutions continuing as the surviving entity, and the GoSolutions stockholders will be entitled to receive merger consideration of an aggregate of 60,000,000 shares of the Company's common stock, subject to certain holdbacks and adjustments.

On April 7, 2006, the Company and the Merger Sub entered into an Amended Agreement and Plan of Reorganization (the "Amended Merger Agreement") with GoSolutions.  The purpose of the amendment was to extend to April 30, 2006 the date upon which all closing conditions must be satisfied or waived.  Pursuant to the Amended Merger Agreement, upon the closing, GoSolutions and Merger Sub will merge (the "Merger"), with GoSolutions continuing as the surviving entity, and the GoSolutions stockholders will be entitled to receive merger consideration of an aggregate of 60,000,000 shares of the Company's common stock, subject to certain holdbacks and adjustments.

The closing of the Merger is subject to customary closing conditions, including the approval of GoSolutions stockholders owning the requisite percentage of each series and class of GoSolutions capital stock necessary to adopt the Merger Agreement, as amended, and approve the Merger.  The Merger Agreement, as amended, contains certain termination rights for both the Company and GoSolutions.  The Company and GoSolutions have made customary representations, warranties and covenants in the Merger Agreement, as amended.

Stockholders representing 55% of GoSolutions' outstanding voting stock voted in favor of the Merger on February 27, 2006.  Stockholders representing 30% of GoSolutions' outstanding voting stock have indicated their intent to exercise their right to dissent to the Merger.  GoSolutions and the Company are in the process of completing certain pre-closing conditions as set forth in the Merger Agreement, as amended.  Accordingly, there can be no assurances that the Company will successfully complete this transaction.

Subsequent to the signing of the original Merger Agreement, the Company issued a Form 8-K dated March 28, 2006 for Item 4.02 - Non-Reliance from Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review to which reference is hereby made regarding adjustments to the financial statements resulting from the application of EITF 00-19 and SFAS No. 141, and certain other adjustments.  The adjustments required by the application of the above referenced accounting pronouncements are material to the Company's financial statements and require the Company to restate and reissue its annual report for the year ended December 31, 2004 as well as the quarterly reports for the quarters ended March 31, 2005, June 30, 2005, and September 30, 2005.  The Amended Merger Agreement contains certain termination rights for both the Company and GoSolutions.  The Company and GoSolutions have made customary representations, warranties and covenants in the Amended Merger Agreement.  In addition, the Company is considering amending its bylaws to provide for an increase in the size of its board of directors from five directors to nine directors.  In addition, its majority stockholders have indicated their intention to re-elect the current slate of directors for terms ranging from one to three years and to approve any amendments to the Company's bylaws that may be required to permit variable terms.

Due to the above factors, namely: (i) the GoSolutions dissenting shareholders, (ii) the restatement of our previously issued financial statements, and (iii) the pending proposals regarding our board of directors, the Company and GoSolutions are considering various options with respect to the current situation, including but not limited to, (a) seeking the written consent of a majority of the GoSolutions' shareholders to these changed events, facts and circumstances; or (b) amending the previous disclosure statement provided to GoSolutions' shareholders and noticing a special meeting of such shareholders to be held before April 30, 2006 to consider the proposed transactions as described in the Amended Merger Agreement and approving the transaction.

There is no assurance that the Merger with GoSolutions will be consummated in light of the above factors.  In addition, the Amended Merger Agreement contains termination rights for both the Company and GoSolutions.  The failure to close the Merger with GoSolutions will result in the Company incurring substantial transaction costs without consummating the Merger and will substantially reduce our anticipated revenues and financial performance in the foreseeable future.

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Due to a deficit in net tangible assets, the Company has historically been unable to obtain operating lines of credit from traditional banking institutions.  During 2005, TBS secured a $100,000 operating line of credit which it has not utilized as of the date of this report.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of TBS and Resolutions.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.    Accordingly, we may experience negative operating and investing cash flows during certain periods of 2006 until MVI, TBS, and Resolutions consistently generate net cash flows sufficient to offset the anticipated expenses of operating the holding company.  While we believe that our available cash resources combined with our current revenue streams will be sufficient to meet our anticipated working capital requirements for the next twelve months, we will require additional financing to fund capital expenditure requirements in the ordinary course of business for 2006.  Should our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

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

Between November 2000 and at least December 2004, our operating shortfalls were funded by one shareholder, an affiliate, to whom we owe $65,000 in principal and approximately $95,000 in interest as of February 28, 2006. This shareholder has no obligation to continue to fund any future operating shortfalls.  We may be required to alter the terms of the convertible promissory note held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

The Report of Independent Registered Public Accounting Firm on our December 31, 2005 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "expect", "plan", "seek", "estimate", "project", "could",  and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other "forward-looking" information. . These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "Certain Factors That May Affect Future Results" in Item 6 of this Annual Report. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements.  Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB.  Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-QSB, 8-K, and other SEC filings.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

Forward looking statements in this Annual Report on Form 10-KSB include, without limitation:

The statements under the heading "Item 1.  Business" and in MD&A under the caption Business Overview concerning (1) our strategy to develop innovative solutions to expand our ability to benefit our enterprise clients and increase the breadth and size of the markets we satisfy today, (2) our strategy to focus on acquiring intellectual and technology assets that continue to accelerate expansion of our client solutions, (3) our goal to expand the business model of TBS regionally and nationwide and to expand revenue both from printing and from subscription-based hosted solutions, (4) our belief that we offer a complete set of business communication services and solutions and a scalable global platform, (5) our belief that our services improve and enhance data delivery, (6) our belief about the benefits businesses will derive from our software and service solutions and about its capabilities, (7) our intent to focus on obtaining growth from higher margin products and services and to make acquisitions of companies that consistently generate net income and positive cash flows, and (8) our strategy of cost containment and directing new capital primarily toward increasing sales and marketing, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry, and our dependence on third party technology suppliers to provide key software and infrastructure.

The statements in MD&A under the captions Introduction and Business Overview of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to (1) our expectations about the completion of the merger transaction with GoSolutions, (2) our belief that we have improved our corporate governance, (3) our current and future growth strategy to acquire intellectual and technology assets and our expectations about the benefits we may derive, (4) our beliefs about our vision to become a business process management/workflow service and the benefits we expect to derive, (5) our acquisition strategy, and (6) our belief that obtaining planned financings will allow us to generate adequate cash flows to sustain operations at current levels until we being to operate profitably on a consistent, month-over month basis, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, risks that we may not successfully implement our acquisition program or complete the acquisition of GoSolutions, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

The statements in MD&A under the caption Critical Accounting Policies regarding calculation of allowances, reserves, and other estimates that are based on historical experience, the judgment of management, and various other assumptions that are believed to be reasonable under the circumstances, the results of which for the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from any other sources, our beliefs about critical accounting policies, and the significant judgments and estimates used in the preparation of our consolidated financial statements, which statements are subject to certain risks, including, among other things, the inaccuracy of our beliefs regarding critical accounting policies and that actual customer reserves or other estimates may be different from our estimates, requiring revisions to our estimated allowance for doubtful accounts, additional inventory write-downs, impairment charges, restructuring charges, litigation, warranty, and other reserves.

The statements in MD&A under the caption Results of Operations of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Revenue, Gross Profit, Operating Expenses, Income from Operations, and Net Loss including, without limitation, our expectation that our strategy to improve infrastructure at TBS during 2005 will support forecasted revenue increases, and our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Liquidity and Capital Resources set forth in MD&A under the caption Liquidity and Capital Resources, including, without limitation (1) our belief that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our recent acquisition of TBS and Resolutions, (2) our strategy of actively seeking to combine with business that operate profitably and generate positive cash flows, (3) our belief that sustainable profitability is achievable, (4) our expectations about future funding requirements, and (5) our belief that current cash position, cash generated through operations and equity offerings and available borrowings will be sufficient to meet our needs through at least the next twelve months., which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, the risk that we may be unable to sustain all or part of our operations if we are not able to obtain sufficient additional funds from investors, the risk that our funding requirements could be greater should our current revenue streams or margins decrease, risks that we may not successfully implement our acquisition program or our acquisition of GoSolutions, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you invest in our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this report could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

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

The markets for business-to-business electronic commerce solutions, government accounting products and services, and electronic forms and document management are extremely competitive and we may not be able to compete effectively.

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

Our acquisition of TBS, Resolutions, and Potential Future Acquisitions Involve a Number of Risks

Our acquisition of TBS, Resolutions and potential future acquisitions involve risks associated with assimilating these operations into our Company; integrating, retaining and motivating key personnel; and integrating and managing geographically-dispersed operations, integrating the infrastructures of disparate entities. Additionally, the acquisition of TBS, Resolutions and future acquisitions could divert attention from other business concerns and could expose us to unforeseen liabilities.  In addition, we may lose key employees while integrating any new companies.  We may pay for some acquisitions by issuing additional common stock, which would dilute current stockholders, or by additional debt financing, which would result in additional interest charges.  We may also use cash to make acquisitions. We are, and will be, required to review goodwill and other intangible assets for impairment in connection with past and future acquisitions, which may materially increase operating expenses if an impairment issue is identified.

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

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses such as MVI and MVI's users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented laws specifically addressing the Internet or some aspect of e-commerce and several other proposals have been made at the U.S. federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, hamper our ability to retain and attract new customers and diminish our ability to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new, or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

Litigation regarding intellectual property rights is common in the messaging, software and technology industries. We have received correspondence alleging that we are infringing the intellectual property rights of AudioFax. We do not believe the proprietary nature of the AudioFax software is critical to our current or future market competitiveness. Several providers of fax service software have patent license agreements with AudioFax, and it is our understanding that our use of these other fax software platforms would indemnify us from any infringement of AudioFax patents. We plan to migrate to a fax software platform that is compatible with current technology, has existing license agreements with AudioFax, and will indemnify us from infringement of AudioFax patents.  This migration is subject to the Company's ability to obtain the additional capital needed for the license fees for the other fax software platforms. We may in the future be the subjects of claims for infringement, invalidity, or indemnification claims based on such claims of other parties' proprietary rights. These claims, with or without merit, could be time consuming and costly to defend or litigate, divert our attention and resources, or require us to enter into royalty or licensing agreements. There is a risk that such licenses would not be available on reasonable terms, or at all. Although we believe we have the ability to use our intellectual property to operate, market, and license our existing products without incurring liability to third parties, there is a risk that our products and services infringe the intellectual property rights of third parties.

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

The successful operation of our business depends upon the provisioning of critical technology from other companies.

We depend upon third parties for several critical elements of our business, including various technology and infrastructure components. We rely on private third-party providers for our Internet and telephony connections and for co-location of a significant portion of our communications servers. Any protracted disruption in the services provided by any of these suppliers, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

An increase in the cost of email transmissions could have a material adverse effect on our business.

We rely on email for the delivery of some of MVI's electronic documents.  In addition, the Company regularly communicates with our clients via email. If regulations or other changes in the industry lead to a charge associated with the sending or receiving of email, the cost of providing MVI's services would increase and, if significant, could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

We rely significantly on the revenue generated by our fax services.

During 2005, approximately 35% of our net revenue was fax-related.  Our future success is therefore subject to the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, email and unified messaging solutions.  If the demand for fax as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

We believe that one of the attractions to fax versus alternatives, such as email, is that fax signatures are a generally accepted method of executing contracts.  Various governmental and non-governmental entities, many of which possess greater resources than we do, are attempting to create a universally accepted method for electronically signing documents. Widespread adoption of so-called "digital signatures" could reduce demand for our fax services and, as a result, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Acts of terrorism, responses to acts of terrorism and acts of war may impact our business and our ability to raise capital.

The September 11, 2001 terrorist attacks in the United States were unprecedented acts of international terrorism. We cannot predict the continued effect of those acts on the economy of the United States or on the global economy. Future acts of war or terrorism, national or international responses to such acts, and measures taken to prevent such acts may harm our ability to raise capital or our ability to operate.  In addition, the threat of future terrorist acts or acts of war may have effects on the general economy or on our business that are difficult to predict. We are not insured against damage or interruption of our business caused by terrorist acts or acts of war.

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

C. Alan and Joan P. Williams own 58,653,171 shares, or approximately 59%, of the outstanding shares of our common stock as of February 28, 2006.  These individuals have the ability to elect our entire board of directors and to approve or disapprove all other matters requiring the vote of shareholders.

Our officers and directors may be able to influence stockholder actions.

Executive officers and directors, in the aggregate, beneficially own approximately 24% of our outstanding voting stock (including rights to purchase common stock). These stockholders acting together may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, and the approval of mergers or other business combination transactions in a manner that could conflict with our other stockholders.

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

The Securities and Exchange Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell the Company's securities and may affect the ability of purchasers in this Offering to sell the Company's securities in the secondary market and the price at which such purchasers can sell any such securities.

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

As of February 28, 2006, the Company had 99,167,526 shares of its common stock issued and outstanding.  Rule 144 of the Commission provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the Company's issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of the Company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning the Company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of the common stock.

Outstanding options and warrants could affect the market price of our common stock.

As of December 31, 2005, there were outstanding stock options and warrants to purchase an aggregate of 82,750,670 shares of common stock at exercise prices ranging between of $0.10 per share and $2.50 per share.  The exercise of such outstanding options will dilute the percentage ownership of the Company's stockholders, and any sales in the public market of shares of Common Stock underlying such securities may adversely affect prevailing market prices for the common stock. Moreover, the terms upon which the Company will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when the Company would, in all likelihood, be able to obtain any needed capital on terms more favorable to the Company than those provided in such securities.

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

Our common stock trades on the OTCBB. The OTCBB is not an exchange and, because trading of securities on the OTCBB is often more sporadic than the trading of securities listed on an exchange or NASDAQ, you may have difficulty reselling any of our shares.

Our common  shareholders may experience substantial dilution

The sale of a substantial number of shares of our common stock in the public market, or the prospect of such sales, could materially and adversely affect the market price of our common stock. We are authorized to issue up to 400,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as our Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of our common stock held by existing stockholders. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon exercise of options and warrants, could depress prevailing market prices for our common stock. Even the perception that such sales could occur might impact market prices for the common stock. The existence of outstanding options and warrants may prove to hinder our future equity financings.

RECENT ACCOUNTING PRONOUNCEMENTS

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154 "Accounting Changes and Error Corrections - A Replacement of APB Opinion No. 20 and FASB Statement 3." This statement replaces Accounting Principles Board ("APB") Opinion No. 20 ("APB No. 20"), Accounting Changes, and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Reporting." APB No. 20 required that most voluntary changes in an accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. SFAS No. 154 generally requires retrospective application to prior period's financial statements of changes in accounting principle. SFAS No. 154 is effective in the first reporting period beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's consolidated financial condition or results of operations.

ITEM 7.  FINANCIAL STATEMENTS

               Exhibit 99.1, "VillageEDOCS Financial Statements" is incorporated herein by this reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. - CONTROLS AND PROCEDURES

As discussed in footnote 13 to its 2005 consolidated financial statements, the Company has restated its consolidated financial statements for the year ended December 31, 2004 and will restate the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.  These restatements are the result of the Company's accounting treatment for (i) non-conventional convertible notes payable to C. Alan Williams, Joan P. Williams and James Townsend, which allowed for such note holders to convert the notes payable into shares of its common stock at prices that were variable, (ii) warrants issued to Mason Conner and Jay Hill as incentive bonuses resulting from the acquisition of Phoenix Forms, Inc. and TBS during 2004 and 2005, and (iii) shares of common stock issued as finders' fees in connection with the amendment and subsequent conversion of certain convertible promissory notes.

(a) As of December 31, 2005, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were not effective because of the material weaknesses discussed below.  Notwithstanding the material weaknesses discussed below, the Company's management has concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.  As a result of the restatements described above, the following material weaknesses were identified in the Company's assessment of the effectiveness of disclosure controls and procedures as of December 31, 2005.

i)            The Company did not maintain effective controls over the identification of the variable conversion features embedded within its debt instruments and the determination of the appropriate accounting treatment

ii)           The Company did not maintain effective controls over the accounting for stock-based compensation related to bonuses issued to certain executives in connection with its acquisitions

iii)            The Company did not maintain effective controls over the accounting for stock-based compensation in connection with the amendment and subsequent conversion of certain convertible promissory notes.

(b)  There has been no change in the Company's internal control over financial reporting that occurred during the fiscal quarter ended December 31, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES OF THE COMPANY

The following table sets forth certain information with respect to each person who is a director, executive officer, or significant employee of the Company or its subsidiary as of February 28, 2006.

Name	Age	Position
----------------------------	------	---------------------------------------------------------

J. Thomas Zender	66	Chairman of the Board, Corporate Secretary

K. Mason Conner	49	Chief Executive Officer, Director

Jerry T. Kendall	62	President, Chief Operating Officer, Director

H. Jay Hill	66	Executive Vice President of Corporate Development, Director

Ricardo A. Salas	42	Director

Michael A. Richard	37	Chief Financial Office and Secretary

James L. Kolassa	52	Vice President, Sales and Marketing

Stephen A. Garner	51	Chief Information Officer, Software and Services of Tailored Business Systems, Inc.

James L. Campbell	49	Chief Information Officer, Printing of Tailored Business Systems, Inc.

Alexander Riess	53	President, Phoenix Forms, Inc.

William R. Falcon	59	Chief Operating Officer and Vice President, Phoenix Forms, Inc.

Executive officers are appointed by the Board of Directors and, subject to the terms of their employment agreements, serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. The term of the current directors continues until the next annual meeting of shareholders to be held in 2006. Mr. Zender has been a director since August 1997, Mr. Hill since October 1997, Mr. Conner since October 1998, and Messrs. Kendall and Salas since July 2005.

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

K. Mason Conner has been our Chief Executive Officer since 1999.  Mr. Conner joined the Company as Vice-President of Sales in 1997 and has been a Board Member since 1998, Acting Vice-President of Sales between 1998 and 2002, and President between 1998 and March 2006, and   Mr. Conner is also a Director of TBS and Resolutions.  He has 27 years in sales and business management experience, including 19 years of direct and channel sales experience in the voice and data communications products and services industry. In the early 1980's he was involved in the application of Internet Protocol technologies with the military. In the late 1980s and early 1990s he was a principal strategist for an international initiative to transform K-12 education through the use of the Internet. He was a lead consultant with LTS for the electronic vulnerability threat assessment of the Los Angeles Airport Department after the "UnaBomber" threat. He has held senior sales management positions with Banyan Systems, Doelz Networks, and Timeplex. During the five years prior to joining the Company, Mr. Conner was Director of Sales at Telecom Multimedia Systems from 1996 to 1997, Vice President of Sales at Lo Tiro-Sapere from 1995 to 1996, and Vice President of Sales at Digital Network Architectures from 1991 to 1995.

Jerry T. Kendall joined the board of directors in the second quarter of 2005.  On March 1, 2006, Mr. Kendall was appointed to serve as our President and Chief Operating Officer.  Mr. Kendall is also President of MVI and TBS.  From April 2003 to August 2005, he was the President, Chief Executive Officer and a Director of Technology Research Corporation, a $39 million dollar public, electrical safety products company. Prior to TRC, Mr. Kendall held a number of executive management positions with Sensormatic Electronics Corporation, then a $1.2 billion, publicly held, electronics security company. His positions included, Executive Vice President and President of the Americas. Previous executive management positions include Senior Vice President of Sales, Marketing and Customer Service for Security Tag Corporation, President of Lasergate Corporation and President, Chief Executive Officer and Board Member of Paradyne Corporation. He also held sales management positions with Inforex, sales positions with IBM and was a financial analyst with the Lockheed Georgia Company.  Mr. Kendall attended the Georgia Institute of Technology and Georgia State University, receiving his BA in Management in 1967 and his MBA in Management in 1970 from Georgia State University.

H. Jay Hill has been a director since 1997 and became the Executive Vice President of Corporate Development in May 2003.  Mr Hill is also a Vice President of TBS.  For the last 20 years, he has primarily been a senior executive in turnaround situations in information technology and telecommunication companies. From November 2000 to May 2003, Mr. Hill was CEO, President and a Director of LightPort Advisors, Inc, a private Internet service provider for the financial services market.  He has held similar positions with Unitron Medical Communications, Inc. (d/b/a Moon Communications) (1999-2000) and Amnet Corporation (Netlink) (1989-1994), and has held senior sales and marketing management positions with SunCoast Environmental Controls (1996-1999), Technology Research Corporation (1994-1996), Harris Corporation, Doelz Networks, Paradyne/AT&T, and Inforex.  His primary background in sales and marketing commenced with Philadelphia Electric Company and IBM.  During 1999, Moon Communications, which was then a subsidiary of Sabratek Corp., filed for protection under Chapter 11 of the U.S. Bankruptcy Code in connection with the reorganization of Sabratek.

Ricardo Salas joined the board of directors in the second quarter of 2005.  Mr. Salas currently serves as the President and Chief Executive Officer of Liquidmetal Technologies.   From January 2000 through June 2005, Mr. Salas served as Chief Executive Officer of iLIANT Corporation, an information technology and outsourcing service firm in the health care industry, and he continues to serve as Chairman of iLIANT. From 1987 through 2004, he was Vice President of J. Holdsworth Capital Ltd., a private investment firm. As an officer of J. Holdsworth Capital Ltd., Mr. Salas held positions in various investments including Medical Manager Corporation as a vice president between June 1999 and January 2000, National Medical Systems, Inc. as vice president between April 1994 and February 1997, and Uni Flange Corporation as vice president between June 1989 and June 1994. He currently serves as a director of VillageEDOCS, a provider of business information delivery services and products. Mr. Salas received his B.A. in Economics in 1986 from Harvard University in Cambridge, Massachusetts.

Michael A. Richard joined the Company in February 2001 and is the Chief Financial Officer and Corporate Secretary.  Mr. Richard is also a Director and the Secretary of TBS and Resolutions.  Mr. Richard has over 14 years of diverse management and public corporate reporting experience for start-up and early stage ventures.  From 1999-2000 he served as V.P. Controller for The BigHub.com, Inc., a public new media company providing unique content, private label search engine, e-commerce solutions, and controlling a direct mail operation.  From 1995-1999, Mr. Richard served first as Controller and then as Vice President, Accounting (principal accounting officer), and finally as a Director of PortaCom Wireless, Inc., a public developer and operator of companies with contracts to provide wireless telecommunication services in China and other emerging markets.

James L. Kolassa joined the Company in April 2004 and presently serves as the Company's Vice President of Sales and Marketing.   Mr. Kolassa has over 25 years of experience and success in the computer industry from direct sales with IBM and Hitachi Data Systems to channel development and distribution with both SupportNet and KeyLink Systems.  Mr. Kolassa also served as the President of  a software firm that he later sold.  Mr. Kolassa holds a BBA in Marketing Management from Western Michigan University and an MBA in MIS from Indiana University.

Stephen L. Garner is a Vice President and Chief Information Officer, Software and Services of TBS.  From 1988 through the date of the acquisition, Mr. Garner served as the President of TBS.  Mr. Garner has over 25 years experience in Information Technology.  Mr. Garner obtained a BS in Mathematics from Georgia Southern University in 1978. Mr. Garner is also a Certified IBM Technical Solutions Provider.

James M. Campbell is a Vice President and Chief Information Officer, Printing of TBS.   From 1988 through the date of the acquisition, Mr. Campbell served as the Secretary-Treasurer of TBS.  Mr. Campbell has over 25 years of experience in the design and implementation of system software.  Mr. Campbell obtained a BBA in Accounting from Georgia Southern University in 1978 and is a Certified Public Accountant.

Alexander Riess is President of Phoenix Forms, Inc.  Mr. Riess joined PFI's predecessor company in 1998 as a co-founder and the Chief Technology Officer.  Prior to 1998, he managed IT departments at several large international corporations before starting his own consulting and development business in 1986 that in 1993 became a reseller of PFI's predecessor products. After acquiring the German equivalent of a CPA certification in 1974, he received a degree in Computer Science (equivalent to an US Bachelor of Science) in the early 1980s and taught classes for IBM in Europe for users and system engineers of IBM's midrange computer systems.

William R. Falcon is COO and a Vice President of Phoenix Forms, Inc.  Mr. Falcon joined PFI's predecessor company in 1998, and has directed the technical staff in senior IT management positions during his entire tenure.  Prior to 1998, Mr. Falcon was a co-owner of Lynk, a manufacturer and marketer of computer terminals for IBM's midrange systems.

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

BOARD OF DIRECTORS

The Company's Bylaws fix the size of the Board of Directors at no fewer than three and no more than five members, to be elected annually by a plurality of the votes cast by the holders of the Company's common stock, and to serve until the next annual meeting of stockholders and until their successors have been elected or until their earlier resignation or removal. The Company currently has five directors, three of whom were elected to their current terms on May 20, 2005 and two of whom were elected to their current terms on July 18, 2005.  During 2005, the Company formed an Audit Committee and a Compensation Committees and appointed Messrs. Hill, Kendall, and Salas to serve on each committee.  During March 2006, the Board of Directors appointed Mr. Zender to replace Mr. Kendall on each committee in connection with Mr. Kendall's appointment as the Company's President and Chief Operating Officer.

COMMITTEES OF THE BOARD AND AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has an Audit Committee and a Compensation Committee.

Audit Committee.  The Audit Committee of the Board of Directors (the "Audit Committee") monitors the integrity of the Company's financial statements, the independence and qualifications of the independent registered public accounting firm, the performance of the Company's independent registered public accounting firm and the effectiveness of the Company's disclosure controls and procedures and internal controls.  It is also responsible for retaining, evaluating, and, if appropriate, recommending the termination of the Company's independent registered public accounting firm.  The Audit Committee has been established under a charter approved by the Board.  On December 27, 2005, the Audit Committee held its first meeting, did not meet again in 2005, and did not act by written consent in lieu of any meeting.  Mr. Hill was chairman, and Messrs. Kendall and Salas constituted its remaining members during 2005.  In March 2006, Mr. Zender replaced Mr. Kendall on the Audit Committee in connection with Mr. Kendall's appointment as the Company's President and Chief Executive Officer.   Because our board of directors is comprised of only five members, the Audit Committee includes one member of executive management, H. Jay Hill, who is not considered to be independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended .  We are not required by the OTCBB to have an audit committee comprised entirely of independent directors.  We do not have an audit committee financial expert as defined by Item 401(e) of Regulation S-B of the Exchange Act at this time because we believe that we are not in a position to attract suitable candidates due to insufficient capital resources.  In addition, we are not required by the OCTBB to have an audit committee financial expert.

Compensation Committee.  The Compensation Committee of the Board of Directors (the "Compensation Committee") administers the benefits, incentives and compensation of the Company's executive officers, reviews the performance of the Company's executive officers, reviews and approves executive compensation policy and objectives, concludes whether Company executives are compensated according to such standards, makes recommendations to the Board of Directors with respect to compensation, and carries out the Board's responsibilities relating to all forms of executive compensation.  The Compensation Committee has been established under a charter approved by the Board.  Non-qualified stock options which are granted to the members of the Compensation Committee are recommended by the Company's Chief Executive Officer and approved by the Board of Directors.  On December 27, 2005, the Compensation Committee held its first meeting, did not meet again in 2005, and did not act by written consent in lieu of any meeting.  The chair of the Compensation Committee was Mr. Kendall and Messrs. Hill and Salas constituted its remaining members during 2005.  In March 2006, Mr. Zender replaced Mr. Kendall on the Compensation Committee in connection with Mr. Kendall's appointment as the Company's President and Chief Executive Officer.   Because our board of directors is comprised of only five members, the Compensation Committee includes one member of executive management, H. Jay Hill.  We are not required by the OTCBB to have a compensation committee comprised entirely of independent directors.

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

ITEM 10.  EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table shows the compensation paid or accrued by the Company for the fiscal years ended December 31, 2005 and 2004 to or for the account of the Chief Executive Officer, President, and executive officers, and significant employees of the Company who received benefits or annual salary and bonus of $100,000 or more during the stated periods.

	ANNUAL COMPENSATION			LONG-TERM COMPENSATION
				Restricted	Securiites Underlying
Name and Principal	Salary	Bonus	Other	Stock Awards	Options / Warrants	LTIP Payouts	Other
Position	($)	($)	($)	($)	(#)	($)	($)

Fiscal 2005

K. Mason Conner
President, CEO	165,833	-	-	12,257	2,200,000

H. Jay Hill
E.V.P. Corporate
Development	130,000	22,120	-	9,240	2,350,000	-	-

James L. Kolassa
V.P. Sales and
Marketing	114,167	50,000	-	-	300,000	-	-

James L. Campbell
CIO, Printing
TBS	105,000	1,500	-	-	-	-	-

Stephen A. Garner
CIO, Software and
Services -- TBS	105,000	1,500	-	-	-	-	-

Alexander Riess
President -- Resolutions	180,000	-	-	-	-	-	-

William R. Falcon
COO- Resolutions	120,000	-	-	-	-	-

Continued.
Fiscal 2004

K. Mason Conner
President, CEO	138,926	-	-	-	3,500,000

H. Jay Hill
E.V.P. Corporate
Development	93,423	62,800	-	13,200	500,000

James L. Kolassa
V.P. Sales and
Marketing	83,044	60,014	-	-	1,500,000

James L. Campbell
CIO, Printing
TBS	76,676	27,235	-	-	-

Stephen A. Garner
CIO, Software and
Services -- TBS	77,269	27,235	-	-	-

EMPLOYMENT AND OTHER AGREEMENTS

We have entered into employment agreements with K. Mason Conner, our Chief Executive Officer,  Jerry T. Kendall, our President and Chief Operating Officer, H. Jay Hill, our Executive Vice President - Corporate Development, Michael Richard, our Chief Financial Officer, and James L. Kolassa, our V.P. Sales and Marketing.  In addition, in connection with our acquisitions of TBS and Resolutions, we have entered into employment agreements with James L. Campbell, William R. Falcon, Stephen A. Garner, and Alexander Riess.  On June 16, 2004, a written consent was filed with the Company to approve the employment agreements with Messrs. Conner, Hill, and Richard and on April 28, 2005, each of these agreements was amended.  Following is a summary of the significant terms of each of the employment agreements:

K. Mason Conner.  Mr. Conner's employment agreement, dated as of June 10, 2004, provides for Mr. Conner to serve as our President and Chief Executive Officer for a term of four years from June 15, 2004.  The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Conner or the Company gives the other party at least ninety days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

Pursuant to the employment agreement, Mr. Conner received a base salary of $150,000 for the period from June 15, 2004 until April 16, 2005, at which time his base salary was increased to $180,000.  The Company will review Mr. Conner's salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning June 16, 2006 and each succeeding year shall not be less than 105% of the salary for the prior year.  Mr. Conner is entitled to an incentive bonus based upon the Company's net income.  For the 2004 fiscal year, Mr. Conner was paid a bonus equal to 10% of the Company's net income.  For the year 2005, the percentage bonus will be 7% of the net income paid in cash and 5% paid in Company shares.  The number of Company shares issuable to the Executive shall be based upon the average closing price of the Company's shares for the ten (10) trading days ending on March 31st of the following year.  Each year subsequent to 2005, the board will establish the percentages; during 2006 and 2007 the percentages shall not be less than 4% and 2% respectively.

Pursuant to the employment agreement, we have granted Mr. Conner options for 3,500,000 shares of our common stock (the "Option Shares").  The Option Shares will vest over a five year period and may be exercised during the seven year period after vesting.  If Mr. Conner voluntarily resigns or is terminated for cause, all unvested options will be forfeited and cancelled; provided, that Mr. Conner shall be fully vested in one-half of his then unvested Option Shares (A) in the event of his termination by the Company other than for cause, (B) upon the consummation of a Change in Control, or (C) upon Mr. Conner's death or disability.  The Company has agreed to use its best efforts to register, and maintain the effectiveness of a registration statement on Form S-8, for resale all of the Option Shares granted to Mr. Conner and, at any time that Form S-8 is not effective, to grant him piggyback registration with respect to any registration statement filed by the Company.

Mr. Conner also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to four weeks annual vacation.  He is also entitled to be reimbursed for business expenses incurred by him in promoting the Company's business.

If Mr. Conner's employment is terminated for reasons other than death, disability, cause, or voluntary termination by Mr. Conner, the Company will be obligated to make monthly payments to Mr. Conner for twelve (12) months.  Each monthly payment shall be equal to one-twelfth (1/12th) of twice Mr. Conner's annual base salary, as in effect on the date of termination.  In addition, any restricted stock, stock options or other awards granted to him will become immediately vested in full and, in the case of stock options, exercisable in full. Mr. Conner will also be permitted to continue to participate for a period of one year, at the Company's expense, in all benefit and insurance plans, coverage and programs in which he was participating as of the termination date.

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

Jerry T. Kendall.  On March 1, 2006, we entered into an executive employment agreement with Jerry T. Kendall, who is also a director of the Company.  The employment agreement provides for Mr. Kendall to serve as our President and Chief Operating Officer for a term of two years from March 1, 2006.  The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Kendall or the Company gives the other party at least ninety days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

Pursuant to his employment agreement, Mr. Kendall will receive a base salary of $200,000.  The Company will review Mr. Kendall's salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning March 1, 2007 and each succeeding year shall not be less than 105% of the salary for the prior year.  Mr. Kendall is entitled to an incentive bonus based upon the Company's EBITDA (EBITDA is defined as net income from operations as presented in the Company's most recent audited statement of operations less depreciation and amortization expense).  For the 2006 fiscal year, the percentage bonus, prorated for the months employed in 2006, will be 3% of the EBITDA paid in cash and 2% paid in Company shares. The number of Company shares issuable to Mr. Kendall shall be based upon the average closing price of the Company's shares for the ten (10) trading days ending on March 31st of the following year.  Each year subsequent to 2006, the board will establish the percentages no later than January 31.

Pursuant to his employment agreement, the Company has granted Mr. Kendall options for 4,000,000 shares of its common stock which will vest over a five year period and may be exercised during the seven year period after vesting.  If Mr. Kendall voluntarily resigns or is terminated for cause, all unvested options will be forfeited and cancelled; provided, that Mr. Kendall shall be fully vested in any of his then unvested option shares (A) in the event of his termination by the Company other than for cause, (B) upon the consummation of a Change in Control, or (C) upon Mr. Kendall's death or disability.  The Company has agreed to use its best efforts to register, and maintain the effectiveness of a registration statement on Form S-8, for resale all of the option shares granted to Mr. Kendall and, at any time that Form S-8 is not effective, to grant him piggyback registration with respect to any registration statement filed by the Company.

Mr. Kendall also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to four weeks annual vacation.  He is also entitled to be reimbursed for business expenses incurred by him in promoting the Company's business.

If Mr. Kendall's employment is terminated for reasons other than death, disability, cause, or voluntary termination by Mr. Kendall, the Company will be obligated to make monthly payments to Mr. Kendall for the remaining term of the agreement but not more than six (6) months if the termination occurs within the first twelve months from the effective date and not less than twelve (12) months if the termination occurs subsequent to the first twelve months from the effective date.  Each monthly payment shall be equal to one-twelfth (1/12th) of Mr. Kendall's annual base salary, as in effect on the date of termination.  In addition, any restricted stock, stock options or other awards granted to him will become immediately vested in full and, in the case of stock options, exercisable in full. Mr. Kendall will also be permitted to continue to participate for a period of one year, at the Company's expense, in all benefit and insurance plans, coverage and programs in which he was participating as of the termination date.

The Company may terminate the agreement if it determines that Mr. Kendall has been unable to attend to his duties for at least ninety (90) days because of a medically diagnosable physical or mental condition, and has received a written opinion from a physician acceptable to the Board that such condition prevents him from resuming full performance of his duties and is likely to continue for an indefinite period.  Upon such termination, the Company shall pay Mr. Kendall a monthly disability benefit equal to one-twelfth (1/12th) of his current annual base salary at the time he became permanently disabled until the earliest of (i) the month in which the he returns to active employment, either with the Company or otherwise, (ii) the end of the initial term of the agreement, or the current renewal term, as the case may be, or (iii) the twenty-fourth month after the date of the termination. Any such payments shall be reduced by any amounts paid to Mr. Kendall under any long-term disability plan or other disability program or insurance policies maintained or provided by the Company.

If Mr. Kendall is terminated for Cause, he shall be entitled to receive his base salary through the date of termination and any non-forfeitable benefits earned and payable to him under the terms of deferred compensation or incentive plans maintained by the Company.

In the event of a non-renewal of the employment agreement, Mr. Kendall will vest 25% of the unvested portion of the stock option granted in connection with the agreement and any stock options granted Mr. Kendall prior to the employment agreement, have a modified term of the covenant not to compete equal to the greater of twelve months or the number of months of severance pay granted, and will receive a series of monthly payments for a minimum of twelve months, each of which shall be equal to one-twelfth of Mr. Kendall's annual base salary as in effect at the end of the term.

In the event of a Change in Corporate Control, any restricted stock, stock options or other awards granted to Mr. Kendall shall become immediately vested in full and, in the case of stock options, exercisable in full.  Additionally, if at any time during the twelve (12) consecutive months following or six (6) months prior to the occurrence of a Change in Corporate Control, Mr. Kendall is involuntarily terminated (other than for Cause) by the Company, he shall be entitled to lump sum severance pay in an amount equal to the sum of 100% of his annual base salary in effect at the time of the Change in Corporate Control.

H. Jay Hill.  Mr. Hill's employment agreement, dated as of June 10, 2004, provides for Mr. Hill to serve as our Executive Vice President - Corporate Development for a term of four years from June 16, 2004.  The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Hill or the Company gives the other party at least ninety days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

The employment agreement provides for Mr. Hill to receive a base salary of $120,000 until April 16, 2005, at which time his base salary was increased to $150,000.  The Company will review Mr. Hill's salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning June 16, 2006 and each succeeding year shall not be less than 105% of the salary for the prior year.

Mr. Hill will be paid an incentive bonus based on the Company's profitability.  At the end of each fiscal year, commencing with 2005, Mr. Hill will earn a percentage of the net income under GAAP to be paid the month following the filing of the 10K report.  For the year 2005, the percentage bonus will be 5% of the net income paid in cash and 4% paid in Company shares.  The number of Company shares issuable to Mr. Hill shall be based upon the average closing price of the Company's shares for the ten (10) trading days ending on March 31st of the following year.  Each year subsequent to 2005, the board will establish the percentages; during 2006 and 2007 the percentages shall not be less than 3% and 2% respectively.

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

The employment agreement provides for Mr. Richard to receive a base salary of $95,000 until April 16, 2005, at which time has base salary shall increase to $100,000.  The Company will review Mr. Richard's salary at annual intervals, and may adjust his annual base salary from time to time as the Chief Executive Officer deems to be appropriate, provided, however, that the salary for the twelve month period beginning April 16, 2006 and each succeeding year shall not be less than 105% of the salary for the prior year.

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

If Mr. Richard's employment is terminated for reasons other than death, disability, or voluntary termination by Mr. Richard, the Company will be obligated to make monthly payments to Mr. Richard for each month during the remaining term of the employment agreement, but not less than six (6) months.  Each monthly payment shall be equal to one-twelfth (1/12th) of his annual base salary, as in effect on the date of termination.  In addition, any restricted stock, stock options or other awards granted to him will become immediately vested in full and, in the case of stock options, exercisable in full. Mr. Richard will also be permitted to continue to participate for a period of six (6) months, at the Company's expense, in all benefit and insurance plans, coverage and programs in which he was participating as of the termination date.

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

James L. Kolassa.  Mr. Kolassa's employment offer letter, dated April 23, 2004, as amended, provides for Mr. Kolassa to serve as President of TBS and to receive a base salary of $120,000 per year.  His employment is at-will.  Mr. Kolassa is entitled to an incentive bonus based upon achieving certain growth targets for TBS' net revenue and net income.

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

Alexander Riess.  Mr. Riess' employment agreement, dated as of April 1, 2005, provides for Mr. Riess to serve as the President of Resolutions for a term of three years from April 1, 2005.  The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Riess or Resolutions gives the other party at least thirty days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

Subject to certain adjustments, as described below, the employment agreement provides for Mr. Riess to receive a base salary of $180,000 per year.  For the period beginning on April 1, 2005 and ending June 30, 2005, Mr. Riess will be paid a base salary of $9,000 per month.  Thereafter, until the Initial Target Attainment Date, he will be paid his base salary at the rate of $12,000 per month (the "Adjusted Base Salary").  The "Initial Target Attainment Date" is the last day of the first calendar quarter in which, in the Company's reasonable judgment based upon Resolution's reported EBIT, all of the following circumstances exist: (i) Resolutions reports EBIT for the preceding quarter in an amount greater than the difference between the base salary and the Adjusted Base Salary; (ii) in the Company's reasonable judgment, it is more likely than not that Resolutions will continue to report EBIT of not less than such amount in the subsequent quarter; (iii) Resolutions was cash flow positive during, and at the end of, such quarter in an amount greater than the difference between the base salary and the Adjusted Base Salary; and (iv) in the Company's reasonable judgment, it is more likely than not that Resolutions will continue to be cash flow positive by at least such amount in the subsequent quarter.

Beginning with the first calendar quarter after the Initial Target Attainment Date, and for each calendar quarter thereafter, Mr. Riess' monthly base salary will be $15,000 per month provided that all conditions required for the Initial Target Attainment Date were also applicable to the preceding calendar quarter.  In the event that any of such conditions are not applicable to any calendar quarter subsequent to the Initial Target Attainment date, Resolutions may adjust Mr. Riess' monthly base salary to $12,000 per month for a period of ninety (90) days.  Mr. Riess will also entitled to participate in an incentive bonus program based upon achieving certain targets for Resolutions' net revenue and net income.

Mr. Riess also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to three weeks annual vacation.  He is also entitled to be reimbursed for business expenses incurred by him.

If Mr. Riess' employment is terminated for reasons other than death, disability, "good reason", or voluntary termination by Mr. Riess, the Company will be obligated to make monthly payments of $15,000 each to Mr. Riess for each month during the remaining term of the employment agreement.

William R. Falcon.  Mr. Falcon's employment agreement, dated as of April 1, 2005, provides for Mr. Falcon to serve as the Vice President of Resolutions for a term of three years from April 1, 2005.  The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Falcon or Resolutions gives the other party at least thirty days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

Subject to certain adjustments, as described below, the employment agreement provides for Mr. Falcon to receive a base salary of $132,000 per year.  For the period beginning on April 1, 2005 and ending June 30, 2005, Mr. Falcon will be paid a base salary of $7,000 per month.  Thereafter, until the Initial Target Attainment Date, he will be paid his base salary at the rate of $9,000 per month (the "Adjusted Base Salary").  The "Initial Target Attainment Date" is the last day of the first calendar quarter in which, in the Company's reasonable judgment based upon Resolution's reported EBIT, all of the following circumstances exist: (i) Resolutions reports EBIT for the preceding quarter in an amount greater than the difference between the base salary and the Adjusted Base Salary; (ii) in the Company's reasonable judgment, it is more likely than not that Resolutions will continue to report EBIT of not less than such amount in the subsequent quarter; (iii) Resolutions was cash flow positive during, and at the end of, such quarter in an amount greater than the difference between the base salary and the Adjusted Base Salary; and (iv) in the Company's reasonable judgment, it is more likely than not that Resolutions will continue to be cash flow positive by at least such amount in the subsequent quarter.

Beginning with the first calendar quarter after the Initial Target Attainment Date, and for each calendar quarter thereafter, Mr. Falcon's monthly base salary will be $11,000 per month provided that all conditions required for the Initial Target Attainment Date were also applicable to the preceding calendar quarter.  In the event that any of such conditions are not applicable to any calendar quarter subsequent to the Initial Target Attainment date, Resolutions may adjust Mr. Falcon's monthly base salary to $11,000 per month for a period of ninety (90) days.

Mr. Falcon also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to three weeks annual vacation.  He is also entitled to be reimbursed for business expenses incurred by him.

If Mr. Falcon's employment is terminated for reasons other than death, disability, "good reason", or voluntary termination by Mr. Falcon, the Company will be obligated to make monthly payments of $15,000 each to Mr. Falcon for each month during the remaining term of the employment agreement.  Mr. Falcon will also entitled to participate in an incentive bonus program based upon achieving certain targets for Resolutions' net revenue and net income.

The foregoing descriptions of the employment agreements are qualified in their entirety by reference to the actual terms of each agreement, copies of which have been filed with the Commission.

OPTION GRANTS IN FISCAL 2005

The following table provides information concerning grants of options to purchase the Company's common stock that we made to each of the executive officers and significant employees named in the summary executive compensation table during the fiscal year ended December 31, 2005.  We did not grant stock appreciation rights to these individuals during 2005.

----------------------------------------------------------------------------------------------------
	Number of	Percentage of Total	Exercise
	Securities Underlying	Options Granted to	Price Per	Expiration
Name	Options Granted	Employees in 2005	Share	Date
---------------------	------------------------	-----------------------	------------	-------------
K. Mason Conner	2,000,000	23%	$0.16	12/27/2012
K. Mason Conner	200,000	2%	$0.15	4/1/2015
H. Jay Hill	2,000,000	23%	$0.16	12/27/2012
H. Jay Hill	350,000	4%	$0.15	4/1/2015
James L. Kolassa	300,000	4%	$0.18	4/27/2009
James L. Campbell	--	--	--	--
Stephen A. Garner	--	--	--	--
Alexander Riess	--	--	--	--
William R. Falcon	--	--	--	--
---------------------------------------------------------------------------------------------------

FISCAL YEAR END OPTION VALUES AND EXERCISES

The following table provides information with respect to the year-end value of unexercised stock options for each of the executive officers and significant employees named in the summary executive compensation table. The dollar values of unexercised options are calculated by determining the difference between the fair market value at fiscal year end of the common stock underlying the options and the exercise price of the options. The fair value is $0.15 per share, the per share price of our common stock on the OTCBB on December 31, 2005.

------------------------------------------------------------------------------------------------------
	Number of Securities Underlying	Value of Unexercised
	Unexercised Options at FYE	In-the-Money Options at FYE
Name	Exercisable / Un-exercisable	Exercisable / Un-exercisable
---------------------	--------------------------------------	-------------------------------------
K. Mason Conner	8,085,332 / 0	$0 / $0
H. Jay Hill	1,370,162 / 0	$50,000 / $0
James L. Kolassa	360,000 / 1,440,000	$0 / $0
James L. Campbell	0 / 0	$0 / $0
Stephen A. Garner	0 / 0	$0 / $0
Alexander Riess	0 / 0	$0 / $0
William R. Falcon	0 / 0	$0 / $0
------------------------------------------------------------------------------------------------

STOCK OPTIONS

The Company has adopted an equity incentive plan (the "2002 Plan") that authorizes the issuance of options to acquire up to 60,000,000 shares of common stock, as amended, to employees and certain outside consultants.   The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.  The number of options under the 2002 Plan available for grant at December 31, 2005 was 35,725,532.

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

During 2005, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  4,250,000 shares at $0.16 per share, 3,906,000 shares at $0.18 per share, and 100,000 shares at $0.1875 per share.   All options were issued above or at the fair market value on the dates of grant and vest on various dates from the date of grant through October 2010.

During 2005, 1,165,000 options under the 2002 Plan were cancelled due to their expiration or the termination of employment.

During 1997, the Board of Directors of the Company adopted a stock option plan (the "1997 Plan") that authorizes the issuance of options to acquire up to 5,000,000 shares of common stock to employees and certain outside consultants.  The 1997 Plan allows for the issuance of either non-qualified or incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term.  Under the 1997 Plan, the exercise price of each option shall not be less than 85 percent of fair market value on the date the option is granted.  The number of options under the 1997 Plan available for grant at December 31, 2005 and 2004 was 2,089,798.

BOARD OF DIRECTOR COMPENSATION

Members of our board of directors receive no cash compensation for services as a director or for attendance at or participation in meetings. Directors receive options to purchase common stock as compensation for services as a director. In past years, directors have received options to purchase the Company's common stock in consideration for services as a director. There has been no determination made as to the number and exercise price of options, if any, that will be issued to either K. Mason Conner or H. Jay Hill for service during terms following the term that expired on October 5, 2001.   During 2004, our Board of Directors approved a compensation arrangement with J. Thomas Zender, a Director.  Pursuant to this arrangement, we have agreed to issue options to purchase 325,000 shares of our common stock at $0.15 per share to Mr. Zender in consideration for his past services as a Director and options to purchase 175,000 shares of our common stock at $0.15 per share in consideration for his services as a Director during 2005.  During 2005, our Board of Directors approved compensation arrangements with Jerry T. Kendall and Ricardo A. Salas in connection with their services as Directors.  Pursuant to these arrangements, we issued options to purchase 600,000 shares of our common stock at $0.18 per share to each of Messrs. Kendall and Salas, vesting at a rate of 200,000 shares per year.  Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending meetings. All directors have options to purchase shares of the Company's Common Stock as set forth in the table in Item 11 of this Annual Report on Form 10-KSB. The Company has no other arrangements regarding compensation for services as a director.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's Common Stock owned as of February 28, 2006 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company, the executive officers and significant employees of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2005 exceeded $100,000), and (iv) directors, executive officers, and significant employees as a group:

-------------------------------------------------------------------------------------
Name of Beneficial	Amount and Nature of	Percent
Owner (1)	Beneficial Ownership (2)	of Class (3) (4)
----------------------------------	----------------------	------------------
James Townsend (5)	11,097,857	8.8

C. Alan Williams (6)	64,883,068	50.3

K. Mason Conner (7)	8,132,832	6.3

J. Thomas Zender (8)	1,423,827	1.1

H. Jay Hill (9)	6,433,999	5.0

Jerry T. Kendall	--	--

Ricardo A. Salas	--	--

James L. Kolassa (10)	360,000	*

James L. Campbell (11)	5,260,000	4.1

Stephen A. Garner (12)	5,260,000	4.1

Alexander Riess (13)	1,200,000	*

William R. Falcon (14)	800,000	*

All directors, executive officers,
and significant employees as a
group (11 persons) (15)	30,517,431	23.7
----------------------------------------------------------------------------------

*  Less than 1%

(1)  The address of each individual is in care of the Company.

(2)  Represents sole voting and investment power unless otherwise indicated.

(3)  Based on approximately 99,167,526 shares of the Company's common stock outstanding at February 28, 2006,  plus, as to each person listed, that  portion of the Company's common stock subject to outstanding options, warrants, and convertible debt which may be exercised or converted by such person, and as to all directors and executive officers as a group, unissued shares of  the Company's common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options or  warrants, or conversion of convertible debt within  60 days of February 28, 2006.

(4)  Excludes 65,256,450 shares reserved for issuance under outstanding options and warrants.

(5)  Includes options to acquire 58,767 shares of common stock at $2.50 per share, and options to purchase 135,726 shares of common stock at $0.1875 per share.

(6)  Includes $159,411 of debt and accrued interest convertible to 1,138,650 shares of common stock at $0.14 per share and warrants to acquire 5,000,000 shares at $0.10 per share.

(7)  Includes options to acquire 600,000 shares of common stock at $0.25 per share, options to acquire 65,674 shares at $2.50 per share, options to acquire 1,719,658 shares at $0.1875 per share, options to acquire 3,500,000 shares at $0.15 per share, options to acquire 2,000,000 shares at $0.16 per share, and warrants to acquire 200,000 shares at $0.15 per share.

(8)  Includes options to acquire 290,000 shares of common stock at $0.20 per share, options to acquire 58,767 shares at $2.50 per share, options to acquire 735,060 shares at $0.1875 per share, and options to acquire 100,000 shares at $0.15 per share.

(9)  Includes options to acquire 200,000 shares of common stock at $0.20 per share, options to acquire 65,674 shares at $2.50 per share, options to acquire 686,325 shares at $0.1875 per share, options to acquire 1,500,000 shares at $0.18 per share, options to acquire 1,000,000 shares at $0.10 per share, options to acquire 500,000 shares at $0.15 per share, options to acquire 2,000,000 shares at $0.16 per share, and warrants to acquire 350,000 shares at $0.15 per share.

(10) Includes options to acquire 360,000 shares of common stock at $0.18 per share.

(11)  Includes debt convertible to 1,960,000 shares of common stock at $0.102 per share.

(12)  Includes debt convertible to 1,960,000 shares of common stock at $0.102 per share.

(13)  Includes warrants to acquire 1,200,000 shares of common stock at $0.15 per share.

(14)  Includes warrants to acquire 800,000 shares of common stock at $0.15 per share.

(15)  Includes 66,667 shares and options to purchase 150,000 shares of common stock at $2.50 per share, options to purchase 387,500 shares of common stock at $0.1875 per share, options to purchase 650,000 shares of common stock at $0.15 per share, and options to purchase 250,000 shares at $0.16 per share held by Michael A. Richard.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2005, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)
	----------------------	--------------------	----------------------
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))
-----------------------------	------------------	---------------------	----------------------
Equity compensation plans
approved by security holders	27,184,670	$0.22	37,815,330

Equity compensation plans not
approved by security holders	55,566,000	$0.13	--
	---------------------	--------------------	----------------------
Total	82,750,670	$0.17	37,815,330

For a complete description of the Company's equity compensation plans, please refer to Note 7 of our audited financial statements as of December 31, 2005, which are filed as Exhibit 99.1 hereto.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

TBS leases the building that houses substantially all of its operations from Perimeter Center Partners, which is controlled by James L. Campbell and Stephen A. Garner.  Messrs. Campbell and Garner are the former owners of TBS and are significant employees of the Company.  The lease commenced on February 1, 2004 and has a term of five years, with monthly payments of $6,200 per month.  The Company has executed a Guaranty with respect to the lease.

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 1,100,000 shares of its restricted common stock to each of James L. Campbell and Stephen A. Garner pursuant to the acquisition agreement.

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

In connection with the acquisition of Resolutions, the Company issued promissory notes in the amount of $120,000 and $80,000 to Alexander Riess and William Falcon, respectively.  The notes bear interest at 5% per annum and are due in ten monthly installments, payment of which is subject to certain conditions including availability of sufficient positive cash flow from the operations of Resolutions following the acquisition.  As of December 31, 2005, the Company had paid $160,000 in principal and $4,433 of interest due pursuant to the promissory notes.  As of February 28, 2006, all amounts due pursuant to the promissory notes had been paid by the Company.

Also in connection with the acquisition on Resolutions, Messrs. Riess and Falcon have loaned the Company $48,000 and $32,000, respectively, as of December 31, 2005.  As of February 28, 2006, the aggregate balance of these shareholder loans was $100,000.  Subject to the acquisition agreement, the Company will repay the principal amount of the loans together with accrued interest at a rate of 7.5 percent per annum over a ten-month period commencing March 1, 2006.

At December 31, 2005, the balance of these related party notes (incuding the $30,000 in notes payable assumed in the acquisition of Resolutions) was $150,000.

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

4.19	Form of Convertible Secured Promissory Note by and among C. Alan Williams, Joan P. Williams, and the Company.*
4.19	Convertible Secured Promissory Note dated February 16, 2004 by and among C. Alan Williams, Joan P. Williams, and the Company.*
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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference
21.1	Subsidiaries of the Registrant.*
23.1	Consent of Independent Registered Public Accounting Firm.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated April 14, 2006 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated April 14, 2006 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated April 14, 2006 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated April 14, 2006 by Michael A. Richard, Chief Financial Officer.**
99.1	VillageEDOCS Financial Statements For The Fiscal Years Ended December 31, 2005 and 2004 together with Report of Independent Registered Public Accounting Firm.*

*             Filed herewith.

**           Furnished herewith.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2005 and 2004 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, including procedures related to our acquisition of TBS and Resolutions (iii) services rendered in connection with tax compliance, tax advice, and tax planning, and (iv) all other fees for services rendered.  "All Other Fees" consisted of fees related to our proxy statements, registration statements, SEC comment letters, and press releases.

		2005	2004
		-------------------------	-----------------------------
(i)	Audit Fees	$ 115,500	$ 76,000
(ii)	Audit Related Fees	10,500	16,000
(iii)	Tax Fees	8,500	4,000
(iv)	All Other Fees	20,500	2,000
		------------------------	-----------------------------
	Total	$ 155,000	$ 98,000
		==============	=================

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

VillageEDOCS
(Registrant)

VillageEDOCS

By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer and
Principal Accounting Officer

Date: April 14, 2006

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons below on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ K. Mason Conner		April 14, 2006
---------------------------------------		-------------------------------------
K. Mason Conner	Director,
Chief Executive Officer

/s/ Michael A. Richard		April 14, 2006
---------------------------------------		-------------------------------------
Michael A. Richard	Chief Financial Officer,
Principal Accounting Officer

/s/ J. Thomas Zender		April 13, 2006
---------------------------------------		-------------------------------------
J. Thomas Zender	Director,
Chairman of the Board
/s/ Jerry T. Kendall		April 13, 2006
---------------------------------------		-------------------------------------
Jerry T. Kendall	Director, President, and
Chief Operating Officer
/s/ Ricardo A. Salas		April 13, 2006
---------------------------------------		-------------------------------------
Ricardo A. Salas	Director

/s/ H. Jay Hill		April 13, 2006
---------------------------------------		-------------------------------------
H. Jay Hill	Executive Vice President,
Director