Form 10QSB
period 2006-03-31
VILLAGEEDOCS INC
filed 2006-05-22
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

VillageEDOCS
---------------------------------------------------------------------------
(Exact name of small business issuer as specified in its charter)

California	33-0668917
---------------------------------------------------------------	-------------------------------------------------
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

14471 Chambers Road, Suite 105, Tustin, California 92780	(714) 734-1030
---------------------------------------------------------------	--------------------------------------------------
(Address of principal executive offices)	(Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO
	----		----

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES		NO	X
	----		----

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES		NO
	----		----

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 101,667,526 shares of the Registrant's common stock outstanding as of April 30, 2006.

Transitional Small Business Format (check one)	YES		NO	X
		----		----

VillageEDOCS

VillageEDOCS and subsidiaries
Consolidated Balance Sheet
(Unaudited)
March 31,
2006

ASSETS
Current assets:
Cash	$384,533
Accounts receivable, net of allowance for doubtful
accounts of $62,000	997,755
Inventories, net	181,845
Other current assets	54,447
Total current assets	1,618,580

Property and equipment, net	340,703
Other assets	28,575
Goodwill	5,166,132
Other intangible assets, net	1,088,848
$8,242,838

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$320,941
Accrued expenses	981,379
Deferred revenue	997,033
Notes payable to related parties	120,000
Current portion of convertible notes payable to related parties	200,000
Total current liabilities	2,619,353

Convertible notes and accrued interest payable to related parties,
net of unamortized debt discount of $23,240	137,794
Total liabilities	2,757,147

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized -- 48,000,000 shares
Issued and outstanding -- 11,000,000 shares	11,000
(liquidation preference of $550,000)
Common stock, no par value:
Authorized -- 400,000,000 shares
Issued and outstanding -- 101,667,526 shares	13,314,884
Additional paid-in capital	13,320,287
Accumulated deficit	(21,160,480)
Total stockholders' equity	5,485,691
$8,242,838

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
		2005
	2006	(Restated)
Net sales	$2,067,839	$1,411,982
Cost of sales	704,112	551,486
Gross profit	1,363,727	860,496
Operating expenses:
Product and technology
development	262,120	189,958
Sales and marketing	323,764	298,714
General and administrative	941,755	625,401
Depreciation and amortization	82,761	51,560
Total operating expenses	1,610,400	1,165,633
Loss from operations	(246,673)	(305,137)

Other income	592	-
Change in fair value of derivative liability	-	5,323
Interest expense, net of interest income	(23,308)	(391,121)
Loss before provision for
income taxes	(269,389)	(690,935)

Provision for income taxes	4,000	4,200
Net loss	$(273,389)	$(695,135)

Basic and diluted loss available to
common stockholders per common
share	$-	$(0.01)

Weighted average shares outstanding -
basic and diluted	99,813,513	59,363,429

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Cash Flows (Unaudited)
For the Three Months Ended March 31, 2006 and 2005
	2006	2005
		(Restated)
Cash Flows from Operating Activities:
Net loss	$(273,389)	$(695,135)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	82,761	51,560
Provision for doubtful accounts receivable	100	69,000
Estimated fair value of common stock issued for
services rendered	-	9,240
Estimated fair value of stock options issued for services	80,200	-
Amortization of beneficial conversion feature and
warrants issued with convertible notes	3,669	306,546
Change in fair value of derivative liability	-	(5,323)
Changes in operating assets and liabilities:
Accounts receivable	23,384	(43,328)
Inventories	8,180	1,595
Other current assets	8,907	617
Other assets	5,372	4,666
Accounts payable	12,252	(18,371)
Accrued expenses and accrued interest	(38,345)	121,160
Deferred revenue	(35,796)	97,062
Net cash used in operating activities	(122,705)	(100,711)
Cash Flows from Investing Activities:
Purchases of property and equipment	(15,412)	(4,678)
Additions to capitalized software development costs	(9,401)	-
Costs incurred for purchase of TBS	-	(5,000)
Net cash used in investing activities	(24,813)	(9,678)
Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	10,000	-
Payments on capital lease obligations	-	(2,363)
Principal payments on notes payable	-	(1,490)
Principal payments on convertible notes to related parties	(200,000)	-
Payments on notes payable to related parties	(40,000)	(200,000)
Net cash used in financing activities	(230,000)	(203,853)
Net change in cash	(377,518)	(314,242)

Cash, beginning of period	762,051	458,009
Cash, end of period	$384,533	$143,767
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$18,107	$9,345
Income taxes	$4,000	$2,400
continued.
		2005
	2006	(Restated)
Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock as acquisition cost	$-	$323,400
Issuance of common stock on conversion of preferred stock	$2,500	$-
Issuance of common stock on conversion of debt
and accrued interest	$-	$3,682,609

See accompanying notes to consolidated financial statements.

VillageEDOCS

Notes to Unaudited Consolidated Financial Statements - March 31, 2006 and 2005

1.          Management's Representation

The management of VillageEDOCS (the "Company") without audit has prepared the consolidated financial statements included herein.  The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information.  Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted.  In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the consolidated financial position as of March 31, 2006, and the results of operations for the three months ended March 31, 2006 and 2005.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2005, included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006.  The interim results are not necessarily indicative of the results for a full year.

2.          Background, Organization and Basis of Presentation

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company.  In connection with the reorganization, the Company formed MessageVision, Inc. ("MVI") on October 25, 2004.  Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions ("PFI" or "Resolutions").  Resolutions provides products for document management, document archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, and electronic forms.  Effective May 1, 2006, the Company acquired GoSolutions, Inc. ("GSI").  GSI provides enhanced voice and data communications services including speech-driven messaging, unified communications, and audio conferencing applications. The unaudited consolidated financial statements include the accounts of the Company and those of MVI, TBS and Resolutions, its wholly owned subsidiaries, since October 25, 2004, February 17, 2004, and April 1, 2005, respectively.   All significant inter-company transactions and balances have been eliminated in consolidation.

Restatement of Previously Issued Financial Statements

During the year ended December 31, 2005, the Company determined that the manner in which it accounted for the variable conversion rate and an embedded put option of certain of its convertible notes payable (see Note 6) was not in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities," (SFAS No. 133).  The Company determined that the variable conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the convertible note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the embedded derivative instruments as a liability and did not record the related changes in fair value.

During the year ended December 31, 2005, the Company also determined that certain transactions involving the issuance of its common stock and warrants to employees in connection with the acquisitions of TBS and Resolutions were not recorded in accordance with SFAS No. 141 "Business Combinations."

The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at March 31, 2005 and the statements of operations for the three months ended March 31, 2005.

Consolidated balance sheet at March 31, 2005:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Goodwill	$2,464,946	$(9,240) (76,000)	(1) (2)	$2,379,706

Derivative Liability	$-	$5,323 (1,030,402)	(3) (4)	$(1,025,079)

Convertible notes payable, net	$(1,943,157)	$(91,081) 189,617	(5) (6)	$(1,844,621)

Stockholders' Equity	$(1,298,558)	$536,390 245,031 59,364 9,240 76,000 (5,323) 91,081	(7) (8) (9) (1) (2) (3) (5)	$(286,775)

Consolidated statement of operations for the three months ended March 31, 2005:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Operating expenses	$1,156,393	$9,240	(1)	$1,165,633

Change in fair value of derivative liability	$-	$(5,323)	(3)	$(5,323)

Interest expense	$300,040	$91,081	(5)	$391,121

Net loss	$600,137	$94,998	(10)	$695,135

Loss per common share - basic and diluted	$(0.01)	$-		$(0.01)

1)     To record the reclassification of compensation paid to an employee in connection with the acquisition of TBS which was allocated to the purchase price to compensation expense.

2)     To record the reclassification of the fair value of common stock issued.

3)     To record the change in fair value of the liability during the three months ended March 31, 2005.

4)     To record the estimated fair value of the warrant liability at December 31, 2004.

5)     Record additional amortization of debt discount related to recording the fair value of the warrants, as prescribed under EITF 00-19.

6)     To record the additional debt discount based on the fair value of the warrants and embedded put option issued with certain convertible notes.

7)     To record the reclassification of the fair value of warrants issued with convertible notes from additional paid-in capital to derivative liability during prior periods.

8)     To record the change in fair value of the derivative liability through December 31, 2004.

9)     Record additional amortization of debt discount during the year ended December 31, 2004 related to recording the fair value of the warrants, as prescribed under EITF 00-19.

10)  To record the net effects of (1), (3) and (5) noted above.

3.          Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception.  The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns GSI, Resolutions, TBS and MVI.

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

The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability.  However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings.  Although cash flows from operations have recently improved to a level sufficient to support operating expenses, should such cash flows decrease for any reason, management plans to obtain debt and equity financing from new and existing stockholders.    There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

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

4.           Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's four reportable segments are managed separately based on fundamental differences in their operations. During the three months ended March 31, 2006, the Company operated in the following four reportable segments (see Note 10):

(a)  Electronic document delivery services,
(b)  Government accounting products and services,
(c)  Electronic forms, and
(d)  Corporate.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At March 31, 2006, the Company has recorded an allowance for doubtful accounts of $62,000.  No single customer accounted for more than 10% of accounts receivable at March 31, 2006.  No single customer accounted for more than 10% of total sales for the three months ended March 31, 2006 and 2005.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, inventories, recoverability of long-lived assets, valuation of stock options, warrants, derivative liabilities, and deferred tax assets.   Actual results could differ from those estimates.

Property and Equipment

Property and equipment are stated at cost and are depreciated using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years.  Equipment under capital lease obligations is depreciated over the shorter of the estimated useful life or the term of the lease.  Major betterments and renewals are capitalized, while routine repairs and maintenance are charged to expense when incurred.

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

The Company has adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as well as SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue generated by TBS and Resolutions, allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, 15,800,000 and 21,500,000 as of March 31, 2006 and 2005, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Software Development Costs

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets." The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed.  In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value.  Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred.  Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

There were no changes in the carrying amount of goodwill for the three months ended March 31, 2006.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5).  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At March 31, 2006, management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation

At March 31, 2006, the Company had two stock-based compensation plans. Prior to January 1, 2006, the Company accounted for these plans under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations, as permitted by SFAS No. 123, Accounting for Stock Based Compensation. No stock-based employee compensation cost was recognized in the statement of operations for the three months ended March 31, 2005, as all options granted under these plans had an exercise price equal to or greater than the market value of the underlying common stock on the date of grant.

Effective January 1, 2006, on the first day of the Company's fiscal year 2006, the Company adopted the fair value recognition provisions of SFAS No. 123(R), Share Based Payments, using the modified-prospective transition method. Under this transition method, compensation cost recognized in the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted and not yet vested prior to January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and (b) compensation cost for all share-based payments granted subsequent to December 31, 2005 based on the grant-date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated. Since stock-based compensation expense recognized in the statement of operations for the three months ended March 31, 2006 is based on awards ultimately expected to vest, the compensation expense has been reduced for estimated forfeitures. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. We estimated forfeitures to be 21% of the options issued based on historical forfeiture experience.

The Company calculates stock-based compensation by estimating the fair value of each option using the Black-Scholes option pricing model. The Company's determination of fair value of share-based payment awards are made as of their respective dates of grant using that option pricing model and is affected by the Company's stock price as well as assumptions regarding a number of subjective variables. These variables include, but are not limited to the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behavior. The Black-Scholes option pricing model was developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS No. 123(R) using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction. The calculated compensation cost is recognized on a straight-line basis over the vesting period of the option.

The Company has issued stock options to employees and directors whose only condition for vesting are continued employment or service during the related vesting period.  Option awards are generally granted with an exercise price equal to the market price of the Company's stock at the date of grant. Option awards generally have a vesting schedule of three or five years and are exercisable over a 5 to 10 year service period.

Prior to the adoption of SFAS No. 123(R), the Company presented all tax benefits of deductions resulting from the exercise of stock options as operating cash flows in the statement of cash flows.  Statement 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options (excess tax benefit) to be classified as financing cash flows.  As there were no stock option exercised during the three month period ended March 31, 2006, there was no excess tax benefit to the Company.

For the three months ended March 31, 2006, the Company recognized compensation cost of $80,200 as a result of the adoption of SFAS No. 123(R).  This cost has been recorded as salaries expense and is included in general and administrative expenses in the accompanying statement of operations.  As a result of adopting SFAS No. 123(R) on January 1, 2006, the Company's net loss for the three months ended March 31, 2006 was $273,389.  The Company's net loss for the three months ended March 31, 2006 was $80,200 higher that it would have been if it had continued to account for share-based compensation under APB Opinion No. 25.  The Company's net loss per common share, basic and diluted, for the three months ended March 31, 2006 was $0.  The Company's net loss per common share, basic and diluted, for the three months ended March 31, 2006 would have been $0 if it had continued to account for share-based compensation under APB Opinion No. 25.

The following table illustrates the effect on net income and net income per share for the three months ended March 31, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

Three Months
Ended
March 31, 2005
(Restated)

Net loss - as reported	$(695,135)
Add: Share-based employee compensation
expense included in net loss, net
of related tax effects - as reported	--
Deduct: Share-based employee compensation
expense determined under fair value method,
net of related tax effects - pro forma	(135,000)
Net loss - pro forma	(820,135)

Basic and diluted loss available to common
stockholders per common share - as reported	$(0.01)

Basic and diluted loss available to common
stockholders per common share - pro forma	$(0.01)

Share Option Plans

The Company has in effect two share-based plans under which non-qualified and incentive stock options have been granted to employees, non-employees and board members. The Board of Directors determines eligibility, vesting schedules and exercise prices for options granted under the plans. We issue new shares to satisfy stock option exercises and stock purchases under our share-based plans.

The number of options under the 2002 Plan available for grant at March 31, 2006 was 31,695,532.  The number of options under the 1997 Plan available for grant at March 31, 2006 was 2,134,798.

The fair value of each share-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term of options granted subsequent to the adoption of SFAS 123R is derived using the simplified method as defined in the SEC's Staff Accounting Bulletin 107, Implementation of FASB 123R and is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	Three Months Ended
	March 31,
	2006	2005

Expected term (in years)	5.00	5.29
Expected volatility	253%	209%
Risk-free interest rate	3.55%	3.80%

A summary of option activity under the stock option plans and changes during the three months ended March 31, 2006 are presented below:

	March 31, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Outstanding at December 31, 2005	27,184,670	$0.22
Granted	4,090,000	$0.15
Cancelled/forfeited	(105,000)	$0.21
Exercised	-
Outstanding at March 31, 2006	31,169,670	$0.21	5.25	$52,500
Options exercisable at March 31, 2006	22,415,528	$0.26	4.73	$52,500
Vested and expected to vest at March 31, 2006	29,321,030	$0.25	5.67	$-

The weighted average grant date fair value of options granted during the three months ended March 31, 2006 and 2005, was $0.15 and $0.18, respectively.

As of March 31, 2006, total unrecognized forfeiture adjusted compensation costs related to nonvested stock options was $983,981, which is expected to be recognized as an expense over a weighted average period of approximately 4.16 years.

Beneficial Conversion Feature

The convertible features of convertible notes provides for a rate of conversion that is below market value (see Note 6). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments.

Advertising

The Company expenses all advertising costs as incurred.  Advertising costs were $22,087 and $16,450 for the three months ended March 31, 2006 and 2005, respectively.

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of MVI's internet-enabled fax services and web site, TBS's government accounting software, and Resolution's electronic form software.  Product and technology development costs are expensed as incurred.

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of March 31, 2006, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the three months ended March 31, 2006 and 2005 were insignificant.

Derivative Instruments

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

During the three months ended March 31, 2005, the Company recognized other income of  $5,323 related to recording the derivative liabilities at fair value. At March 31, 2006, there are no derivative liabilities since the related variable debt instruments were settled in full in fiscal 2005. At the settlement date, the remaining derivative liabilities with a value of $7,302,899 were reclassified to additional paid-in capital.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three months ended March 31, 2005: dividend yield of 0%; average annual volatility of 209% ; and average risk free interest rates of 3.8%.

Other Expense

Based on certain asserted claims of potential patent infringements from Catch Curve, Inc., a Delaware corporation ("Catch Curve"), the Company recorded an estimated expense of $325,000 at December 31, 2005 related to potential settlement costs of the claims.    On May 12, 2006, the Company entered into a Patent License Agreement (the "License Agreement") with Catch Curve.  Pursuant to the License Agreement, Catch Curve granted the Company a worldwide, non-exclusive, non-divisible, fully paid-up license to use certain patented technology in connection with any facsimile products or services made or sold by the Company or its subsidiaries.  The Company is obligated to make aggregate license payments of $600,000 over a period of up to thirty-two months beginning on May 12, 2006, at which time no further payments are required under the License Agreement.   The license payment amounts due in each of the years ended December 31, 2006, 2007, and 2008 are $240,000, $180,000, and $180,000, respectively. The License Agreement stipulates that $350,000 of the total license fee is attributable to sales of products and services prior to the date of the License Agreement.  The remainder of $250,000 is attributable to sales of products and services subsequent to the date of the License Agreement. Accordingly, on May 12, 2006, the Company recorded an additional $25,000 of other expense and recorded an intangible asset in the amount of $250,000.  The intangible asset will be amortized over 58 months, the current remaining life of the patents covered by the License Agreement.

5.            Acquisitions and Intangible Assets

TBS

On February 17, 2004, the Company purchased 100% of the issued and outstanding capital stock of TBS from Stephen A. Garner and James L. Campbell.

Resolutions

Effective April 1, 2005, VillageEDOCS purchased 100% of the issued and outstanding capital stock of Resolutions from its two shareholders, Alexander Riess and William Falcon.  The acquisition closed on April 15, 2005.

The unaudited pro forma combined historical results, as if Resolutions had been acquired January 1, 2005 are estimated as follows:

Three Months Ended
March 31, 2005
Net sales	$1,847,369
Net loss	$1,352,297
Weighted average common
shares outstanding:
Basic and diluted	59,363,429
Loss per share:
Basic and diluted	$(0.02)

The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

Acquisition of GoSolutions, Inc.

On February 17, 2006, the Company and VEDO Merger Sub, Inc., a wholly owned subsidiary of the Company ("Merger Sub"), entered into a Merger Agreement (the "Merger Agreement") with GoSolutions, Inc. ("GSI") and certain GSI stockholders.  Pursuant to the Merger Agreement, upon the closing, GSI and Merger Sub merged with GSI continuing as the surviving entity, and the GSI stockholders were entitled to receive merger consideration of an aggregate of 60,000,000 shares of the Company's common stock, subject to certain holdbacks and adjustments.

On April 7, 2006, the Company and the Merger Sub entered into an Amended Agreement and Plan of Reorganization (the "Amended Merger Agreement") with GoSolutions.  The purpose of the amendment was to extend to April 30, 2006 the date upon which all closing conditions must be satisfied or waived.

On May 2, 2006 notice was received from the Florida Department of State that the Articles and Plan of Merger in connection with the Merger of VEDO Merger Sub, Inc., a wholly owned subsidiary of VillageEDOCS, with GSI, pursuant to which GSI continues as the surviving entity and a wholly-owned subsidiary of VillageEDOCS (the "Merger"), were accepted and effective as of May 1, 2006.

After taking into account a settlement agreement with a former GSI stockholder who had dissented to the Merger (the "Zant Settlement Agreement") and remaining GSI dissenting shareholders, VillageEDOCS will issue approximately 42,613,811 shares of its common stock as Merger consideration.  Approximately 15,820,754 common shares of VillageEDOCS otherwise issuable in the Merger were simultaneously redeemed as part of the Zant Settlement Agreement.  GSI shareholders, who would otherwise be entitled to approximately 1,565,435 shares of VillageEDOCS common shares in connection with the Merger, have exercised dissenters' rights, and accordingly these shares have not been issued as part of the Merger.  Such dissenting shareholders represent approximately 2.6% of the total Merger consideration otherwise issuable to the GSI shareholders.  VillageEDOCS and GSI are in the preliminary stages of evaluating the merits of the dissenting shareholders position, and intend to comply with all legal requirements under Florida law in connection with dissenting shareholders.  VillageEDOCS believes that the terms and conditions of the Merger with GSI were fair and reasonable.  Furthermore, given that the total number of dissenting shares was relatively immaterial (approximately 2.6%), VillageEDOCS does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial position.

Other Intangible Assets

Other intangible assets consist of the following as of March 31, 2006:

	Estimated Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
TBS:
Customer list	Ten	$500,000	$(106,250)	$393,750
Trade name	Five	50,000	(21,250)	28,750
		550,000	(127,500)	422,500
Resolutions:
Customer relationships	Ten	570,000	(57,000)	513,000
Software development	Five	112,382	(16,434)	95,948
Trade name	Five	50,000	(10,000)	40,000
Covenant not to compete	Three	26,100	(8,700)	17,400
		758,482	(92,134)	666,348

Total other intangible assets		$1,308,482	$(219,634)	$1,088,848

Amortization of other intangible assets was $37,838 and $22,319 during the three months ended March 31, 2006 and 2005, respectively.  During the three months ended March 31, 2006, the Company capitalized $9,401 of other intangible assets, all of which related to software development costs.

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

C. Alan and Joan P. Williams

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum.  During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of the Company's common stock.   The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of a controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share.  As an incentive for Mr. and Mrs. Williams to provide the loan, the Company issued them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.  In connection with the issuance of the note, the Company recorded a debt discount of $730,000, consisting of an embedded put option of $280,000 and the fair value of the warrant of $450,000, which were recorded as derivative liabilities upon note issuance and subsequently reclassified to additional paid-in capital (see Note 4).  The Company is amortizing the discount using the effective interest method through October 31, 2007.

At March 31, 2006, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $96,034 in unpaid interest.

James L. Campbell and Stephen A. Garner

In connection with the acquisition of TBS, the Company issued a $300,000 convertible promissory note to Stephen A. Garner and a $300,000 convertible promissory note to James L. Campbell (the "TBS Notes").  Each of the TBS Notes bears interest at 5 percent per annum and is due and payable in three equal annual installments of $100,000, with the first installment paid in February 2005, the second installment paid in March 2006 and one additional installment due on February 17, 2007.  The TBS Notes are secured by a Stock Pledge Agreement and a Security Agreement.  In addition, Messrs. Garner and Campbell have the right to convert the balance of unpaid principal and interest of the TBS Notes into shares of the Company's common stock at the rate of 9.8 shares of common stock for each $1.00 of principal and interest to be converted.

Convertible notes payable and accrued interest payable to related parties consists of the following at March 31, 2006:

Convertible note payable and accrued interest to Williams (net of debt discount of $23,240)	$137,794
Convertible notes payable to former TBS shareholders	200,000
337,794
Less: current portion	(200,000)
$137,794

Alexander Riess and William Falcon

In connection with the acquisition of Resolutions, the Company issued promissory notes in the amount of $120,000 and $80,000 to Alexander Riess and William Falcon, respectively.  The notes bore interest at 5% per annum and were paid in full in February 2006.

Also in connection with the acquisition on Resolutions, Messrs. Riess and Falcon have loaned the Company $60,000 and $40,000, respectively, as of February 28, 2006.  As of March 31, 2006, the aggregate balance of these shareholder loans was $90,000.  Subject to the acquisition agreement, the Company will repay the principal amount of the loans together with accrued interest at a rate of 7.5 percent per annum over a ten-month period that began on March 1, 2006.

At March 31, 2006, the balance of these related party notes (including the $30,000 in notes payable assumed in the acquisition of Resolutions) was $120,000.

Interest Expense

Interest expense recognized on all the notes payable and convertible notes payable to related parties was $23,362 and $299,300 during the three months ended March 31, 2006 and 2005, respectively.

7.         Stockholders' Equity

a.        Preferred Stock

On May 20, 2005, stockholders holding shares representing 74% of the votes entitled to be cast at a meeting of the Company's stockholders consented in writing to a proposal to amend the Company's articles of incorporation to create and establish a series of preferred stock of the Company in connection with a private placement of the Company's $800,000 convertible promissory note. The amendment authorized 48,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 ("Series A Preferred Stock").  Each share of Series A Preferred Stock shall be convertible into one share of Common Stock.  Series A Preferred Stock will be immediately convertible into common stock, however, the Company is prohibited from effecting any conversion of the Series A Preferred Stock, and the holder shall not have the right to convert any portion of the Series A Preferred Stock, to the extent that after giving effect to such conversion, the holder (together with the holder's affiliates) would beneficially own in excess of 4.99% of the number of shares of common stock outstanding immediately after giving effect to the conversion.  The foregoing restriction may be waived (a) upon sixty-one days prior notice from the holder to the Company and (b) shall not apply in the event of a sale of substantially all of the assets or securities of the Company, a merger involving the corporation or an underwritten public offering of the Company's common stock.  No dividends shall be payable with respect to the Series A Preferred Stock.  The Series A Preferred Stock shall have no voting rights, except with respect to changes in the powers, preferences or rights of the Preferred Stock.   The liquidation preference of the Series A Preferred Stock is equal to $0.05 per share (the "Liquidation Value").  Upon liquidation of the Company, holders of Series A Preferred Shares will be paid the Liquidation Value prior to distribution of any amounts to holders of our common stock.

On March 8, 2006, the Company accepted a notice from Barron Partners LP of its intent to convert 2,500,000 shares of the Company's Series A Preferred Stock into 2,500,000 shares of the Company's common stock.

b.       Common Stock

On January 9, 2006, the Company filed a Certificate of Amendment of Articles of Incorporation with the Secretary of State of the State of California in order to increase the authorized number of shares of common stock of the Company from 250,000,000 to 400,000,000. The shareholders holding shares representing 70% of the votes entitled to be cast at a meeting of the Company's stockholders consented in writing to the proposed actions.  The Company's Board of Directors approved these actions on December 6, 2005 and recommended that the Articles of Incorporation and the Incentive Plan be amended to reflect the above action.  The Secretary of State accepted the Certificate of Amendment on January 19, 2006 with an effective date of January 9, 2006.

c.        Stock Options

During the three months ended March 31, 2006, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  4,000,000 shares at $0.15 per share and 90,000 shares at $0.18 per share.

d.       Warrants

There was no warrant activity during the three months ended March 31, 2006.

8.           Loss per Share

              Basic and diluted loss per common share is computed as follows:

	Three Months Ended
	March 31,	March 31,
	2006	2005
		(Restated)
	===========	===========
Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$(273,389)	$(695,135)
	===========	===========

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	99,813,513	59,363,429
	===========	===========
Net loss per common share available to common stockholders	$--	$(0.01)
	===========	===========

9.         Commitments and Contingencies

Leases

The Company leases certain property and equipment under operating lease agreements (including a related party lease - see Note 11) which expire on various dates through 2009 and provide for monthly lease payments ranging from $28 to $7,505.

Litigation

The Company is, from time to time, involved in various legal and other proceedings that arise in the ordinary course of operating its business. In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California and the State of Georgia.  These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities.  In connection with the Company's acquisition of TBS, the parties have agreed to indemnify each other from claims relating to the acquisition agreement to a maximum of $1,500,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement.  In connection with the Company's acquisition of Resolutions, the parties have agreed to indemnify each other from claims relating to the acquisition agreement.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

10.       Segment Reporting

The Company's operations are classified into four principal reportable segments that provide different products or services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.  During the three months ended March 31, 2006, the Company operated in the following four reportable segments:

(a)  Electronic document delivery services,
(b)  Government accounting products and services,
(c)  Electronic forms, and
(d)  Corporate.

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

	Three Months Ended /	Three Months Ended
	As of	March 31, 2005
	March 31, 2006	(Restated)

Net revenue from external customers:

Electronic document delivery services	$738,632	$773,620
Government accounting products and services	887,771	638,362
Electronic forms	441,436	-
Corporate	-	-
Total net revenue from external customers	$2,067,839	$1,411,982

Operating income (loss):

Electronic document delivery services	$182,377	$90,691
Government accounting products and services	17,221	(207,545)
Electronic forms	(21,802)	-
Corporate	(424,469)	(188,283)
Total operating loss	$(246,673)	$(305,137)

Depreciation and amortization:

Electronic document delivery services	$8,498	$29,374
Government accounting products and services	37,345	22,186
Electronic forms	36,918	-
Corporate	-	-
Total depreciation and amortization	$82,761	$51,560

Interest expense, net of interest income:

Electronic document delivery services	$1,616	$7,885
Government accounting products and services	-	933
Electronic forms	347	-
Corporate	21,345	382,303
Total interest expense, net	$23,308	$391,121

Net income (loss):

Electronic document delivery services	$181,353	$82,806
Government accounting products and services	17,221	(208,478)
Electronic forms	(22,149)	-
Corporate	(449,814)	(569,463)
Total net loss	$(273,389)	$(695,135)

Identifiable assets:

Electronic document delivery services	$656,126
Government accounting products and services	3,418,588
Electronic forms	4,108,119
Corporate	60,005
Total identifiable assets	$8,242,838

Capital expenditures:

Electronic document delivery services	$15,412	$3,438
Government accounting products and services	-	1,240
Electronic forms	9,401	-
Corporate	-	-
Total capital expenditures	$24,813	$4,678

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

12.           Subsequent Events

On May 1, 2006 and in connection with the acquisition of TBS, the Company issued, 1,100,000 shares of its restricted common stock to each of James L. Campbell and Stephen A. Garner, who are related parties, pursuant to the acquisition agreement.  The additional 2,200,000 shares of the Company's stock earned by Messrs. Campbell and Garner were valued at $0.11 per share, the closing bid price of the Company's common stock on May 1, 2006, and will be recorded as additional purchase price.

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

IMPORTANT NOTIFICATIONS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to put undue reliance on any forward-looking statements.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.  For important additional and specific information regarding these statements, we strongly urge you to refer to the caption below entitled "CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS" and the caption entitled "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" which can be found in Item 6. Management's Discussion and Analysis or Plan of Operations of the Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission on April 14, 2006.

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

INTRODUCTION

The following Management's Discussion and Analysis or Plan of Operations ("MD&A") is intended to help the reader understand VillageEDOCS.  MD&A is presented in the following six sections:

          Business Overview
          Critical Accounting Policies
          Results of Operations
          Liquidity and Capital Resources
          Cautionary Information About Forward-Looking Statements, and
          Recent Accounting Pronouncements

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated balance sheet as of March 31, 2006, and the unaudited consolidated statements of operations for the three months ended March 31, 2006 and 2005 (restated), the unaudited consolidated statements of cash flows for the three months ended March 31, 2006 and 2005 (restated), and the related notes thereto as well as the audited consolidated financial statements of the Company for the years ended December 31, 2005 and 2004 (restated), included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006.

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

On March 28, 2006, the Company's Board of Directors determined that the Company will be required to restate and reissue its annual report for the year ended December 31, 2004, as well as the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.  The unaudited consolidated financial statements included in this quarterly report reflect all adjustments we have made to our audited and unaudited consolidated financial statements for the aforementioned periods as a result of the restatements.  Specifically, we strongly encourage you refer to Note 13, Restatement of Previously Issued Financial Statements, in the audited consolidated financial statements accompanying our Annual Report for the year ended December 31, 2005, and in Note 2 in the accompanying unaudited consolidated financial statements.  We have used the restated amounts in the comparative discussions for the three months ended March 31, 2006 and 2005 that follow.

Effective April 1, 2005, we acquired Resolutions.  This acquisition has caused our results of operations during the three months ended March 31, 2006 to vary significantly from those reported for the 2005 quarter due to the consolidation of Resolutions during the three months ended March 31, 2006.

Effective May 1, 2006, the Company acquired GoSolutions, Inc. ("GSI").  Accordingly, we expect our results of operations for the second, third, and fourth quarters of 2006 to vary significantly from those reported in the respective 2005 periods.  Please refer to the discussion below under the caption entitled Liquidity and Capital Resources.

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

In 2006, we have made progress toward achieving our strategic objectives by:

  acquiring GSI, a company with strategic products and services;
  increasing first quarter 2006 consolidated net revenue by 46% due to a 39% increase in our TBS subsidiary and due to the consolidation of the net revenue of Resolutions during the first quarter of 2006; and
  reducing net loss for the quarter ended March 31, 2006 by 62% compared to the 2005 quarter.

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

During the remainder 2006, we will actively seek additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders.  If the planned financings are obtained, we believe the Company will generate adequate cash to sustain operations at current levels until it begins to operate profitably on a consistent, month-over-month basis. We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to maintain profitable operations.

Critical Accounting Policies

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our consolidated balance sheet.  We believe that there are several accounting policies that are critical to an understanding of our historical and future performance as these policies affect the reported amounts of revenues, expenses, and significant estimates and judgments applied by management.  While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include revenue recognition, stock-based compensation, valuation of derivative financial instruments, and goodwill and long-lived assets.  In addition, please refer to Note 4 to the accompanying consolidated financial statements for further discussion of our significant accounting policies.

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

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three months ended March 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. We estimated forfeitures to be 21%.

Stock-based compensation expense recognized under SFAS 123(R) for the three months ended March 31, 2006 was $80,200, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options. See Note 4 to the unaudited consolidated financial statements for additional information.

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

Goodwill and Other Intangible Assets.  In accordance with SFAS No. 141, "Business Combinations," we record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Because of the expertise required to value intangible assets, we typically engage independent valuation specialists to assist us in determining those values. Valuation of intangible assets entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected. The Company has adopted SFAS No. 142 "Goodwill and Other Intangible Assets."  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005 (restated)
Net Revenue from External Customers

Net revenue from external customers for the three months ended March 31, 2006 was $2,067,839, a 46% increase over net revenue for the prior year quarter of $1,411,982.

For the three months ended March 31, 2006, TBS generated 43% of the Company's net revenue, MVI generated 36% of the Company's net revenue, and Resolutions generated 21% of the Company's net revenue.  During the three months ended March 31, 2005, TBS and MVI generated 45% and 55% of the Company's net revenue, respectively.  Resolutions was acquired effective April 1, 2005 and, accordingly, did not contribute to the Company's net revenue for the first quarter of 2005.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months	Three Months
	Ended	Ended	Variance
	March 31, 2006	March 31, 2005	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$738,632	$773,620	$(34,988)	(5%)
Government accounting products and services	887,771	638,362	249,409	39%
Electronic forms	441,436	-	441,436	100%
Corporate	-	-	-	-
Total net revenue from external customers	$2,067,839	$1,411,982	$655,857	46%

The increase of $655,857 in the 2006 quarter resulted from an increase of $249,409 (39%) in revenue from TBS that resulted from new printing opportunities as well as the addition of $441,436 in sales from Resolutions, as offset by a $34,988 (5%) decrease in revenue from MVI that resulted from a decrease in sales staff and related expenses.

Cost of Sales

Cost of sales for the three months ended March 31, 2006 was $704,112 as compared to the $551,486 reported for the three months ended March 31, 2005.  The overall increase in the 2006 quarter of $152,626 resulted from a decrease of $31,794 from MVI, an increase of $53,999 from TBS, and the addition of $130,421 from Resolutions.  Total cost of sales during the 2006 quarter represented 34% of net sales.  Cost of sales for MVI during the 2006 quarter represented 30% of net sales as compared with 33% of net sales in the 2005 quarter.  Cost of sales for TBS during the 2006 quarter represented 39% of net sales as compared with 46% of net sales in the 2005 quarter.  The increased costs reflect a change in revenue mix where sales of lower margin, third-party services were more prominent during the 2006 quarter.  Cost of sales for Resolutions during the 2006 quarter represented 15% of net sales, which is consistent with prior quarters.

Gross Profit

Gross profit for the three months ended March 31, 2006 increased 59% to $1,363,727 as compared to $860,496 for the prior year quarter.  The increase in the 2006 quarter of $503,231 resulted from a decrease of $3,194 from MVI, an increase of $195,410 from TBS, and the addition of $311,015 from Resolutions.  Gross profit margin for the 2006 quarter was 66% as compared to 61% for the 2005 quarter.

Operating Expenses

Operating expenses for the three months ended March 31, 2006 increased by 38% to $1,610,400 from the $1,165,633 reported in the three months ended March 31, 2005.  Of the total increase of $444,767, $155,986 is attributable to an increase in operating expenses of corporate.  This increase was offset by decreases of $14,680 and $29,356 from MVI and TBS, respectively.  In addition, Resolutions incurred $332,817 of operating expenses during the 2006 quarter.

During the three months ended March 31, 2006, corporate incurred $424,469 in operating expenses, an increase of $236,186 from the $188,283 reported in the 2005 quarter as a result of increased compensation and legal and accounting expenses, including $80,200 in compensation expense as a result of the adoption of SFAS No. 123(R).

During the three months ended March 31, 2006, MVI incurred $332,698 in operating expenses, a decrease of 22% from the $427,578 reported in the 2005 quarter.  Product and technology development increased $1,132 to $95,388 from the $94,256 reported in the prior year quarter as a result of compensation expenses.  Sales and marketing decreased by $63,821 to $123,785 from the $187,606 reported in the prior year quarter as a result of staff reductions.  General and administrative decreased by $11,315 to $105,027 from the $116,342 reported in the prior year quarter due to decreased compensation costs.  Depreciation and amortization expense decreased $20,876 as a result of an increase in fully depreciated computer equipment.

During the three months ended March 31, 2006, TBS incurred $520,416 in operating expenses, a decrease of 5% as compared to the $549,772 reported in the 2005 quarter.  Product and technology development increased $30,493 to $126,195 as compared to $95,702 reported in the 2005 quarter due to consulting expenses.  Sales and marketing decreased $2,305 to $108,803 from the $111,108 reported in the 2005 quarter.  General and administrative decreased $72,703 to $248,073 from the $320,776 reported in the 2005 quarter due to staff restructuring.  Depreciation and amortization expenses increased to $37,345 from the $22,186 reported in the 2005 quarter due to amortization of intangible assets.

During the three months ended March 31, 2006, Resolutions incurred $332,817 in operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $91,176, $40,537, $164,186, and $36,918, respectively.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating loss for the three months ended March 31, 2006 of $246,673, compared to an operating loss of $305,137 for the three months ended March 31, 2005.

The following is a comparison of the components of consolidated income (loss) from operations:

	Three Months	Three Months
	Ended	Ended	Variance
	March 31, 2006	March 31, 2005	Amount	Percent

Operating income (loss):

Electronic document delivery services	$182,377	$91,686	$90,691	99%
Government accounting products and services	17,221	(207,545)	224,766	(108%)
Electronic forms	(21,802)	-	(21,802)	(100%)
Corporate	(424,469)	(188,283)	(236,186)	(125%)
Total operating loss	$(246,673)	$(304,142)	$57,467	(19%)

Change in Fair Value of Derivative Liability

During the three months ended March 31, 2005, we recognized other income of $5,323 related to recording the derivative liability at fair value.  At March 31, 2006, there are no derivative liabilities since the variable debt instruments were settled in full in fiscal 2005.

Interest Expense

Interest expense for the quarter ended March 31, 2006 decreased by 94% to $23,308 from the $391,121 reported in the 2005 quarter.  Interest charges incurred pursuant to the terms of convertible promissory notes decreased significantly as a result of the conversion to equity of approximately $5 million in debt during 2005.

Net Loss

As a result of the foregoing, net loss for the three months ended March 31, 2006 was $273,389, or $0.00 per share, compared to a net loss of $695,135, or $0.01 per share for the three months ended March 31, 2005 on weighted average shares of 99,813,513 and 59,363,429, respectively.

The following is a comparison of the components of consolidated net loss:

	Three Months	Three Months
	Ended	Ended	Variance
	March 31, 2006	March 31, 2005	Amount	Percent

Net income (loss):

Electronic document delivery services	$181,353	$82,806	$98,547	119%
Government accounting products and services	17,221	(208,478)	225,699	108%
Electronic forms	(22,149)	-	(22,149)	(100%)
Corporate	(449,814)	(569,463)	119,649	21%
Total net loss	$(273,389)	$(695,135)	$421,746	61%

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2006, the Company's net cash position decreased by $377,518 to $384,533. The Company's operating, financing, and investing activities used net cash of $122,705, $24,813, and $230,000, respectively.

Net cash used in operating activities for the three months ended March 31, 2006 was $122,705, an increase of $21,994 from the $100,711 used in operating activities for the 2005 quarter, due to decreases in accrued expenses and deferred revenue.

The Company's investing activities consisted of the purchase of computer equipment and additions to capitalized software development costs. Net cash used in investing activities increased $15,135 to $24,813 from the $9,678 reported for the 2005 quarter.

Net cash used in financing activities for the three months ended March 31, 2006 was $230,000, and included $10,000 of proceeds from notes payable to related parties as offset by $240,000 of payments on notes related to the TBS and Resolutions acquisitions.  Net cash used in financing activities for the three months ended March 31, 2005 was $203,853, which included $200,000 of payments on notes related to the TBS acquisition.

Effective May 1, 2006, the Company acquired GSI.  After taking into account a settlement agreement with a former GSI stockholder who had dissented to the Merger (the "Zant Settlement Agreement") and remaining GSI dissenting shareholders, VillageEDOCS will issue approximately 42,613,811 shares of its common stock as Merger consideration.  Approximately 15,820,754 common shares of VillageEDOCS otherwise issuable in the Merger were simultaneously redeemed as part of the Zant Settlement Agreement.  GSI shareholders, who would otherwise be entitled to approximately 1,565,435 shares of VillageEDOCS common shares in connection with the Merger, have exercised dissenters' rights, and accordingly these shares have not been issued as part of the Merger.  Such dissenting shareholders represent approximately 2.6% of the total Merger consideration otherwise issuable to the GSI shareholders.  VillageEDOCS and GSI are in the preliminary stages of evaluating the merits of the dissenting shareholders position, and intend to comply with all legal requirements under Florida law in connection with dissenting shareholders.  VillageEDOCS believes that the terms and conditions of the Merger with GSI were fair and reasonable.  Furthermore, given that the total number of dissenting shares was relatively immaterial (approximately 2.6%), VillageEDOCS does not believe that the ultimate resolution of this matter will have a material adverse effect on its financial position.

GoSolutions' 2005 (unaudited) income from operations was $714,996 on net revenue of $6,996,534.  VillageEDOCS' 2005 income from operations was $125,186 on net revenue of $8,768,446.  Had the acquisition been in effect throughout all of 2005, the unaudited net revenue of VillageEDOCS and GoSolutions would have been $15,764,980.  Accordingly, we expect the acquisition of GoSolutions to have a significant and positive effect on our results for the second, third and fourth quarters of 2006.

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

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of TBS, Resolutions, and GSI.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.    Accordingly, we may experience negative operating and investing cash flows during certain months during the remainder of 2006 until MVI, TBS, Resolutions, and GSI consistently generate net cash flows sufficient to offset the anticipated expenses of operating the holding company.  While we believe that our available cash resources combined with our current revenue streams will be sufficient to meet our anticipated working capital requirements for the next twelve months, we will require additional financing to fund capital expenditure requirements in the ordinary course of business for 2006.  Should our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses.  While each of MVI, TBS, and Resolutions have alternately reported both monthly operating incomes and monthly operating losses during 2006, operating incomes have been insufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from our three reporting segments (and from GSI), or reducing expenses of the holding company, we may never achieve profitability for the Company as a whole.  Should we achieve overall profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

Between November 2000 and at least December 2004, our operating shortfalls were funded by one shareholder, an affiliate, to whom we owe $65,000 in principal and approximately $96,000 in interest as of March 31, 2006. This shareholder has no obligation to continue to fund any future operating shortfalls.  We may be required to alter the terms of the convertible promissory note held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "expect", "plan", "seek", "estimate", "project", "could",  and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other "forward-looking" information. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "Certain Factors That May Affect Future Results" in Item 6 of the Company's Annual Report on Form 10-KSB filed with the Commission on April 14, 2006. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements.  Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB.  Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-KSB, 10-QSB, 8-K, and other SEC filings.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

Forward looking statements in this Quarterly Report on Form 10-QSB include, without limitation:

The statements in MD&A under the captions Introduction and Business Overview of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to (1) our expectations about the completion of the merger transaction with GoSolutions, (2) our belief that we have improved our corporate governance, (3) our current and future growth strategy to acquire intellectual and technology assets and our expectations about the benefits we may derive, (4) our beliefs about our vision to become a business process management/workflow service and the benefits we expect to derive, (5) our acquisition strategy, and (6) our belief that obtaining planned financings will allow us to generate adequate cash flows to sustain operations at current levels until we being to operate profitably on a consistent, month-over month basis, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

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

The statements in MD&A under the caption Results of Operations of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Revenue, Gross Profit, Operating Expenses, Income from Operations, and Net Loss and our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Liquidity and Capital Resources set forth in MD&A under the caption Liquidity and Capital Resources, including, without limitation (1) our belief that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our recent acquisition of TBS, Resolutions, and GSI, (2) our strategy of actively seeking to combine with business that operate profitably and generate positive cash flows, (3) our belief that sustainable profitability is achievable, (4) our expectations about future funding requirements, and (5) our belief that current cash position, cash generated through operations and equity offerings and available borrowings will be sufficient to meet our needs through at least the next twelve months., which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, the risk that we may be unable to sustain all or part of our operations if we are not able to obtain sufficient additional funds from investors, the risk that our funding requirements could be greater should our current revenue streams or margins decrease, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment", which replaces SFAS No. 123. SFAS No. 123(R) requires public companies to recognize an expense for share-based payment arrangements including stock options and employee stock purchase plans. The statement eliminates a company's ability to account for share-based compensation transactions using APB 25, "Accounting for Stock Issued to Employees," and generally requires instead that such transactions be accounted for using a fair-value based method. SFAS No. 123(R) requires an entity to measure the cost of employee services received in exchange for an award of equity instruments based on the fair value of the award on the date of grant, and to recognize the cost over the period during which the employee is required to provide service in exchange for the award. SFAS No. 123(R) became effective for us in the quarter ending March 31, 2006. The impact of SFAS No. 123(R) was approximately $80,000 for the three months ended March 31, 2006 and it is likely that the adoption of SFAS No. 123(R) will continue to have a material impact on our consolidated financial position and results of operations in the future.

In February 2006, the FASB issued a final FASB Staff Position ("FSP"), FAS 123(R)-4, "Classification of Options and Similar Instruments Issued as Employee Compensation That Allow for Cash Settlement upon the Occurrence of a Contingent Event". The guidance in this FSP FAS 123(R)-4 amends paragraphs 32 and A229 of SFAS No. 123(R) to incorporate the concept articulated in footnote 16 of SFAS No. 123(R). As a result, a cash settlement feature that can be exercised only upon the occurrence of a contingent event that is outside the employee's control does not meet the condition in paragraphs 32 and A229 until it becomes probable that the event will occur. Originally under SFAS No. 123(R), a provision in a share-based payment plan that required an entity to settle outstanding options in cash upon the occurrence of any contingent event required classification and accounting for the share based payment as a liability. This caused an issue under certain awards that require or permit, at the holder's election, cash settlement of the option or similar instrument upon (a) a change in control or other liquidity event of the entity or (b) death or disability of the holder. With this new FSP, these types of cash settlement features will not require liability accounting so long as the feature can be exercised only upon the occurrence of a contingent event that is outside the employee's control (such as an initial public offering) until it becomes probable that event will occur. The guidance in this FSP shall be applied upon initial adoption of SFAS No. 123(R). We do not anticipate that this new FSP will have any material impact on our consolidated financial condition or results of operations.

In February 2006, the FASB issued SFAS No. 155 "Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140". SFAS No. 155 amends SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," and SFAS No. 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." This statement resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." Among other things, this statement permits fair value re-measurement for any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation. This statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Earlier adoption is permitted as of the beginning of an entity's fiscal year, provided the entity has not yet issued financial statements, including financial statements for any interim period for that fiscal year. Provisions of this statement may be applied to instruments that an entity holds at the date of adoption on an instrument-by-instrument basis. We are in the process of evaluating the impact of SFAS No. 155.

ITEM 3 - CONTROLS AND PROCEDURES

(a) As of March 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures during the three months ended March 31, 2006 were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company's management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

Remediation of Material Weakness in Internal Control

As reported in our 2005 Form 10-KSB, we determined at the end of 2005 that the Company's policies and procedures did not provide for adequate management oversight and review of the Company's accounting for (i) the identification of the variable conversion features embedded within its debt instruments, (ii) stock-based compensation related to bonuses issued to certain executives in connection with its acquisitions, and (iii) stock-based compensation in connection with the amendment and subsequent conversion of certain convertible promissory notes.  These deficiencies resulted in the restatement of the Company's consolidated financial statements for the year ended December 31, 2004 and quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of December 31, 2005 because of a material weakness in our internal controls over financial reporting.

In the first quarter of 2006, we implemented additional review procedures to ensure that a complete review is performed on all terms of our debt instruments and stock-based compensation arrangements, and that supporting accounting documentation is available to ensure that our accounting for the previously noted material weaknesses is in accordance with accounting principles generally accepted in the United States of America. These review procedures were in place in connection with the preparation of our consolidated financial statements for the first quarter of 2006. As such, we believe that the remediation initiative outlined above was sufficient to eliminate the material weakness in internal control over financial reporting as discussed above.

(b) Changes in internal control over financial reporting. Other than as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2006 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On March 8, 2006, the Company accepted a notice from Barron Partners LP of its intent to convert an additional 2,500,000 shares of the Company's Series A Preferred Stock into 2,500,000 shares of the Company's common stock.  The shares of common stock were issued on March 8, 2006.

During the three months ended March 31, 2006, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  4,000,000 shares at $0.15 per share and 90,000 shares at $0.18 per share.   All options were issued above or at the fair market value on the dates of grant and vest on various dates from the date of grant through March 2011.

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

2.4

Merger Agreement, dated as of February 17, 2006, by and among VillageEDOCS, VEDO Merger Sub, Inc., GoSolutions, Inc. and certain stockholders of GoSolutions.  Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 21, 2006.

3.1	Articles of Incorporation, as amended. Previously filed with the Company's Form 10-SB filed on August 29, 2000.
3.2	By-laws. Previously filed with the Company's Form 10-SB filed on August 29, 2000.
3.3	Article of Amendment to Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company's 14C Information Statement filed on July 23, 2004.
3.4

Article of Amendment to Articles of Incorporation to increase authorized number of common shares and to create a class of preferred stock.  Previously filed with the Company's 14C Information Statement filed on June 7, 2005.

3.5

Form of Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.  Previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on April 19, 2005.

3.6	Certificate of Amendment of Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company's Current Report on Form 8-K filed on January 20, 2006.

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
4.34

Form of Convertible Secured Promissory Note by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.19 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference.

4.35

Convertible Secured Promissory Note dated February 16, 2004 by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.20 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference.

4.36

Notice of conversion by Barron Partners LP dated October 21, 200.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference.

4.37	Notice of conversion by Barron Partners LP dated March 8, 2006. Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference.
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

10.19

Executive Employment Agreement, dates as of March 1, 2006, by and between the Company and Jerry T. Kendall.  Previously files as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2006.

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 22, 2006 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 22, 2006 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 22, 2006 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 22, 2006 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: May 22, 2006	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: May 22, 2006	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)