Form 10KSB/A
period 2004-12-31
VILLAGEEDOCS INC
filed 2006-05-26
CIK 1122099

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------

                                  FORM 10-KSB/A


(X)  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT
     --------------------------------------------------------------------------
     OF 1934
     -------

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004    COMMISSION FILE NUMBER: 00031395
-------------------------------------------    --------------------------------


                                  VILLAGEEDOCS
                 (Name of Small Business Issuer in its Charter)
                 ----------------------------------------------

                 CALIFORNIA                                   33-0668917
------------------------------------------              ----------------------
      (State or other jurisdiction of                      (I.R.S. Employer
       incorporation or organization)                     Identification No.)

14471 CHAMBERS ROAD, SUITE 105, TUSTIN, CA                       92780
------------------------------------------              ----------------------
 (Address of principal executive offices)                     (Zip Code)

                Issuer's Telephone Number:              (714) 734-1030

Securities registered under Section 12(b) of the Exchange Act:

                                                        Name of each exchange
      Title of each class                               on which registered
      -------------------                               -------------------
      NONE                                              N/A

Securities registered under Section 12(g) of the Exchange Act:

                           COMMON STOCK, NO PAR VALUE
                           --------------------------
                              (Title of each class)

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


Indicate by a check mark whether the issuer is a shell company. YES ( )   NO (X)


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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format YES ( )    NO (X)


Indicate by check mark whether the Issuer is an accelerated filer (as defined in
Rule 12b-2 of the Act YES ( )    NO (X)

                                EXPLANATORY NOTE

VillageEDOCS (the "Company") is filing this Amendment No. 1 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2005 (the "Original Filing"). The purpose of this Amendment No. 1 is to amend and restate Part II, Item 6 and Item 7 which set forth the accounting for certain of its convertible notes payable during 2004. Previously, the Company had not identified or separately valued derivative instruments later determined to have been embedded within certain of the notes and has restated its financial statements to recognize the existence of derivatives, to account for a derivative liability, and to record the changes in fair value of the derivatives. In addition, Part II, Item 6, Item 7, and Item 8A have been amended and restated to reflect changes in the accounting for certain transactions involving the issuance of its common stock to employees in connection with the acquisition of Tailored Business Systems, Inc. Accordingly, changes have been made to the applicable line items associated with goodwill, convertible notes payable, derivative liability, additional paid-in capital, accumulated deficit, general and administrative expense, change in fair value of derivative liability, interest expense, net loss and net loss per common share. In addition, Part III, Item 13 has been amended to reflect the filing of two convertible promissory notes that were not included in the Original Filing. Finally the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 have been updated to reflect the filing date of this amendment and any interim changes in the regulations applicable to these certifications. Except as described above, no additions or modifications have been made to this Amendment No. 1 to reflect facts or events occurring subsequent to the date of the Original Filing.


                                  VILLAGEEDOCS
                                FORM 10-KSB INDEX
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

                                                                                                                             Page
        PART I

                       Item 1.  Description of Business                                                                        3

                       Item 2.  Description of Property                                                                        6

                       Item 3.  Legal Proceedings                                                                              6

                       Item 4.  Submission of Matters to a Vote of Security Holders                                            6

        PART II

                       Item 5.  Market for Equity Securities and Related Stockholder Matters                                   7

                       Item 6.  Management's Discussion and Analysis or Plan of Operations                                     9

                       Item 7.  Financial Statements                                                                           21

                       Item 8.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosures          21

                      Item 8A.  Controls and Procedures                                                                        21

                      Item 8B.  Other Information                                                                              21

        PART III

                       Item 9.  Directors, Executive Officers, Promoters and Control Persons;  Compliance With Section         22
                                16(a) of the Exchange Act

                      Item 10.  Executive Compensation                                                                         25

                      Item 11.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder         34
                                Matters

                      Item 12.  Certain Relationships and Related Transactions                                                 36

                      Item 13.  Exhibits                                                                                       38

                      Item 14.  Principal Accountant Fees and Services                                                         41

                  Signatures                                                                                                   42

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

GOVERNMENT ACCOUNTING PRODUCTS AND SERVICES
-------------------------------------------

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

          Quarter Ended                           High Bid      Low Bid
          --------------------------------        --------      -------
          March 31, 2004                           $0.180       $0.095
          June 30, 2004                            $0.190       $0.110
          September 30, 2004                       $0.200       $0.110
          December 31, 2004                        $0.190       $0.110

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


On March 28, 2006, the Company's Board of Directors determined that the Company was required to restate and reissue its annual report for the year ended December 31, 2004, as well as the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The audited consolidated financial statements included in this annual report reflect all adjustments we have made to our audited consolidated financial statements for the years ended December 31, 2004 and 2003 as a result of the restatements. Specifically, we strongly encourage you refer to Footnote No. 1 RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS in the accompanying audited consolidated financial statements. We have used the restated amounts in the comparative discussions for 2003 and 2004 that follow.


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


DERIVATIVE FINANCIAL INSTRUMENTS. In connection with the issuance of certain convertible notes payable, the terms of the notes payable provided for a conversion of the notes into shares of the Company's common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, "ACCOUNTING FOR DERIVATIVE INSTRUMENTS AND HEDGING ACTIVITIES," as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, "ACCOUNTING FOR DERIVATIVE FINANCIAL INSTRUMENTS INDEXED TO, AND POTENTIALLY SETTLED IN, A COMPANY'S OWN STOCK," as a result of entering into the note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.


RESULTS OF OPERATIONS

YEAR ENDED DECEMBER 31, 2004 COMPARED TO YEAR ENDED DECEMBER 31, 2003

NET SALES
---------

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

COST OF SALES
-------------

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

GROSS PROFIT
------------

Gross profit for the year ended December 31, 2004 increased 279% to $3,646,480 as compared to $961,617 for the prior year period. Gross profit margin for 2004 was 61% as compared with 51% for 2003. Of the overall increase of $2,684,863, $766,640 is attributable to improved profits from MVI, and $1,918,223 is attributable to TBS.


OPERATING EXPENSES (RESTATED)
-----------------------------

Operating expenses for the year ended December 31, 2004 increased by 46% to $3,444,670 from the $2,365,560 reported in 2003, an increase of $1,079,110.


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


General and administrative increased by $1,144,412 to $2,066,744 from the $922,332 reported in 2003. The overall net increase was comprised of a $653,315 decrease at MVI (comprised of a decrease in consulting fees, salaries, legal, and accounting) which was offset by the addition of $1,162,455 in general and administrative expenses of TBS and $635,272 in general and administrative expenses of the holding company (comprised of consulting fees, salaries, benefits, legal, accounting, and travel expenses).


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

OPERATING INCOME (LOSS) (RESTATED)
----------------------------------

Income from operations for the year ended December 31, 2004 was $201,810, an increase of $1,605,753 (114%) from the loss from operations of $1,403,943 reported in 2003. The overall increase was comprised of (i) an increase of $1,766,287 in operating income from MVI, which grew to $362,344 in 2004 (compared to an operating loss of $1,403,943 in 2003), (ii) the addition of $475,538 in operating income from TBS during 2004, and (iii) an operating loss of $635,272 from the holding company.

CHANGE IN FAIR VALUE OF DERIVATIVE LIABILITY (RESTATED)
-------------------------------------------------------

During the years ended December 31, 2004 and 2003 (restated), we recognized other expense of $241,336 and $3,695 related to recording derivative liabilities at fair value.

INTEREST EXPENSE (RESTATED)
---------------------------

Interest expense for the year ended December 31, 2004 increased by $64,328 to $725,987 from $661,659 reported in 2003. The overall increase was comprised of $241,737 in interest on borrowings of TBS (substantially all of which is attributable to the acquisition financing), which was offset by a $177,409 or 27% decrease from MVI that resulted from a decrease in charges related to the beneficial conversion feature associated with 2004 borrowings as compared to 2003 borrowings because of fluctuations in the market price of the Company's common stock. Interest expense incurred in connection with capital leases decreased in the 2004 period as compared with the 2003 period.

NET LOSS (RESTATED)
-------------------

As a result of the foregoing, net loss for the year ended December 31, 2004 was $767,913, or $0.02 per share, compared to a net loss of $2,110,040, or $0.07 per share, for the year ended December 31, 2003 on weighted average shares of 35,321,760 and 30,828,738, respectively.


LIQUIDITY
---------

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

Some of the information in this Annual Report on Form 10-KSB contains
---------------------------------------------------------------------
forward-looking statements
--------------------------

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

Our limited operating history makes evaluating our business and prospects
-------------------------------------------------------------------------
difficult.
----------

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

The market for both business-to-business electronic commerce solutions and for
------------------------------------------------------------------------------
government accounting products and services is extremely competitive and we may
-------------------------------------------------------------------------------
not be able to compete effectively.
-----------------------------------

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

Significant Indebtedness
------------------------

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

Our acquisition of Tailored Business Systems, Inc. and Potential Future
-----------------------------------------------------------------------
Acquisitions Involve a Number of Risks
--------------------------------------

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

The Internet could become subject to regulations that affect our business.
--------------------------------------------------------------------------

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

We depend on key personnel and will need to recruit new personnel as we grow.
-----------------------------------------------------------------------------

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

If we are not able to protect our proprietary technology, our ability to compete
--------------------------------------------------------------------------------
effectively could be damaged.
-----------------------------

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

Our business could be adversely affected if we infringe on intellectual property
--------------------------------------------------------------------------------
rights of third parties.
------------------------

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

Our products and technology depend on the continued availability of licensed
----------------------------------------------------------------------------
technology from third parties. The loss of such products and technology would
-----------------------------------------------------------------------------
significantly and adversely affect our business.
------------------------------------------------

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

Acts of terrorism, responses to acts of terrorism and acts of war may impact our
--------------------------------------------------------------------------------
business and our ability to raise capital.
------------------------------------------

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

Our current and future revenues are unpredictable and our quarterly operating
-----------------------------------------------------------------------------
results may fluctuate significantly.
------------------------------------

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

One shareholder owns a majority of our outstanding common stock and is able to
------------------------------------------------------------------------------
control our actions.
--------------------

One shareholder and his wife own 59,495,094 shares, or approximately 77%, of the outstanding shares of our common stock as of February 28, 2005. These individuals have the ability to elect our entire board of directors and to approve or disapprove all other matters requiring the vote of shareholders.

Our officers and directors may be able to influence stockholder actions.
------------------------------------------------------------------------

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

Our Certificate of Incorporation limits director liability, thereby making it
-----------------------------------------------------------------------------
difficult to bring any action against them for breach of fiduciary duty.
------------------------------------------------------------------------

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

Penny stock regulations may impose certain restrictions on marketability of our
-------------------------------------------------------------------------------
stock.
------

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

We have never paid dividends on our common stock and do not expect to pay any in
--------------------------------------------------------------------------------
the foreseeable future.
-----------------------

The Company has not paid any dividends on its Common Stock since its inception and does not intend to pay dividends on its Common Stock in the foreseeable future. Any earnings that the Company may realize in the foreseeable future will be retained to finance the growth of the Company.

The number of shares eligible for future sale may adversely affect the market
-----------------------------------------------------------------------------
for our common stock.
---------------------

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

Outstanding options and warrants could affect the market price of our common
----------------------------------------------------------------------------
stock.
------

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

Our stock price will fluctuate which could result in substantial losses for
---------------------------------------------------------------------------
investors
---------

The market price for our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

        o   Quarterly variations in operating results;
        o   Changes in financial estimates by securities analysts;
        o Announcements by us or our competitors of new products, significant contracts, acquisitions, or strategic relationships;
        o Disputes concerning our proprietary rights or any future patents, trademarks or copyrights;
        o   Publicity about our company, our products, or our competitors;
        o Publicity regarding actual or potential medical results relating to products under development by us or our competitors;
        o   Additions or departures of key personnel;
        o   Any future sales of our common stock or other securities;
        o Stock market price and volume fluctuations of publicly-traded companies; and
        o   Business combination transactions.

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

Trading in our common stock on the OTCBB may be limited thereby making it more
------------------------------------------------------------------------------
difficult for investors to resell their shares of our common stock.
-------------------------------------------------------------------

Our common stock trades on the OTCBB. The OTCBB is not an exchange and, because trading of securities on the OTCBB is often more sporadic than the trading of securities listed on an exchange or NASDAQ, you may have difficulty reselling any of the shares that you purchase from the selling shareholders.

Our common shareholders may experience substantial dilution
-----------------------------------------------------------

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


REMEDIATION OF MATERIAL WEAKNESS IN INTERNAL CONTROL

As reported in our 2005 Form 10-KSB, we determined at the end of 2005 that the Company's policies and procedures did not provide for adequate management, oversight, and review of the Company's accounting for (i) the identification of the variable conversion features embedded within its debt instruments, (ii) stock-based compensation related to bonuses issued to certain executives in connection with its acquisitions, and (iii) stock-based compensation in connection with the amendment and subsequent conversion of certain convertible promissory notes. These deficiencies resulted in the restatement of the Company's consolidated financial statements for the year ended December 31, 2004 and quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of December 31, 2005 and 2004 because of a material weakness in our internal controls over financial reporting.

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


         ------------------------------------------------------------------------------------------------------------
                                          ANNUAL COMPENSATION                     LONG-TERM COMPENSATION
         -----------------------    ---------------------------------     -------------------------------------------
         Name & Principal             Salary       Bonus       Other       Stock options      LTIP Payouts     Other
         Position                      ($)          ($)         ($)             (#)               ($)           ($)
         -----------------------    ----------    -------     -------     ---------------    --------------   -------
         Fiscal 2004
         -----------------------
         K. Mason Conner
         President, CEO              $138,926       --           --          3,500,000             --           --

         H. Jay Hill
         E.V.P. Corporate
         Development                   93,423     76,000         --            500,000             --           --

         James L. Kolassa
         President, Tailored
         Business Systems              83,044     60,014         --          1,500,000             --           --

         James L. Campbell
         Co-CIO, Tailored
         Business Systems              76,676     27,235         --              --                --           --

         Stephen A. Garner
         Co-CIO, Tailored
         Business Systems              77,269     27,235         --              --                --           --

         -----------------------
         Fiscal 2003
         -----------------------
         K. Mason Conner
         President, CEO              $105,000       --           --          1,719,658             --           --
         ------------------------------------------------------------------------------------------------------------


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

The employment agreement provides for Mr. Campbell to receive a base salary of $100,000 for the first year. The Company will review Mr. Campbell's salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the second and each succeeding year shall not be less than 105% of the salary for the prior year. Mr. Campbell is entitled to an incentive bonus based upon the Company's gross margin.

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

The employment agreement provides for Mr. Garner to receive a base salary of $100,000 for the first year. The Company will review Mr. Garner's salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the second and each succeeding year shall not be less than 105% of the salary for the prior year. Mr. Garner is entitled to an incentive bonus based upon the Company's gross margin.

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

        ------------------------------------------------------------------------------------------------------
                                      Number of          Percentage of Total      Exercise
                                Securities Underlying     Options Granted to      Price Per      Expiration
        Name                       Options Granted        Employees in 2004         Share           Date
        ------------------------------------------------------------------------------------   -------------
        K. Mason Conner               3,500,000                  42%                $0.15         6/10/12
        H. Jay Hill                     500,000                   6%                $0.15         6/10/12
        James L. Kolassa              1,500,000                  18%                $0.18         4/27/09
        James L. Campbell                --                       --                 --              --
        Stephen A. Garner                --                       --                 --              --
        ------------------------------------------------------------------------------------------------------


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

        ------------------------------------------------------------------------------------------------------
                                   Number of Securities Underlying              Value of Unexercised
                                     Unexercised Options at FYE              In-the-Money Options at FYE
        Name                        Exercisable / Un-exercisable            Exercisable / Un-exercisable
        ------------------------------------------------------------------------------------------------------
        K. Mason Conner                 2,365,290 / 3,520,042                          $0 / $0
        H. Jay Hill                     1,020,162 / 2,931,837                     $10,000 / $40,000
        James L. Kolassa                        0 / 1,500,000                          $0 / $0
        James L. Campbell                       0 / 0                                  $0 / $0
        Stephen A. Garner                       0 / 0                                  $0 / $0
        ------------------------------------------------------------------------------------------------------


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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's Common Stock owned as of February 28, 2005 beneficially by (i) each person who beneficially owns more than 5% of the outstanding Common Stock, (ii) each director of the Company,
(iii) the President and Chief Executive Officer of the Company, the executive officers and significant employees of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2004 exceeded $100,000), and (iv) directors, executive officers, and significant employees as a group:

              ------------------------------------------------------------------------------------
                     Name of Beneficial             Amount and Nature of          Percent
                          Owner (1)               Beneficial Ownership (2)    of Class (3) (4)
              ------------------------------------------------------------------------------------
              James Townsend (5)                               11,097,857           10.3

              C. Alan Williams (6)                             72,662,139           67.7

              K. Mason Conner (7)                               2,399,655           2.2

              J. Thomas Zender (8)                              1,126,927           1.1

              H. Jay Hill (9)                                   1,289,427           1.2

              James L. Kolassa (10)                               300,000           0.3

              James L. Campbell (11)                            5,260,000           4.9

              Stephen A. Garner (12)                            5,260,000           4.9

              All directors, executive officers,
              and significant employees as a
              group (7 persons)                                16,098,311            15
              ----------------------------------------------------------------------------------


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

(11) Includes debt convertible to 1,960,000 shares of Common Stock at $0.102 per share

(12) Includes debt convertible to 1,960,000 shares of Common Stock at $0.102 per share

Securities Authorized for Issuance Under Equity Compensation Plans
------------------------------------------------------------------

The following provides information, as of December 31, 2004, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

                                                   (a)                    (b)                     (c)
                                         ----------------------    -----------------    ----------------------
                                                                                         Number of securities
                                                                                         remaining available
                                                                                         for future issuances
                                          Number of securities      Weighed-average          under equity
                                            to be issued upon      exercise price of      compensation plans
                                               exercise of            outstanding       (excluding securities
                                          outstanding options,     options, warrants         reflected in
                 Plan Category             warrants and rights         and rights            column (a))
        -------------------------------  ---------------------     -----------------     ---------------------
        Equity compensation plans
           approved by security holders             20,093,670     $            0.41              12,906,330

        Equity compensation plans not
           approved by security holders              5,016,000     $            0.10                      --
                                         ---------------------     -----------------      ------------------
              Total                                 25,109,670     $            0.35              12,906,330


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

ITEM 13.  EXHIBITS

   Exhibit No.     Description
   -----------     -----------

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

      4.19         Form of Convertible Secured Promissory Note by and among C.
                   Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.19 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference.
      4.20 Convertible Secured Promissory Note dated February 16, 2004 by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.20 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference.

      10.1 Consulting and Other Services agreement dated January 28, 2003 by and between the Company and Paul Allen. Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003 and incorporated herein by reference.

      10.2 Employment Offer Letter dated April 23, 2004 by and between Tailored Business Systems, Inc. and James L. Kolassa. Previously filed as Exhibit 10.1 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005.

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

                   Continued...

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

      31.1 Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 26, 2006 by K. Mason Conner, Chief Executive Officer.*
      31.2 Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 26, 2006 by Michael A. Richard, Chief Financial Officer.*
      32.1 Certification Pursuant To 18 U.S.C. ss.1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 26, 2006 by K. Mason Conner,
                   Chief Executive Officer.**
      32.2 Certification Pursuant To 18 U.S.C. ss.1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 26, 2006 by Michael A. Richard,
                   Chief Financial Officer.**

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

                                                 2004              2003
                                        -------------       -----------
           (i)    Audit Fees                $  76,000           $50,000
           (ii)   Audit Related Fees           16,000             4,000
           (iii)  Tax Fees                      4,000             3,000
           (iv)   All Other Fees                2,000             5,000
                                        -------------       -----------
                       Total                  $98,000           $62,000
                                        =============       ===========

                                   SIGNATURES


         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Amended Annual Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.


                  VillageEDOCS
                  (Registrant)

                  VILLAGEEDOCS

                  By: /s/ Michael A. Richard
                      ------------------------------
                  Michael A. Richard
                  Chief Financial Officer and
                  Principal Accounting Officer


                  Date:  May 26, 2006

         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Annual Report on Form 10-KSB/A has been signed by the following persons below on behalf of the registrant and in the capacities and on the dates indicated.

                 SIGNATURE                           TITLE                            DATE

                 /s/ K. Mason Conner                                                  May 26, 2006
                 -------------------------------                                      ------------------------
                 K. Mason Conner                     Director,
                                                     Chief Executive Officer

                 /s/ Michael A. Richard                                               May 26, 2006
                 -------------------------------                                      ------------------------
                 Michael A. Richard                  Chief Financial Officer,
                                                     Principal Accounting Officer

                 /s/ J. Thomas Zender                                                 May 26, 2006
                 -------------------------------                                      ------------------------
                 J. Thomas Zender                    Director,
                                                     Chairman of the Board

                 /s/ Jerry T. Kendall                                                 May 26, 2006
                 -------------------------------                                      ------------------------
                 Jerry T. Kendall                    Director, President, and
                                                     Chief Operating Officer

                 /s/ Ricardo A. Salas                                                 May 26, 2006
                 -------------------------------                                      ------------------------
                 Ricardo A. Salas                    Director

                 /s/ H. Jay Hill                                                      May 26, 2006
                 -------------------------------                                      ------------------------
                 H. Jay Hill                         Executive Vice
                                                     President, Director