Form 10QSB/A
period 2005-03-31
VILLAGEEDOCS INC
filed 2006-07-03
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A

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

Indicate by check mark whether the registrant is a shell company (as define in Rule 12b-2 of the Exchange Act).

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

VillageEDOCS

EXPLANATORY NOTE

VillageEDOCS (the "Company") is filing this Amendment No. 1 on Form 10-QSB/A to amend its Quarterly Report on Form 10-QSB for the three months ended March 31, 2005, as filed with the Securities and Exchange Commission (the "SEC") on May 16, 2005 (the "Original Filing").  The purpose of this Amendment No. 1 is to amend and restate Part I, Item 1 and Item 2 which set forth the accounting for certain of its convertible notes payable during 2005.  Previously, the Company had not identified or separately valued derivative instruments later determined to have been embedded within certain of the notes and has restated its financial statements to recognize the existence of derivatives, to account for a derivative liability, and to record the changes in fair value of the derivatives.  In addition, Part I, Item 1, Item 2, and Item 3 have been amended and restated to reflect changes in the accounting for certain transactions involving the issuance of its common stock to employees in connection with the acquisition of Tailored Business Systems, Inc.  Accordingly, changes have been made to the applicable line items associated with goodwill, convertible notes payable, derivative liability, additional paid-in capital, accumulated deficit, general and administrative expense, change in fair value of derivative liability, interest expense, net loss and net loss per common share.  Finally the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 have been updated to reflect the filing date of this amendment and any interim changes in the regulations applicable to these certifications.  Except as described above, no additions or modifications have been made to this Amendment No. 1 to reflect facts or events occurring subsequent to the date of the Original Filing.

VillageEDOCS and subsidiaries
Consolidated Balance Sheet
March 31,
2005
(restated)

ASSETS
Current assets:
Cash	$143,767
Accounts receivable, net of allowance for doubtful
accounts of $69,000	681,817
Inventories	52,559
Other current assets	4,920
Total current assets	883,063

Property and equipment, net	325,904
Other assets	2,647
Other intangibles, net	482,500
Goodwill	2,379,706
$4,073,820

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$182,610
Accrued expenses	478,184
Deferred revenue	251,986
Capital lease obligations	2,600
Note payable	1,965
Current portion of convertible notes and accrued interest
payable to related parties	770,851
Total current liabilities	1,688,196

Long term convertible notes and accrued interest
payable to related parties, net of unamortized
debt discount of $387,808	1,073,770

Derivative liability	1,025,079
Total liabilities	3,787,045

Commitments and contingencies

Stockholders' equity:
Common stock, no par value:
Authorized -- 175,000,000 shares
Issued and outstanding -- 78,745,213 shares	11,479,622
Additional paid-in capital	2,244,451
Accumulated deficit	(13,437,298)
Total stockholders' equity	286,775
$4,073,820

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Operations

	Three Months Ended March 31,
	2005	2004
	(restated)	(restated)
Net sales	$1,411,982	$915,445
Cost of sales	551,486	344,293
Gross profit	860,496	571,152
Operating expenses:
Product and technology
development	189,958	91,073
Sales and marketing	298,714	167,754
General and administrative	625,401	494,807
Depreciation and amortization	51,560	41,001
Total operating expenses	1,165,633	794,635
Loss from operations	(305,137)	(223,483)

Change in fair value of derivative liability	5,323	(583,265)
Interest expense	(391,121)	(113,490)
Loss before provision for
income taxes	(690,935)	(920,238)

Provision for income taxes	4,200	9,158
Net loss	$(695,135)	$(929,396)

Basic and diluted loss available to
common stockholders per common
share	$(0.01)	$(0.03)

Weighted average shares outstanding -
basic and diluted	59,363,429	33,543,178

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Cash Flows
For the Three Months Ended March 31, 2005 and 2004
	2005	2004
	(restated)	(restated)
Cash Flows from Operating Activities:
Net loss	$(695,135)	$(929,396)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	51,560	41,001
Provision for doubtful accounts receivable	69,000	-
Estimated fair value of stock options issued
to employees and non-employees for services rendered	-	5,310
Common stock issued to employees and
non-employees for services rendered	9,240	13,200
Amortization of beneficial conversion feature and
warrant issued with convertible notes	306,546	22,075
Change in fair value of derivative liability	(5,323)	583,265
Changes in operating assets and liabilities, net of
acquisition:
Accounts receivable	(43,328)	130,587
Inventories	1,595	9,657
Other current assets	617	(57,052)
Other assets	4,666	-
Accounts payable	(18,371)	(1,223)
Accrued expenses and accrued interest	121,160	171,282
Deferred revenue	97,062	-
Net cash used in operating activities	(100,711)	(11,294)
Cash Flows from Investing Activities:
Purchases of property and equipment	(4,678)	(4,608)
Cash paid for acquisition of TBS, net of cash acquired	-	(1,429,369)
Costs incurred for purchase of TBS	(5,000)	(136,029)
Net cash used in investing activities	(9,678)	(1,570,006)
Cash Flows from Financing Activities:
Proceeds from convertible notes payable to related parties	-	1,895,000
Principal payments under capital leases	(2,363)	(2,551)
Payments on notes payable	(1,490)	(789)
Payments on notes payable to related parties	(200,000)	-
Proceeds from exercise of warrants	-	240
Net cash (used in) provided by financing activities	(203,853)	1,891,900
Net change in cash	(314,242)	310,600

Cash, beginning of period	458,009	64,702
Cash, end of period	$143,767	$375,302
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$9,345	$1,546
Income taxes	$2,400	$800
continued.

	2005 (restated)	2004 (restated)
Supplemental Schedule of Noncash Investing
and Financing Activities:

Issuance of common stock as acquisition cost	$32,400	$22,000
Issuance of notes payable in acquisition	$-	$2,100,000
Issuance of common stock in acquisition	$-	$440,000
Debt assumed in acquisition	$-	$151,302
Debt discount in issuance of convertible notes payable
to related party	$-	$427,524
Issuance of common stock for no consideration	$240	$-
Issuance of common stock on conversion of debt
and accrued interest	$3,682,609	$-

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

During the year ended December 31, 2005, the Company also determined that certain transactions involving the issuance of its common stock, warrants, and cash to employees in connection with the acquisitions of TBS and Resolutions during 2005 and 2004 were not recorded in accordance with SFAS No. 141 "Business Combinations."

The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at March 31, 2005 and the statements of operations for the three months ended March 31, 2005 and 2004.

Consolidated balance sheet at March 31, 2005:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Goodwill	$2,464,946	$(9,240) (76,000)	(1) (2)	$2,379,706

Derivative Liability	$-	$5,323 (1,030,402)	(3) (4)	$(1,025,079)

Convertible notes payable, net	$(1,943,157)	$(91,081) 189,617	(5) (6)	$(1,844,621)

Stockholders' Equity	$(1,298,558)	$536,390 245,031 59,364 9,240 76,000 (5,323) 91,081	(7) (8) (9) (1) (2) (3) (5)	$(286,775)

Consolidated statement of operations for the three months ended March 31, 2005:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Operating expenses	$1,156,393	$9,240	(1)	$1,165,633

Change in fair value of derivative liability	$-	$(5,323)	(3)	$(5,323)

Interest expense	$300,040	$91,081	(5)	$391,121

Net loss	$600,137	$94,998	(10)	$695,135

Loss per common share - basic and diluted	$(0.01)	$-		$(0.01)

Consolidated statement of operations for the three months ended March 31, 2004:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Operating expenses	$418,807	$76,000	(11)	$494,807

Change in fair value of derivative liability	$-	$583,265	(12)	$583,265

Interest expense	$105,276	$8,214	(13)	$113,490

Net loss	$261,917	$667,479	(14)	$929,396

Loss per common share - basic and diluted	$(0.01)	$(0.02)		$(0.03)

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

11)  To record the reclassification of compensation paid to an employee in connection with the acquisition of TBS which was allocated to the purchase price to compensation expense.

12)  To record the change in fair value of the liability during the three months ended March 31, 2004.

13)  To record additional amortization of debt discount related to recording the fair value of the warrants, as prescribed under EITF 00-19.

14)  To record the net effects of (11), (12) and (13) noted above.

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

4.           Summary of Significant Accounting Policies

    Segments of an Enterprise and Related Information

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to shareholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's two reportable segments are managed separately based on fundamental differences in their operations. Since February 17, 2004, the Company has operated in the following three reportable segments (see Note 10):

(a)  Electronic document delivery services;
(b)  Government accounting products and services; and
(c)   Corporate.

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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, inventories, recoverability of long-lived assets, goodwill, and valuation of stock options, warrants, derivative liabilities, common stock, and deferred tax assets.   Actual results could differ from those estimates.

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

Inventory

Inventory consists primarily of software licenses purchased for resale and is stated at the lower of cost or market.  Cost is determined on a first-in, first-out basis.  The Company periodically reviews its inventory quantities on hand and adjusts for excess and obsolete inventory based primarily on historical usage rates and its estimated forecast of product demand.  Actual demand may differ from the Company's estimates.  Once established, write-downs of inventory are considered permanent adjustments to the basis of the excess or obsolete inventory.

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

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values.  The Company is amortizing the trade name and customer list over estimated useful lives of 5 and 10 years, respectively.  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

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

	Three Months Ended March 31,
	2005	2004
	(restated)	(restated)
	============	============
Net loss as reported	$(695,135)	$(929,396)

Add: Total stock-based employee compensation expense under APB 25
	--	--

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(135,000)	(315,537)
	--------------------	--------------------

Pro forma net loss	$(830,135)	$(1,244,933)
	============	============
Basic and diluted loss per share - as reported
	$(0.01)	$(0.03)
	============	============
Basic and diluted loss per share - pro forma
	$(0.01)	$(0.04)
	============	============

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

Warranty Costs

Effective February 17, 2004, the Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of March 31, 2005, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the three months ended March 31, 2005 and 2004 were insignificant.

Derivative Financial Instruments (restated)

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

During the three months ended March 31, 2005 and 2004, the Company recognized other income (expense) of $5,323 and $(583,265), respectively, related to recording the derivative liabilities at fair value. At March 31, 2005, the Company had derivative liabilities in connection with common stock warrants of $1,025,079.   At the settlement date, the remaining derivative liabilities will be reclassified to additional paid-in capital.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three months ended March 31, 2005 and 2004: dividend yield of 0%; average annual volatility of 200% (2005) and 140% (2004); and average risk free interest rates of  3.5% (2005) and 2.1% (2004).

5.            Acquisitions

TBS

On February 17, 2004, the Company purchased 100% of the issued and outstanding capital stock of TBS from Stephen A. Garner and James L. Campbell.

The unaudited pro forma combined historical results, as if TBS had been acquired January 1, 2004 are estimated as follows:

Three Months Ended
March 31, 2004
Net sales	$1,476,731
Net loss	$(867,641)
Weighted average common
shares outstanding:
Basic and diluted	35,892,863
Loss per share:
Basic and diluted	$(0.02)

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

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum.  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the note are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the note are convertible into shares of the Company's common stock at a conversion price equal to eighty five percent (85%) of average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  As an incentive for Mr. and Mrs. Williams to provide the loan, the Company agreed to issue them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.  In connection with the issuance of the note, the Company recorded a debt discount of $730,000 (restated), consisting of an embedded put option of $280,000 (restated) and the fair value of the warrant of $450,000 (restated), which were recorded as derivative liabilities upon note issuance.  The Company is amortizing the discount using the effective interest method through October 31, 2007.  On February 10, 2005, $700,000 in principal and $153,091 in accrued interest related to the note were converted into 6,690,913 shares of the Company's common stock.  During the three months ended March 31, 2005 and 2004, approximately $259,000 (restated), and $24,000 (restated), respectively, of interest expense was recognized in the accompanying consolidated statements of operations in connection with amortization of the debt discount.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share.

At March 31, 2005, the amount owed by the Company to the Williams pursuant to the remaining convertible promissory note payable was $1,000,000 in principal and approximately $62,000 in unpaid interest.

In connection with the acquisition of TBS, the Company issued a $300,000 convertible promissory note to Stephen A. Garner and a $300,000 convertible promissory note to James L. Campbell (the "TBS Notes").  Each of the TBS Notes bears interest at 5 percent per annum and is due and payable in three equal annual installments of $100,000, with the first installment paid in full during February 2005 and subsequent installments due on February 17, 2006 and February 17, 2007.  The TBS Notes are secured by a Stock Pledge Agreement and a Security Agreement.  In addition, Messrs. Garner and Campbell have the right to convert the balance of unpaid principal and interest of the TBS Notes into shares of the Company's common stock at the rate of 9.8 shares of Common Stock for each $1.00 of principal and interest to be converted

Total interest expense recognized on all the convertible notes payable to related parties was approximately $299,000 and $113,490 during the three months ended March 31, 2005 and 2004, respectively.  Total interest accrued and not paid on the convertible notes payable to related parties as of March 31, 2005 totaled $324,682 and is included in the accompanying consolidated balance sheet.

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

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned), and recorded as compensation expense in the accompanying statement of operations.

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

8.           Loss per Share (restated)

              Basic and diluted loss per common share is computed as follows:

	Three Months Ended March 31,
	2005	2004
	============	============
Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$(695,135)	$(929,396)
	============	============

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	59,363,429	33,543,178
	============	============
Net loss per common share available to common stockholders	$(0.01)	$(0.03)
	============	============

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

10.           Segment Reporting

The Company's operations are classified into two principal reportable segments that provide different products or services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.  Since February 17, 2004, the Company has operated in the following three reportable segments:

(a)  Electronic document delivery services;
(b)  Government accounting products and services; and
(c)   Corporate.

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

	Quarter ended / As of	Period ended / As of
	March 31, 2005	March 31, 2004 (1)
	(restated)	(restated)

Net revenue from external customers:

Electronic document delivery services	$ 773,620	$ 602,169
Government accounting products and services	638,362	313,276
Corporate	-	-
Total net revenue from external customers:	$ 1,411,982	$ 915,445

Operating income (loss):

Electronic document delivery services	90,691	21,560
Government accounting products and services	(207,545)	43,793
Corporate	(188,283)	(288,836)
Total operating loss:	$ (305,137)	$ (223,483)

Depreciation and amortization

Electronic document delivery services	$ 29,374	$ 29,908
Government accounting products and services	22,186	11,093
Corporate	-	-
Total depreciation and amortization:	$ 51,560	$ 41,001

Interest expense:

Electronic document delivery services	$ 45,667	$ 76,703
Government accounting products and services	933	481
Corporate	344,521	36,306
Total interest expense:	$ 391,121	$ 113,490

Net income (loss):

Electronic document delivery services	$ 82,999	$ (55,053)
Government accounting products and services	(208,478)	34,064
Corporate	(569,656)	(908,407)
Total net loss:	$ (695,135)	$ (929,396)

Identifiable assets:

Electronic document delivery services	$ 507,981
Government accounting products and services	3,513,817
Corporate	52,022
Total identifiable assets:	$ 4,073,820

Continued.
	Quarter ended / As of	Period ended / As of
	March 31, 2005	March 31, 2004 (1)
	(restated)	(restated)
Capital expenditures:

Electronic document delivery services	$ 3,438	$ 4,608
Government accounting products and services	1,240	-
Corporate	-	-
Total capital expenditures:	$ 4,678	$ 4,608

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

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee (see Note 7).

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

In connection with the issuance of the Convertible Note, the Company recorded a debt discount of $800,000 and interest expense of $5,600,000 (based on accounting treatment proscribed under EITF 00-19 - see Note 4), related to the fair value of the warrants of $6,400,000.

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

The Convertible Note and Warrants A and B include provisions prohibiting the holder from converting the Convertible Note or exercising a warrant if, after such conversion or exercise, the holder and its affiliates would beneficially own more than 4.99% of the outstanding shares of Company's common stock.  This restriction (a) may be revoked upon sixty-one (61) days prior notice from the holder to the Company and (b) shall not apply in the event of a sale by the Company of substantially all of its assets, or a merger involving the Company or an underwritten public offering of the Company's common stock.

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

In connection with the acquisition of PFI, the Company incurred $47,500 in acquisition-related costs including, but not limited to, expenses incurred for legal, accounting and travel.

The purchase price has been determined as follows:

Cash	$ 432,000
Promissory notes	200,000
Warrants to purchase 10,000,000 shares at $0.15
per share	2,100,000
Acquisition costs	47,500
--------------------
2,779,500
============

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and liabilities of Resolutions as of April 1, 2005, the effective date of the acquisition:

Cash	$53,811
Accounts receivable	297,742
Inventories	180,000
Property and equipment	153,040
Other	29,943
Accounts payable and accrued expenses	(1,133,562)
Notes payable	(30,000)
-----------------
Net tangible liabilities assumed	(449,026)

Identifiable intangibles:
Customer relationships	570,000
Software development	70,000
Trade name	50,000
Covenant not to compete	26,100
Deferred tax liability	(279,000)
Goodwill	2,791,426
-----------------
$2,779,500
=========

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

On March 28, 2006, the Company's Board of Directors determined that the Company was required to restate and reissue its annual report for the year ended December 31, 2004, as well as the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.  The unaudited consolidated financial statements included in this quarterly report reflect all adjustments we have made to our unaudited consolidated financial statements for the three months ended March 31, 2005 and 2004 as a result of the restatements.  Specifically, we strongly encourage you refer to Footnote No. 2 Restatement of Previously Issued Financial Statements in the accompanying unaudited consolidated financial statements.  We have used the restated amounts in the comparative discussions for 2004 and 2005 that follow.

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

Operating Expenses (restated)

Operating expenses for the three months ended March 31, 2005 increased by 47% to $1,165,633 from the $794,635 reported in the three months ended March 31, 2004.  Of the total increase of $370,998, $115,670 and $355,881, are attributable to increases in operating expenses of MVI and TBS, respectively, as offset by a decrease of $100,553 in operating expenses of corporate.

During the three months ended March 31, 2005, corporate incurred $188,283 in operating expenses, a decrease of $100,553 from the $288,836 reported in the 2004 quarter as a result of reduced consulting fees and compensation expenses.

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

Operating Income (Loss) (restated)

As a result of the foregoing, the Company reported an operating loss for the three months ended March 31, 2005 of $305,137, compared to an operating loss of $223,483 for the three months ended March 31, 2004.  The overall operating loss in the 2005 quarter was comprised of operating losses of $188,283 and $207,545 from corporate and TBS, respectively, as offset by operating income from MVI of $90,691.  The overall operating loss in the 2004 quarter was comprised of operating income of $21,560 and $43,793 from MVI and TBS, respectively, as offset by an operating loss from corporate of $288,836.

Change in Fair Value of Derivative Liability (restated)

During the three months ended March 31, 2005 and 2004 (restated), we recognized other income (expense) of $5,323 and $(583,265) related to recording derivative liabilities at fair value.

Interest Expense (restated)

Interest expense for the quarter ended March 31, 2005 increased by 245% to $391,121 from the $113,490 reported in the prior year quarter.  Although interest charges incurred pursuant to the terms of convertible promissory notes decreased significantly as a result of the February 10, 2005 conversion to equity of approximately $3.68 million in debt (see "Liquidity" below), these decreases were offset by $215,465 in charges related to the beneficial conversion feature associated with borrowings from prior years and the conversion to equity thereof.

Net Loss (restated)

Net loss for the three months ended March 31, 2005 was $695,135, or $0.01 per share, compared to a net loss of $929,396, or $0.03 per share, for the three months ended March 31, 2004 on weighted average shares of 59,363,429 and 33,543,178, respectively.  The overall net loss in the 2005 quarter was comprised of net losses of $569,656 and $208,478 from corporate and TBS, respectively, as offset by net income from MVI of $82,999.  The overall net loss in the 2004 quarter was comprised of net losses of $908,407 and $55,053 from corporate and MVI, respectively, as offset by net income of $34,064 from TBS.

LIQUIDITY

During the three months ended March 31, 2005, the Company's net cash position decreased by $314,242 to $143,767. The Company's operating, investing, and financing activities used net cash of $100,711, $9,678, and $203,853, respectively.

Net cash used in operating activities for the three months ended March 31, 2005 was $100,711, an increase of $89,417 from the $11,294 used in operating activities for prior year quarter.

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

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of March 31, 2005 and 2004 because of a material weakness in our internal controls over financial reporting.

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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated June 30, 2006 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated June 30, 2006 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated June 30, 2006 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated June 30, 2006 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: June 30, 2006	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: June 30, 2006	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)