Form 10KSB/A
period 2005-06-30
VILLAGEEDOCS INC
filed 2006-07-17
CIK 1122099

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

heck whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES		NO
	----		----

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 94,319,190 shares of the Registrant's common stock outstanding as of July 31, 2005.

Transitional Small Business Format (check one)	YES		NO	X
		----		----

VillageEDOCS

EXPLANATORY NOTE

VillageEDOCS (the "Company") is filing this Amendment No. 1 on Form 10-QSB/A to amend its Quarterly Report on Form 10-QSB for the three and six months ended June 30, 2005, as filed with the Securities and Exchange Commission (the "SEC") on August 15, 2005 (the "Original Filing").  The purpose of this Amendment No. 1 is to amend and restate Part I, Item 1 and Item 2 which set forth the accounting for certain of its convertible notes payable during 2005.  Previously, the Company had not identified or separately valued derivative instruments later determined to have been embedded within certain of the notes and has restated its financial statements to recognize the existence of derivatives, to account for a derivative liability, and to record the changes in fair value of the derivatives.  In addition, Part I, Item 1, Item 2, and Item 3 have been amended and restated to reflect changes in the accounting for certain transactions involving the issuance of its common stock and common stock purchase warrants to employees in connection with the acquisitions of Tailored Business Systems, Inc. and Phoenix Forms Inc.  Accordingly, changes have been made to the applicable line items associated with goodwill, convertible notes payable, derivative liability, additional paid-in capital, accumulated deficit, general and administrative expense, change in fair value of derivative liability, interest expense, net loss and net loss per common share.  Finally the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 have been updated to reflect the filing date of this amendment and any interim changes in the regulations applicable to these certifications.  Except as described above, no additions or modifications have been made to this Amendment No. 1 to reflect facts or events occurring subsequent to the date of the Original Filing.

VillageEDOCS and subsidiaries
Consolidated Balance Sheet
(Unaudited)	June 30,
2005
(restated)

ASSETS
Current assets:
Cash	$682,107
Accounts receivable, net of allowance for doubtful
accounts of $69,000	1,156,414
Inventories	234,523
Other current assets	44,928
Total current assets	2,117,972

Property and equipment, net	453,463
Other assets	17,362
Software development	309,210
Other intangibles, net	828,880
Goodwill	4,887,132
$8,614,019

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$408,016
Accrued expenses	699,766
Deferred revenue	1,068,895
Notes payable to related parties	210,000
Current portion of convertible notes and accrued interest
payable to related parties, net of unamortized debt
discount of $498,196	501,804
Total current liabilities	2,888,481

Long term convertible notes and accrued interest
payable to related parties, net of unamortized
debt discount of $137,168	434,410
Total liabilities	3,322,891

Commitments and contingencies

Stockholders' equity:
Series A Convertible Preferred Stock, par value $0.001
Authorized -- 48,000,000, none issued	--
Common stock, no par value:
Authorized -- 250,000,000 shares
Issued and outstanding -- 94,319,190 shares	13,069,117
Additional paid-in capital	12,120,204
Accumulated deficit	(19,898,193)
Total stockholders' equity	5,291,128
$8,614,019

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
Net sales	$2,275,518	$1,330,346	$3,687,500	$2,245,791
Cost of sales	767,406	420,019	1,318,892	764,312
Gross profit	1,508,112	910,327	2,368,608	1,481,479
Operating expenses:
Product and technology
development	162,897	83,776	352,855	174,849
Sales and marketing	280,397	139,745	579,111	307,499
General and administrative	759,761	534,230	1,385,162	1,029,037
Depreciation and amortization	114,329	53,641	165,889	94,642
Total operating expenses	1,317,384	811,392	2,483,017	1,606,027
Income (loss) from operations	190,728	98,935	(114,409)	(124,548)

Change in fair value of derivative liability	125,580	281,488	130,903	(301,777)
Interest expense	(6,777,203)	(186,351)	(7,168,324)	(299,841)
Income (loss) before provision (benefit) for
income taxes	(6,460,895)	194,072	(7,151,830)	(726,166)

Provision (benefit) for income taxes	-	(8,047)	4,200	1,111
Net income (loss)	$(6,460,895)	$202,119	$(7,156,030)	$(727,277)

Income (loss) available to
common stockholders per common share
- basic	$(0.08)	$0.01	$(0.10)	$(0.02)
- diluted	$(0.08)	$--	$(0.10)	$(0.02)

Weighted average shares outstanding -
- basic	77,934,956	35,911,544	69,194,342	34,727,364
- diluted	77,934,956	90,756,097	69,194,342	34,727,364

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2005 and 2004
(Unaudited)	2005	2004
	(restated)	(restated)
Cash Flows from Operating Activities:
Net loss	$(7,156,030)	$ (727,277)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	165,890	94,642
Provision for doubtful accounts receivable	69,000	-
Estimated fair value of stock options issued
to employees and non-employees for services rendered	-	5,310
Common stock issued to employees and non-employees	21,497	13,200
for services rendered
Common stock issued for consulting services	7,500	-
Interest expense in connection with inducement	306,429	-
Amortization of debt issue costs	39,000
Amortization of beneficial conversion feature and
warrants issued with convertible notes	6,700,417	86,038
Change in fair value of derivative liability	(130,903)	301,777
Accrued interest on convertible notes	86,878	-
Changes in operating assets and liabilities, net of
acquisition:
Accounts receivable	(220,183)	6,892
Inventories	(369)	(1,204)
Other current assets	58,278	-
Other assets	(31,775)	(18,770)
Accounts payable	(52,430)	(45,901)
Accrued expenses and accrued interest	226,022	473,246
Deferred revenue	125,239	-
Net cash provided by operating activities	214,460	187,953
Cash Flows from Investing Activities:
Purchases of property and equipment	(19,137)	(26,716)
Additions to capitalized software development	(9,998)	-
Cash paid for acquisition of TBS, net of cash acquired	-	(1,429,369)
Cash paid for acquisition of PFI, net of cash acquired	(378,189)	-
Costs incurred for purchase of TBS	-	(136,029)
Costs incurred for purchase of Resolutions	(69,620)	-
Net cash used in investing activities	(476,944)	(1,592,114)
Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	20,000	-
Proceeds from convertible notes payable, net of issuance
costs of $85,000	715,000	-
Proceeds from convertible notes payable to related parties	-	1,970,000
Principal payments under capital leases	(4,963)	(6,727)
Payments on notes payable	(3,455)	(1,807)
Payments on convertible notes payable to related parties	(200,000)	-
Payments on notes payable to related parties	(40,000)	-
Proceeds from exercise of warrants	-	240
Net cash provided by financing activities	486,582	1,961,706

	2005 (restated)	2004 (restated)
Net change in cash	224,098	557,545

Cash, beginning of period	458,009	64,702
Cash, end of period	$682,107	$622,247
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$11,805	$11,402
Income taxes	$2,400	$800

Supplemental Schedule of Noncash Investing and Financing Activities:
	2005 (restated)	2004 (restated)
Issuance of common stock as acquisition cost	$323,400	$22,000
Issuance of notes payable in acquisition	$200,000	$2,100,000
Issuance of common stock in acquisition	$-	$440,000
Debt assumed in acquisition	$-	$151,302
Debt discount in issuance of convertible notes payable
to related party	$-	$502,524
Issuance of common stock for no consideration	$240	$-
Issuance of common stock on conversion of debt
and accrued interest	$5,177,345	$-
Estimated fair value of warrants issued in connection
with acquisition	$2,205,000	$-
Estimated fair value of debt discount in issuance of
convertible note payable	$1,041,427	$-
Reclassification of warrant liability	$7,302,899	$-

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

The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at June 30, 2005 and the statements of operations for the three months ended June 30, 2005 and 2004.

Consolidated balance sheet at June 30, 2005:

	As Previously Reported	Restatement Adjustments		Restated Debit (Credit)
	Debit (Credit) Balance	Debit (Credit)		Balance

Goodwill	$5,111,749	$(85,240) (139,377)	(1) (2)	$4,887,132

Derivative Liability	$-	$130,903 (1,033,802) (6,400,000) 7,302,899	(3) (4) (6) (6)	$-

Convertible notes payable, net	$(968,022)	$(157,809) 189,617	(7) (8)	$(936,214)

Stockholders' Equity	$(5,483,937)	$536,390 248,431 59,364 85,240 (130,903) 157,809 105,000 800,000 (7,302,899) 5,600,000 34,377	(9) (10) (11) (1) (3) (7) (2) (5) (6) (5) (2)	$(5,291,128)

Consolidated statement of operations for the three months ended June 30, 2005:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Operating expenses	$1,279,607	$37,777	(13)	$1,317,384

Change in fair value of derivative liability	$-	$(125,580)	(3)	$(125,580)

Interest expense	$1,110,475	$66,728 5,600,000	(7) (5)	$6,777,203

Net loss	$881,970	$5,578,925	(14)	$6,460,895

Loss per common share - basic and diluted	$(0.01)	$(0.07)		$(0.08)

Consolidated statement of operations for the three months ended June 30, 2004:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Operating expenses	$811,392	$-		$811,392

Change in fair value of derivative liability	$-	$(281,488)	(12)	$(281,488)

Interest expense	$169,551	$16,800	(7)	$186,351

Net (income) loss	$62,569	$(264,688)	(15)	$(202,119)

Income per common share - basic and diluted	$-	$0.01		$0.01

Consolidated statement of operations for the six months ended June 30, 2005:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Operating expenses	$2,436,000	$9,240 37,777	(1) (13)	$2,483,017

Change in fair value of derivative liability	$-	$(130,903)	(3)	$(130,903)

Interest expense	$1,410,515	$157,809 5,600,000	(7) (5)	$7,168,324

Net loss	$1,482,107	$5,673,923	(16)	$7,156,030

Loss per common share - basic and diluted	$(0.02)	$(0.08)		$(0.10)

Consolidated statement of operations for the six months ended June 30, 2004:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Operating expenses	$1,530,027	$76,000	(1)	$1,606,027

Change in fair value of derivative liability	$-	$301,777	(12)	$301,777

Interest expense	$274,827	$25,014	(7)	$299,841

Net loss	$324,486	$402,791	(17)	$727,277

Loss per common share - basic and diluted	$(0.01)	$(0.01)		$(0.02)

1)     To record the reclassification of compensation paid to an employee in connection with the acquisition of TBS which was previously allocated to the purchase price to compensation expense.

2)     To record the reclassification of compensation paid to an employee in connection with the acquisition of Resolutions which was previously allocated to the purchase price to compensation expense and record employee stock-based compensation as additional paid-in capital.

3)     To record the change in fair value of the derivative liability during 2005.

4)     To record the estimated fair value of the derivative liability at December 31, 2004 and a $3,400 reconciling amount.

5)     To record the effect of EITF 00-19 on the estimated fair value of warrants issued with certain convertible notes.

6)     To record the reclassification of the derivative liability as a result of the modification of convertible notes payable to fix the variable conversion price.

7)     Record additional amortization of debt discount related to recording the fair value of the warrants, as prescribed under EITF 00-19.

8)     To record the additional debt discount based on the fair value of the warrants and embedded put option issued with certain convertible notes.

9)     To record the reclassification of the fair value of warrants issued with convertible notes from additional paid-in capital to derivative liability during prior periods.

10)  To record the change in fair value of the derivative liability through December 31, 2004 and a $3,400 reconciling amount.

11)  Record additional amortization of debt discount during the year ended December 31, 2004 related to recording the fair value of the warrants, as prescribed under EITF 00-19.

12)  To record the change in fair value of the derivative liability during 2004.

13)  To record the reclassification to compensation expense of compensation paid to an employee in connection with the acquisition of Resolutions which was previously allocated to the purchase price and a $3,400 reconciling amount.

14)  To record the net effects of the adjustments for the three months ended June 30, 2005.

15)  To record the net effects of the adjustments for the three months ended June 30, 2004.

16)  To record the net effects of the adjustments for the six months ended June 30, 2005.

17)  To record the net effects of the adjustments for the six months ended June 30, 2004.

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
(c)  Electronic forms; and
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

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, inventories, long-lived assets, goodwill and other intangible assets, and valuation of stock options, warrants, derivative liabilities, common stock, and deferred tax assets.   Actual results could differ from those estimates.

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

Income (loss) per Share

Basic income (loss) per share is computed by dividing income (loss) available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted income (loss) per share is computed similar to basic income (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Potentially dilutive shares of 37,821,000 as of June 30, 2005 and for the six months ended June 30, 2004 have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.  Diluted income per share for the three months ended June 30, 2004 includes the effect of dilutive shares of 54,844,553.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(restated)	(restated)	(restated)	(restated)
	============	===========	============	============
Net income (loss) as reported	$(6,460,895)	$202,119	$(7,156,030)	$(727,277)

Add: Total stock-based employee compensation expense under APB 25
	--	--	--	--

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects

	(135,000)	--	(260,000)	(309,058)
	------------------	-----------------	--------------------	-------------------

Pro forma net income ( loss)	$(6,595,895)	$202,119	$(7,416,030)	$(1,036,335)
	============	===========	============	============

Income (loss) per share - as reported
- basic	$(0.08)	$0.01	$(0.10)	$(0.02)
	============	===========	============	============
- diluted	$(0.08)	$--	$(0.10)	$(0.02)
	============	===========	============	============
Income (loss) per share - pro forma
- basic	$(0.08)	$0.01	$(0.10)	$(0.03)
	============	===========	============	============
- diluted	$(0.08)	$--	$(0.10)	$(0.03)
	============	===========	============	============

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

Warranty Costs

Effective February 17, 2004, the Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of June 30, 2005, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the three and six months ended June 30, 2005 and 2004 were insignificant.

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

During the three months ended June 30, 2005 and 2004, the Company recognized other income of $125,580 and $281,488, respectively, related to recording the derivative liabilities at fair value. During the six months ended June 30, 2005 and 2004, the Company recognized other income (loss) of $130,903 and $(301,777), respectively, related to recording the derivative liabilities at fair value.  At June 30, 2005, the Company had no remaining derivative liabilities as a result of the classification to additional paid-in capital of all derivative liabilities on June 3, 2005, the date of settlement.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the six months ended June 30, 2005 and 2004: dividend yield of 0%; average annual volatility of 200% (2005) and 140% (2004); and average risk free interest rates of  3.5% (2005) and 2.1% (2004).

5.            Acquisitions

TBS

On February 17, 2004, the Company purchased 100% of the issued and outstanding capital stock of TBS from Stephen A. Garner and James L. Campbell.

The unaudited pro forma combined historical results, as if TBS had been acquired on January 1, 2004 are estimated as follows (restated):

Six Months Ended
June 30, 2004
Net sales	$2,807,077
Net loss	$(797,903)
Weighted average common
shares outstanding:
Basic and diluted	35,911,544
Loss per share:
Basic and diluted	$(0.02)

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

VillageEDOCS funded the requirement to pay the third-party promissory note from the proceeds of the $800,000 convertible note (see Note 6).

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
---------------
2,779,500
=========

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and liabilities of Resolutions as of April 1, 2005, the effective date of the acquisition:

Cash	$53,811
Accounts receivable	297,742
Inventories	180,000
Property and equipment	153,040
Intangibles and other, net	749,925
Accounts payable and accrued expenses	(1,132,444)
Notes payable	(30,000)
-----------------
Net assets	272,074

Goodwill and other intangible assets	2,507,426
-----------------
$2,779,500
=========

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

The unaudited pro forma combined historical results, as if Resolutions had been acquired January 1, 2004 are estimated as follows (restated):

	Six Months Ended	Six Months Ended
	June 30, 2005	June 30, 2004
Net sales	$4,122,787	$3,061,053
Net loss	$(7,602,504)	$(535,053)
Weighted average common
shares outstanding:
Basic and diluted	69,194,342	34,727,364
Loss per share:
Basic and diluted	$(0.11)	$(0.02)

The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

6.           Notes Payable and Convertible Notes Payable to Related Parties (Restated)

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

In connection with the issuance of the Convertible Note, the Company recorded a debt discount of $800,000 and expense of $5,600,000 (based on accounting treatment proscribed under EITF 00-19 - see Note 4), related to the fair value of the warrants of $6,400,000.

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

The Convertible Note and Warrants A and B include provisions prohibiting the holder from converting the Convertible Note or exercising a warrant if, after such conversion or exercise, the holder and its affiliates would beneficially own more than 4.99% of the outstanding shares of the Company's common stock.  This restriction (a) may be revoked upon sixty-one (61) days prior notice from the holder to the Company and (b) shall not apply in the event of a sale by the Company of substantially all of its assets, or a merger involving the Company or an underwritten public offering of the Company's common stock.

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

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum.  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  If the Company is acquired, the principal and accrued interest on the note are convertible into shares of the Company's common stock at the lower of $2.50 per share or the price paid per share by the acquirer.  In addition, the principal and accrued interest on the note are convertible into shares of the Company's common stock at a conversion price equal to eighty five percent (85%) of average of the Company's common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company.  As an incentive for Mr. and Mrs. Williams to provide the loan, the Company agreed to issue them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.  In connection with the issuance of the note, the Company recorded a debt discount of $730,000 (restated), consisting of an embedded put option of $280,000 (restated) and the fair value of the warrant of $450,000 (restated), which were recorded as derivative liabilities upon note issuance.  The Company is amortizing the discount using the effective interest method through October 31, 2007.  On February 10, 2005, $700,000 in principal and $153,091 in accrued interest related to the note were converted into 6,690,913 shares of the Company's common stock.  In connection with the conversion, the Company recorded interest expense of $48,433 related to the unamortized BCF at the time of conversion.  During the six months ended June 30, 2005 and 2004, approximately $798,613 (restated), and $73,586 (restated), respectively, of interest expense was recognized in the accompanying consolidated statements of operations in connection with amortization of the debt discount.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share, which resulted in an additional debt discount due to the repricing of the note and such amortization is included in the $798,613 above.

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

Interest Expense

Total interest expense recognized on all the notes payable and convertible notes payable to related parties was $7,168,324 and $299,841 during the six months ended June 30, 2005 and 2004, respectively.  Total interest accrued and not paid on the notes payable and convertible notes payable to related parties as of June 30, 2005 totaled $86,578 and is included in the accompanying consolidated balance sheet.

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

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned) and recorded as compensation expense in the accompanying statement of operations.

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned).

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company agreed to issue 76,606 shares of restricted common stock to K. Mason Conner as a finder's fee.  The shares were valued at $12,257 (estimated fair value based on the closing price of the Company's common stock on the date earned) and recorded as compensation expense in the accompanying statement of operations.

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

On June 30, 2005 and in connection with the amendment and subsequent conversion of the notes, the Company issued an aggregate of 500,010 shares of its restricted common stock to 5 individuals as finder's fees.  The 500,010 shares were valued at $0.15 per share (fair value on date of issuance) and recorded as additional interest expense in the accompanying statements of operations.

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

On April 15, 2005 and in connection with the acquisition of PFI, the Company agreed to issue warrants to purchase an aggregate of 200,000 and 350,000 shares of VillageEDOCS' common stock at $0.15 per share to K. Mason Conner and H. Jay Hill, respectively, as a finder's fee.  Messrs. Conner and Hill are directors and executive officers of the Company.  The warrants were valued at $105,000 (based on the Black Scholes option pricing model) and recorded as additional paid-in capital based on the nature of the employee stock-based compensation in the accompanying balance sheet.

8.           Earnings (loss) per Share (restated)

              Basic and diluted earnings (loss) per common share is computed as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	===========	===========	============	============
Numerator for basic and diluted loss per common share:
Net earnings (loss) available to common stockholders	$(6,460,895)	$202,119	$(7,156,030)	$(727,277)
	===========	===========	============	============

Denominator for basic earnings (loss) per common share:

Weighted average common shares outstanding - basic	77,934,956	35,911,544	69,194,342	34,727,364

Effect of dilutive securities	--	54,844,553	--	--
	----------------	------------------	---------------------	---------------------
Weighted average common shares outstanding - diluted	77,934,956	90,756,097	69,194,342	34,727,364
	===========	==========	=============	============

Net earnings (loss) per common share available to common stockholders
- basic	$(0.08)	$0.01	$(0.10)	$(0.02)
	===========	===========	============	==============

- diluted	$(0.08)	$--	$(0.10)	$(0.02)
	===========	===========	============	=============

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

	Quarter ended / As of	Quarter ended / As of	Period ended / As of	Period ended / As of	1
	June 30 2005	June 30, 2004	June 30 2005	June 30, 2004	2
	(restated)	(restated)	(restated)	(restated)

Net sales from external customers:

Electronic document delivery services	$809,494	$678,214	$1,583,114	$1,280,383
Government accounting products and services	734,695	652,132	1,373,057	965,408
Electronic forms	731,329	-	731,329
Corporate	-	-	-	-
Total net sales from external customers	$2,275,518	$1,330,346	$3,687,500	$2,245,791

Operating income (loss):

Electronic document delivery services	$231,824	$63,055	$322,515	$84,705
Government accounting products and services	43,260	112,993	(164,285)	156,696
Electronic forms	193,280	-	193,280	-
Corporate	(277,636)	(77,113)	(465,919)	(365,949)
Total operating income (loss)	$190,728	$98,935	$(114,409)	$(124,548)

Depreciation and amortization:

Electronic document delivery services	$5,223	$31,488	$19,597	$61,396
Government accounting products and services	37,187	22,153	74,373	33,246
Electronic forms	71,920	-	71,920	-
Corporate	-	-	-	-
Total depreciation and amortization	$114,329	$53,641	$165,889	$94,642

Interest expense:

Electronic document delivery services	$419	$116,598	$419	$193,301
Government accounting products and services	-	2,952	933	3,433
Electronic forms	-	-	-	-
Corporate	6,776,784	66,801	7,166,972	103,1073
Total interest expense	$6,777,203	$186,351	$7,168,324	$299,841

Net income (loss):

Electronic document delivery services	$239,022	$(53,543)	$322,021	$(108,596)
Government accounting products and services	43,260	118,088	(165,218)	152,152
Electronic forms	193,280	-	193,280	-
Corporate	(6,936,457)	137,574	(7,506,113)	(770,833)
Total net income (loss)	$(6,460,895)	$202,119	$(7,156,030)	$(727,277)

Continued.
	Quarter ended / As of	Quarter ended / As of	Period ended / As of	Period ended / As of	1
	June 30 2005	June 30, 2004	June 30 2005	June 30, 2004	2
	(restated)	(restated)	(restated)	(restated)

Identifiable assets:

Electronic document delivery services	$581,992		$581,992
Government accounting products and services	6,269,731		6,269,731
Electronic forms	1,512,937		1,512,937
Corporate	249,359		249,359
Total identifiable assets	$8,614,019		$8,614,019

Capital expenditures:

Electronic document delivery services	$12,252	$22,108	$15,690	$26,716
Government accounting products and services	22,186	-	23,426	-
Electronic forms	8,041	-	8,041	-
Corporate	-	-	-	-
Total capital expenditures:	$42,479	$22,108	$47,157	$26,716

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

On April 15, 2005 and in connection with the acquisition of PFI, the Company issued warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS' common stock at $0.15 per share to Alexander Reiss and William Falcon, who became significant employees of the Company as a result of the acquisition.  The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model) and will vest at various amounts during the third, twelfth, twenty-fourth, and thirty-sixth months following the date of closing.

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned) and recorded as compensation expense in the accompanying statement of operations.

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company agreed to issue 76,606 shares of restricted common stock to K. Mason Conner as a finder's fee.  The shares were valued at $12,257 (estimated fair value based on the closing price of the Company's common stock on the date earned) and recorded as compensation expense in the accompanying statement of operations.

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

On March 28, 2006, the Company's Board of Directors determined that the Company was required to restate and reissue its annual report for the year ended December 31, 2004, as well as the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.  The unaudited consolidated financial statements included in this quarterly report reflect all adjustments we have made to our unaudited consolidated financial statements for the three and six months ended June 30, 2005 and 2004 as a result of the restatements.  Specifically, we strongly encourage you refer to Footnote No. 2 Restatement of Previously Issued Financial Statements in the accompanying unaudited consolidated financial statements.  We have used the restated amounts in the comparative discussions for 2004 and 2005 that follow.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2005 Compared to Three Months Ended June 30, 2004

Net Sales

Net sales for the three months ended June 30, 2005 were $2,275,518, a 71% increase over net sales for the prior year quarter of $1,330,346.  The increase of $945,172 in the 2005 quarter resulted from an increase of $131,280 (19%) in revenue from MVI (which resulted from growth in the number of clients) as well as an increase of $82,563 (13%) in revenue of TBS and the addition of $731,329 in sales from Resolutions.

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

Operating Expenses (restated)

Operating expenses for the three months ended June 30, 2005 increased by 62% to $1,317,384 from the $811,392 reported in the three months ended June 30, 2004.  Of the total increase of $505,992, $200,523 is attributable to increases in operating expenses of corporate, offset by decreases of $55,635 and $11,908 attributable to MVI and TBS, respectively, in addition to $373,012 of operating expenses of Resolutions.

During the three months ended June 30, 2005, corporate incurred $277,636 in operating expenses, an increase of $200,523 from the $77,113 reported in the 2004 quarter as a result of increased compensation costs and legal and accounting expenses.

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

During the three months ended June 30, 2004, Resolutions incurred $373,012 in operating expenses.  Sales and marketing, general and administrative, and depreciation and amortization expenses were $18,225, $282,867, and $71,920 respectively.

Operating Income (Loss) (restated)

As a result of the foregoing, the Company reported operating income for the three months ended June 30, 2005 of $190,728, compared to operating income of $98,935 for the three months ended June 30, 2004.  The overall operating income in the 2005 quarter was comprised of an operating loss of $277,636 from corporate, offset by operating incomes from MVI, TBS, and Resolutions of $231,824, $43,260, and $193,280 respectively.  The overall operating income in the 2004 quarter was comprised of operating income of $63,055 and $112,993 from MVI and TBS, respectively, offset by an operating loss from corporate of $77,113.

Change in Fair Value of Derivative Liability (restated)

During the three months ended June 30, 2005 and 2004 (restated), we recognized other income of $125,580 and $281,488, respectively, related to recording derivative liabilities at fair value.

Interest Expense (restated)

Interest expense for the quarter ended June 30, 2005 increased by $6,590,852 to $6,777,203 from the $186,351 reported in the prior year quarter.  Although interest charges incurred pursuant to the terms of convertible promissory notes decreased significantly as a result of the conversion to equity of approximately $4.46 million in debt (see "Liquidity" below), these decreases were offset by the cost of recording derivative liabilities at fair value.

Net Income (loss) (restated)

Net loss for the three months ended June 30, 2005 was $6,460,895, or $0.08 per share, compared to a net income of $202,119, or $0.01 per share for the three months ended June 30, 2004 on weighted average shares of 77,934,956 and 35,911,544, respectively.  The overall net loss in the 2005 quarter was comprised of net income of $239,022, $43,260 and $193,280 from MVI, TBS, and Resolutions, respectively, as offset by a net loss from corporate of $6,936,457.  The overall net loss in the 2004 quarter was comprised of net income of $137,574 and $118,088 from corporate and TBS, respectively as offset by net loss from MVI of $53,543.

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

Operating Expenses (restated)

Operating expenses for the six months ended June 30, 2005 increased by 55% to $2,483,017 from the $1,606,027 reported in the six months ended June 30, 2004.  Of the total increase of $876,990, $99,970, $60,035, and $343,973 are attributable to increases in operating expenses of corporate, MVI and TBS, respectively, and $373,012 in operating expenses of Resolutions.

During the six months ended June 30, 2005, corporate incurred $465,919 in operating expenses, an increase of $99,970 from the $365,949 reported in the 2004 period as a result of increased staff, legal, and accounting expenses.

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

Operating Income (Loss) (restated)

As a result of the foregoing, the Company reported an operating loss for the six months ended June 30, 2005 of $114,409, compared to an operating loss of $124,548 for the six months ended June 30, 2004.  The overall operating loss in the 2005 period was comprised of operating losses of $465,919 and $164,285 from corporate and TBS, respectively, offset by operating income from MVI and Resolutions of $322,515 and $193,280, respectively.  The overall operating loss in the 2004 period was comprised of operating income of $84,705 and $156,696 from MVI and TBS, respectively, offset by an operating loss from corporate of $365,949.

Change in Fair Value of Derivative Liability (restated)

During the six months ended June 30, 2005 and 2004 (restated), we recognized other income (expense) of $130,903 and $(301,777), respectively, related to recording derivative liabilities at fair value.

Interest Expense (restated)

Interest expense for the period ended June 30, 2005 increased by 2291% to $7,168,324 from the $299,841 reported in the prior year period.  Although interest charges incurred pursuant to the terms of convertible promissory notes decreased significantly as a result of the conversions to equity of convertible notes payable during the 2005 period (see "Liquidity" below), these decreases were offset by the cost of recording derivative liabilities at fair value.

Net Loss (restated)

Net loss for the six months ended June 30, 2005 was $7,156,030, or $0.10 per share, compared to a net loss of $727,277, or $0.02 per share, for the six months ended June 30, 2004 on weighted average shares of 69,194,342 and 34,727,364, respectively.  The overall net loss in the 2005 period was comprised of net losses of $7,506,113 and $165,218 from corporate and TBS, respectively, offset by net income from MVI and Resolutions of $322,021 and $193,280, respectively.  The overall net loss of $727,277 in the 2004 period was comprised of net losses of $770,833 and $108,596 from corporate and MVI, respectively, offset by net income of $152,152 from TBS.

LIQUIDITY

During the six months ended June 30, 2005, the Company's net cash position increased by $224,098 to $682,107. The Company's operating and financing activities provided net cash of  $214,460, and $486,582, respectively, and investing activities used net cash of $476,944.

Net cash provided by operating activities for the six months ended June 30, 2005 was $214,460, an increase of $26,507 from the $187,953 provided by operating activities for prior year period.

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

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of June 30, 2005 and 2004 because of a material weakness in our internal controls over financial reporting.

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

(b) Changes in internal control over financial reporting. Other than as noted above, there have been no changes in the Company's internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated July 14, 2006 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated July 14, 2006 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated July 14, 2006 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated July 14, 2006 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: July 14, 2006	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: July 14, 2006	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)