Form 10QSB/A
period 2005-09-30
VILLAGEEDOCS INC
filed 2006-07-21
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB/A

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________, 20__, to________, 20__.

Commission File Number:   000-31395

VillageEDOCS
(Exact name of small business issuer as specified in its charter)

California	33-0668917
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

14471 Chambers Road, Suite 105, Tustin, California 92780	(714) 734-1030
(Address of principal executive offices)	(Issuer’s telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES   ☒       NO   ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES   ☐       NO   ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13, or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.

YES   ☐       NO   ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 99,167,526 shares of the Registrant’s common stock outstanding as of October 31, 2005.

Transitional Small Business Format (check one)	YES ☐ NO ☒

VillageEDOCS

EXPLANATORY NOTE

VillageEDOCS (the “Company”) is filing this Amendment No. 1 on Form 10-QSB/A to amend its Quarterly Report on Form 10-QSB for the three and nine months ended September 30, 2005, as filed with the Securities and Exchange Commission (the “SEC”) on November 14, 2005 (the “Original Filing”). The purpose of this Amendment No. 1 is to amend and restate Part I, Item 1 and Item 2 which set forth the accounting for certain of its convertible notes payable during 2005. Previously, the Company had not identified or separately valued derivative instruments later determined to have been embedded within certain of the notes and has restated its financial statements to recognize the existence of derivatives, to account for a derivative liability, and to record the changes in fair value of the derivatives. In addition, Part I, Item 1, Item 2, and Item 3 have been amended and restated to reflect changes in the accounting for certain transactions involving the issuance of its common stock and common stock purchase warrants to employees in connection with the acquisitions of Tailored Business Systems, Inc. and Phoenix Forms Inc. Accordingly, changes have been made to the applicable line items associated with goodwill, convertible notes payable, derivative liability, additional paid-in capital, accumulated deficit, general and administrative expense, change in fair value of derivative liability, interest expense, net loss and net loss per common share. Finally the certifications attached as Exhibits 31.1, 31.2, 32.1 and 32.2 have been updated to reflect the filing date of this amendment and any interim changes in the regulations applicable to these certifications. Except as described above, no additions or modifications have been made to this Amendment No. 1 to reflect facts or events occurring subsequent to the date of the Original Filing.

ii

VillageEDOCS and subsidiaries
Consolidated Balance Sheet
(Unaudited)

September 30, 2005 (restated)
ASSETS
Current assets:
Cash	$639,079
Accounts receivable, net of allowance for doubtful
accounts of $67,000	1,513,900
Inventories	238,555
Other current assets	53,374

Total current assets	2,444,908

Property and equipment, net	403,970
Other assets	11,639
Software development	284,230
Other intangibles, net	789,241
Goodwill	4,887,132

$8,821,120

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$463,038
Accrued expenses	772,182
Deferred revenue	1,046,089
Notes payable to related parties	180,000
Current portion of convertible notes and accrued interest
payable to related parties, net of unamortized debt
discount of $60,949	330,311

Total current liabilities	2,791,620

Long term convertible notes
payable to related parties	200,000

Total liabilities	2,991,620

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, par value $0.001 per share:
Authorized – 48,000,000 shares
Issued and outstanding – 16,000,000 shares	16,000
Common stock, no par value:
Authorized – 250,000,000 shares
Issued and outstanding – 96,667,526 shares	13,309,884
Additional paid-in capital	13,113,088
Accumulated deficit	(20,609,472)

Total stockholders’ equity	5,829,500

$8,821,120

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 (restated)	2004 (restated)	2005 (restated)	2004 (restated)
Net sales	$2,620,854	$1,682,917	$6,308,354	$3,928,708
Cost of sales	1,124,250	799,737	2,443,142	1,564,049

Gross profit	1,496,604	883,180	3,865,212	2,364,659

Operating expenses:
Product and technology
development	242,734	125,788	595,589	300,637
Sales and marketing	267,752	223,379	846,863	530,878
General and administrative	638,851	333,559	2,024,013	1,362,596
Depreciation and amortization	164,025	54,401	329,914	149,043

Total operating expenses	1,313,362	737,127	3,796,379	2,343,154

Income from operations	183,242	146,053	68,833	21,505

Change in fair value of derivative liability	—	(52,240)	130,903	(354,017)
Interest expense	(849,667)	(190,590)	(8,017,991)	(490,431)

Loss before provision for
income taxes	(666,425)	(96,777)	(7,818,255)	(822,943)

Provision for income taxes	44,854	—	49,054	1,111

Net loss	$(711,279)	$(96,777)	$(7,867,309)	$(824,054)

Basic and diluted loss available to
common stockholders per common
share	$(0.01)	$—	$(0.10)	$(0.02)

Weighted average shares outstanding –
basic and diluted	94,345,283	35,911,544	78,276,650	35,253,633

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2005 and 2004
(Unaudited)

	2005 (restated)	2004 (restated)
Cash Flows from Operating Activities:
Net loss	$(7,867,309)	$(824,054)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	329,914	149,043
Provision for doubtful accounts receivable	67,000	—
Estimated fair value of stock options issued
to employees and non-employees for services rendered	—	5,310
Common stock issued to employees and
non-employees for services rendered	21,497	13,200
Common stock issued for consulting services	7,500	—
Interest expense in connection with inducement	434,572	—
Amortization of debt issue costs	39,000
Amortization of beneficial conversion feature and
warrants issued with convertible notes	7,410,730	156,760
Accrued interest on convertible notes	91,870	—
Change in fair value derivative liability	(130,903)	354,017
Changes in operating assets and liabilities, net of effects of acquisitions:
Accounts receivable	(575,669)	(218,649)
Inventories	(4,401)	(7,723)
Other current assets	49,832	—
Other assets	(26,052)	(18,212)
Accounts payable	2,592	(54,976)
Accrued expenses	298,738	572,667
Deferred revenue	102,433	—

Net cash provided by operating activities	251,344	127,383

Cash Flows from Investing Activities:
Purchases of property and equipment	(10,000)	(57,850)
Additions to capitalized software development	(69,047)	—
Cash paid for acquisition of TBS, net of cash acquired	—	(1,429,369)
Cash paid for acquisition of Resolutions, net of cash acquired	(378,189)	—
Costs incurred for purchase of TBS	—	(136,029)
Costs incurred for purchase of Resolutions	(69,620)	—

Net cash used in investing activities	(526,856)	(1,623,248)

Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	20,000	—
Proceeds from convertible notes payable, net of issuance
costs of $85,000	715,000	—
Proceeds from convertible notes payable to related parties	—	2,015,000
Payments on capital lease obligations	(4,963)	(10,340)
Principal payments on notes payable	(3,455)	(4,009)
Principal payments on convertible notes to related parties	(200,000)	—

Continued...

	2005 (restated)	2004 (restated)
Payments on notes payable to related parties	(70,000)	—
Proceeds from exercise of warrants	—	240

Net cash provided by financing activities	456,582	2,000,891

Net change in cash	181,070	505,026

Cash, beginning of period	458,009	64,702

Cash, end of period	$639,079	$569,728

Supplemental disclosure of cash flow information –
Cash paid during the period for:
Interest	$15,928	$28,471

Income taxes	$34,254	$800

	2005 (restated)	2004 (restated)
Supplemental Schedule of Noncash Investing and Financing Activities:

Issuance of common stock as acquisition cost	$323,400	$22,000

Issuance of common stock in acquisition	$—	$440,000

Issuance of notes payable in acquisition	$200,000	$2,100,000

Issuance of common stock as finders fees	$95,769	$—

Debt assumed in acquisition	$—	$151,302

Issuance of preferred stock on conversion of debt	$800,000	$—

Issuance of common stock for no consideration	$240	$—

Issuance of common stock on conversion of debt
and accrued interest	$5,397,345	$—

Estimated fair value of warrants issued in connection
with acquisition	$2,205,000	$—

Estimated fair value of debt discount in issuance of
convertible note payable	$1,142,935	$542,167

Reclassification of warrant liability	$7,302,899	$—

See accompanying notes to consolidated financial statements.

VillageEDOCS
Notes to Unaudited Consolidated Financial Statements – September 30, 2005 and 2004

1.	Management’s Representation

The management of VillageEDOCS (the “Company”) without audit has prepared the consolidated financial statements included herein. The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information. Certain information and note disclosures normally included in the consolidated financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been omitted. In the opinion of the management of the Company, all adjustments considered necessary for fair presentation of the consolidated financial statements have been included and were of a normal recurring nature, and the accompanying consolidated financial statements present fairly the consolidated financial position as of September 30, 2005, and the results of operations for the three and nine months ended September 30, 2005 and 2004.

It is suggested that these unaudited consolidated financial statements be read in conjunction with the audited financial statements and notes thereto for the year ended December 31, 2004, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005. The interim results are not necessarily indicative of the results for a full year.

2.	Background, Organization and Basis of Presentation

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally. On February 17, 2004, the Company acquired Tailored Business Systems, Inc. (“TBS”). TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms. On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company’s electronic document delivery business into a wholly owned subsidiary of the Company. In connection with the reorganization, the Company formed MessageVision, Inc. (“MVI”) on October 25, 2004. Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions (“PFI” or “Resolutions”). Resolutions provides products for document management, document archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, and electronic forms, document archiving, and e-mail archiving. The unaudited consolidated financial statements include the accounts of the Company and those of MVI, TBS and Resolutions, its wholly owned subsidiaries, since October 25, 2004, February 17, 2004, and April 1, 2005, respectively. All significant inter-company transactions and balances have been eliminated in consolidation.

Restatement of Previously Issued Financial Statements

During the year ended December 31, 2005, the Company determined that the manner in which it accounted for the variable conversion rate and an embedded put option of certain of its convertible notes payable (see Note 6) was not in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 133 “Accounting for Derivative Instruments and Hedging Activities,” (SFAS No. 133). The Company determined that the variable conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as a result of entering into the convertible note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income. Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the embedded derivative instruments as a liability and did not record the related changes in fair value.

During the year ended December 31, 2005, the Company also determined that certain transactions involving the issuance of its common stock, warrants, and cash to employees in connection with the acquisitions of TBS and Resolutions during 2005 and 2004 were not recorded in accordance with SFAS No. 141 “Business Combinations.”

The following tables present a summary of the effects of the restatement adjustments on the Company’s consolidated balance sheet at September 30, 2005 and the statements of operations for the three and nine months ended September 30, 2005 and 2004.

Consolidated balance sheet at September 30, 2005:

	As Previously Reported Debit (Credit) Balance	Restatement Adjustments Debit (Credit)		Restated Debit (Credit) Balance
Goodwill		$(85,240	) (1)
	$5,111,749	(139,377	) (2)	$4,887,132

Derivative Liability		$130,903	(3)
		(1,033,802	) (4)
		(6,400,000	) (6)
		7,302,899	(6)
	$—			$—

Convertible notes
payable, net		$(184,496	) (7)
		189,617	(8)
	$(535,432)			$(530,311)

Stockholders’ Equity		$536,390	(9)
		248,431	(10)
		59,364	(11)
		85,240	(1)
		(130,903	) (3)
		184,496	(7)
		105,000	(2)
		800,000	(5)
		(7,302,899	) (6)
		5,600,000	(5)
		34,377	(2)
	(6,048,996)			$(5,829,500)

Consolidated statement of operations for the three months ended September 30, 2005:

	As Previously Reported Debit (Credit) Balance	Restatement Adjustments Debit (Credit)		Restated Debit (Credit) Balance
Interest expense	$822,980	$26,687	(7)	$849,667

Net loss	$684,592	$26,687	(14)	$711,279

Loss per common share – basic and diluted	$(0.01)	$—		$(0.01)

Consolidated statement of operations for the three months ended September 30, 2004:

	As Previously Reported Debit (Credit) Balance	Restatement Adjustments Debit (Credit)		Restated Debit (Credit) Balance
Change in fair value of
derivative liability	$—	$52,240	(12)	$52,240

Interest expense	$173,790	$16,800	(7)	$190,590

Net loss	$27,737	$69,040	(15)	$96,777

Loss per common share – basic and diluted	$—	$—		$—

Consolidated statement of operations for the nine months ended September 30, 2005:

	As Previously Reported Debit (Credit) Balance	Restatement Adjustments Debit (Credit)		Restated Debit (Credit) Balance
Operating expenses		$9,240	(1)
	$3,749,362	37,777	(13)	$3,796,379

Change in fair value of derivative liability	$—	$(130,903	) (3)	$(130,903)

Interest expense		$184,496	(7)
	$2,233,495	5,600,000	(5)	$8,017,991

Net loss	$2,166,699	$5,700,610	(16)	$7,867,309

Loss per common share – basic and diluted	$(0.03)	$(0.07)		$(0.10)

Consolidated statement of operations for the nine months ended September 30, 2004:

	As Previously Reported Debit (Credit) Balance	Restatement Adjustments Debit (Credit)		Restated Debit (Credit) Balance
Operating expenses	$2,267,154	$76,000	(1)	$2,343,154

Change in fair value of derivative liability	$—	$354,017	(12)	$354,017

Interest expense	$448,617	$41,814	(7)	$490,431

Net loss	$352,223	$471,831	(17)	$824,054

Loss per common share – basic and diluted	$(0.01)	$(0.01)		$(0.02)

1)	To record the reclassification of compensation paid to an employee in connection with the acquisition of TBS which was previously allocated to the purchase price to compensation expense.

2)	To record the reclassification of compensation paid to an employee in connection with the acquisition of Resolutions which was previously allocated to the purchase price to compensation expense and record employee stock-based compensation as additional paid-in capital.

3)	To record the change in fair value of the derivative liability during 2005.

4)	To record the estimated fair value of the derivative liability at December 31, 2004 and a $3,400 reconciling amount.

5)	To record the effect of EITF 00-19 on the estimated fair value of warrants issued with certain convertible notes.

6)	To record the reclassification of the derivative liability as a result of the modification of convertible notes payable to fix the variable conversion price.

7)	Record additional amortization of debt discount related to recording the fair value of the warrants, as prescribed under EITF 00-19.

8)	To record the additional debt discount based on the fair value of the warrants and embedded put option issued with certain convertible notes.

9)	To record the reclassification of the fair value of warrants issued with convertible notes from additional paid-in capital to derivative liability during prior periods.

10)	To record the change in fair value of the derivative liability through December 31, 2004 and a $3,400 reconciling amount.

11)	Record additional amortization of debt discount during the year ended December 31, 2004 related to recording the fair value of the warrants, as prescribed under EITF 00-19.

12)	To record the change in fair value of the derivative liability during 2004.

13)	To record the reclassification to compensation expense of compensation paid to an employee in connection with the acquisition of Resolutions which was previously allocated to the purchase price and a $3,400 reconciling amount.

14)	To record the net effects of the adjustments for the three months ended September 30, 2005.

15)	To record the net effects of the adjustments for the three months ended September 30, 2004.

16)	To record the net effects of the adjustments for the nine months ended September 30, 2005.

17)	To record the net effects of the adjustments for the nine months ended September 30, 2004.

3.	Going Concern

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

4.	Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information.” SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company’s four reportable segments are managed separately based on fundamental differences in their operations. The Company operates in the following four reportable segments (see Note 10):

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

The Company has adopted Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as well as SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.” The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of fair value. Software license revenue allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services. Consulting and training services are billed based on contractual hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company’s products which do not require significant customization to or modification of the underlying software code.

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

Inventory

Inventory consists primarily of software licenses purchased for resale and is stated at the lower of cost or market. Cost is determined on a first-in, first-out basis. The Company periodically reviews its inventory quantities on hand and adjusts for excess and obsolete inventory based primarily on historical usage rates and its estimated forecast of product demand. Actual demand may differ from the Company’s estimates. Once established, write-downs of inventory are considered permanent adjustments to the basis of the excess or obsolete inventory.

Goodwill and Other Intangible Assets

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with SFAS No. 142, “Goodwill and Other Intangible Assets.” The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

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

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is necessary. The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined. At September 30, 2005, management believes there is no impairment of the long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation

The Company accounts for non-employee stock-based compensation under SFAS No. 123 “Accounting For Stock-Based Compensation.” SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion No. 25 (“APB 25”), “Accounting for Stock Issued to Employees.” Under APB 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company’s common stock and the grant price. Entities electing to remain with the accounting method of APB 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied.

In December 2004, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Small business issuers will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company’s overall results of operations or financial position.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005 (restated)	2004 (restated)	2005 (restated)	2004 (restated)
Net loss as reported	$(711,279)	$(96,777)	$(7,867,309)	$(824,054)

Add: Total stock-based employee compensation expense under APB 25	—	—	—	—

Deduct: Total stock-based employee compensation expense under fair value based method for all awards, net of related tax effects	(294,000)	(76,986)	(400,000)	(375,964)

Pro forma net loss	$(1,005,279)	$(173,763)	$(8,267,309)	$(1,200,018)

Basic and diluted loss per share – as reported	$(0.01)	$—	$(0.10)	$(0.02)

Basic and diluted loss per share – pro forma	$(0.01)	$—	$(0.11)	$(0.03)

Beneficial Conversion Feature

The convertible feature of convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to Emerging Issues Task Force Issue No. 98-5 (“EITF 98-5”), “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and Emerging Issues Task Force Issue No. 00-27,“Application of EITF Issue No. 98-5 To Certain Convertible Instruments,” the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. During the period ended September 30, 2005, in connection with the conversion of convertible promissory notes payable, the Company recorded the corresponding unamortized debt discount related to the BCF as interest expense when the related instruments were converted into the Company’s common stock.

Advertising

The Company expenses all advertising costs as incurred. Advertising costs were $77,017 and $47,677 for the nine months ended September 30, 2005 and 2004, respectively.

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of MVI’s internet-enabled fax services and web site, TBS’s government accounting software, and Resolution’s electronic form software. Product and technology development costs are expensed as incurred.

Warranty Costs

Effective February 17, 2004, the Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of September 30, 2005, management of the Company determined that a warranty reserve was not necessary. In addition, the charges to expense during the three and nine months ended September 30, 2005 and 2004 were insignificant.

Derivative Financial Instruments (restated)

In connection with the issuance of certain convertible notes payable (see Note 6), the terms of the notes payable provided for a conversion of the notes into shares of the Company’s common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as a result of entering into the note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

At September 30, 2005, the Company had no remaining derivative liabilities as a result of the classification to additional paid-in capital of all derivative liabilities on June 3, 2005, the date of settlement. During the three months ended September 30, 2004, the Company recognized other expense of $52,240 related to recording the derivative liabilities at fair value. During the nine months ended September 30, 2005 and 2004, the Company recognized other income (loss) of $130,903 and $(354,017), respectively, related to recording the derivative liabilities at fair value.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the nine months ended September 30, 2005 and 2004: dividend yield of 0%; average annual volatility of 200% (2005) and 140% (2004); and average risk free interest rates of 3.5% (2005) and 2.1% (2004).

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

VillageEDOCS purchased Resolutions with two promissory notes in the aggregate amount of $200,000, payment in full at closing of an existing third-party promissory note in the amount of $432,000, and warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS’ common stock at $0.15 per share. The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model).

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

The terms of the purchase were the result of arms-length negotiations. Neither of the Resolutions shareholders was previously affiliated with VillageEDOCS, although Resolutions has been a customer for several years of the electronic document delivery service now operated by VillageEDOCS’ subsidiary, MessageVision, Inc.

Resolutions provides products for document management, document archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, electronic forms, document archiving, and e-mail archiving.. Resolutions’ solutions are intended to help companies manage the entire life cycle of business critical information, whether it is to be printed, distributed, emailed, faxed, archived, imaged or just retrieved and viewed on screen.

Resolutions’ suite of products include: R-Forms, for electronic forms design presentation and distribution; R-Fax, an enterprise fax solution for production, desktop, and broadcast faxing; R-Checks, a turnkey check printing solution; R-Output Manager, a report and multi-page document automation manager that delivers reports and electronic forms to recipients via print, email, fax, post-to-web or archive; and Redmap, a full function imaging and archiving solution.

In connection with the acquisition of PFI, the Company incurred $47,500 in acquisition-related costs including, but not limited to, expenses incurred for legal, accounting and travel.

The purchase price has been determined as follows (restated):

Cash	$432,000
Promissory notes	200,000
Warrants to purchase 10,000,000 shares at $0.15 per share	2,100,000
Acquisition costs (restated)	47,500

$2,779,500

The following represents an allocation of the purchase price over the fair value of the acquired assets and liabilities of Resolutions as of April 1, 2005, the effective date of the acquisition:

Cash	$53,811
Accounts receivable	297,742
Inventories	180,000
Property and equipment	153,040
Intangibles and other, net	749,925
Accounts payable and accrued expenses	(1,132,444)
Notes payable	(30,000)

Net assets	272,074

Goodwill and other intangible assets (restated)	2,507,426

$2,779,500

This allocation is preliminary and may be subject to change upon evaluation of the fair value of Resolutions’ acquired assets and liabilities as of the acquisition date as well as the potential identification of certain intangible assets. The Company is in the process of analyzing the components of the intangible assets it acquired and will determine the final purchase price allocation during 2005.

From the date of the acquisition, the Company has reported Resolutions’ results of operations as a new segment, electronic forms. The goodwill from the acquisition of Resolutions has been allocated entirely to the electronic forms segment.

The unaudited pro forma combined historical results, as if TBS and Resolutions had been acquired January 1, 2004 are estimated as follows (restated):

	Nine Months Ended September 30, 2005	Nine Months Ended September 30, 2004
Net sales	$6,743,741	$5,305,255
Net loss	$(8,088,146)	$(645,958)
Weighted average common shares outstanding:
Basic and diluted	78,276,650	35,815,481
Loss per share:
Basic and diluted	$(0.10)	$(0.02)

The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

6.	Notes Payable and Convertible Notes Payable to Related Parties

Barron Partners, LP

On April 13, 2005, the Company issued a convertible note payable to Barron Partners, LP (“Barron”) in the principal amount of $800,000 (the “Convertible Note”) which was converted into 16,000,000 shares of the Company’s Series A preferred stock on September 30, 2005.

In connection with the Convertible Note, the Company issued Barron a warrant (“Warrant A”) to purchase up to 32,000,000 shares of its common stock at $0.10 per share (subject to adjustment, as defined). Pursuant to the warrant agreement, the holder has the right to purchase preferred shares of the Company for a limited time, as defined. In addition, the Company issued Barron a warrant (“Warrant B”) to purchase up to 8,000,000 shares of its common stock at $0.25 per share (subject to adjustment, as defined). Warrants A and B vested upon grant and are exercisable through April 2010. The warrants contain certain cashless exercise and anti-dilution provisions, as defined.

In connection with the issuance of the Convertible Note, the Company recorded a debt discount of $800,000,and expense of $5,600,000 (based on accounting treatment proscribed under EITF 00-19 – see Note 4), related to the fair value of the warrants of $6,400,000.

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

The Convertible Note and Warrants A and B include provisions prohibiting the holder from converting the Convertible Note or exercising a warrant if, after such conversion or exercise, the holder and its affiliates would beneficially own more than 4.99% of the outstanding shares of the Company’s common stock. This restriction (a) may be revoked upon sixty-one (61) days prior notice from the holder to the Company and (b) shall not apply in the event of a sale by the Company of substantially all of its assets, or a merger involving the Company or an underwritten public offering of the Company’s common stock.

C. Alan and Joan P. Williams

On February 10, 2005, the Company received notice from C. Alan Williams and Joan P. Williams, a related party, of their intent to convert $3,682,609 in convertible secured promissory notes payable and accrued interest thereon to 40,332,669 shares of the Company’s restricted common stock. Per the terms of the convertible secured promissory notes, the conversion price with respect to $1,939,652 in principal and interest was $0.07 per share. The conversion price with respect to $853,091 in principal and interest was $0.1275 per common share, which was eighty-five percent of the average of the Company’s common stock closing bid price on the Over-The-Counter Bulletin Board for the ten consecutive trading days prior to February 10, 2005. The conversion price with respect to $889,866 in principal and interest was $0.15 per share, which was the average of the Company’s common stock closing bid price on the Over-The-Counter Bulletin Board for the ten consecutive trading days prior to February 10, 2005.

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum. The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. If the Company is acquired, the principal and accrued interest on the note are convertible into shares of the Company’s common stock at the lower of $2.50 per share or the price paid per share by the acquirer. In addition, the principal and accrued interest on the note are convertible into shares of the Company’s common stock at a conversion price equal to eighty five percent (85%) of average of the Company’s common stock closing bid price on the OTCBB, NASDAQ or other established securities exchange or market for the ten (10) consecutive trading days prior to the date Mr. and Mrs. Williams deliver written notice of their conversion election to the Company. As an incentive for Mr. and Mrs. Williams to provide the loan, the Company agreed to issue them a warrant to purchase 5,000,000 shares of the Company’s restricted common stock at $0.10 per share exercisable until February 17, 2009. In connection with the issuance of the note, the Company recorded a debt discount of $730,000 (restated), consisting of an embedded put option of $280,000 (restated) and the fair value of the warrant of $450,000 (restated), which were recorded as derivative liabilities upon note issuance. The Company is amortizing the discount using the effective interest method through October 31, 2007. On February 10, 2005, $700,000 in principal and $153,091 in accrued interest related to the note were converted into 6,690,913 shares of the Company’s common stock. Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share, which resulted in an additional debt discount of $241,427 due to the modification and repricing of the conversion price.

On June 30, 2005, the Company accepted notices from a group of 18 holders of an aggregate of $715,000 in convertible secured promissory notes payable (the “Note Holders”) of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 7,150,000 shares of VillageEDOCS’ restricted common stock at $0.10 per share. The shares were issued on June 30, 2005. The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during June 2005. The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment. The amendment to the conversion price was recorded as an inducement, and accordingly, the Company recorded additional interest expense of $306,429 at the time of conversion. In addition, in connection with the repricing, the Company recorded additional debt discount of $75,881 related to BCF.

On June 30, 2005, in connection with the conversion of the notes, the Company issued an aggregate of 500,010 shares of its restricted common stock to five individuals as finders fees. The 500,010 shares were valued at $0.15 per share (fair value on date of issuance) and recorded against additional paid in capital in accordance with the nature of the services provided.

On September 30, 2005, the Company accepted notices from a group of 7 holders of an aggregate of $220,000 in convertible secured promissory notes payable (the “Note Holders”) of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 2,200,000 shares of VillageEDOCS’ restricted common stock at $0.10 per share. The shares were issued on September 30, 2005. The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during August and September 2005. The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment. The amendment to the conversion price was recorded as an inducement, and accordingly, the Company recorded additional interest expense of $128,143 at the time of conversion. In addition, in connection with the repricing, the Company recorded additional debt discount of $25,627 related to BCF.

On September 30, 2005, in connection with the conversion of the notes, the Company issued an aggregate of 148,336 shares of its restricted common stock to five individuals as finder’s fees. The 148,336 shares were valued at $0.15 per share (fair value on date of issuance) and recorded against additional paid in capital in accordance with the nature of the services provided.

During 2005, $1,010,730 of interest expense was recognized in the accompanying consolidated statement of operations in connection with amortization of the debt discount.

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

James Townsend

On June 3, 2005, James Townsend, a holder of $779,736 in convertible secured promissory notes payable and accrued interest thereon, exercised the right to convert the entire amount of outstanding principal and interest on his notes to 7,797,361 shares of VillageEDOCS’ restricted common stock at a price of $0.10 per share.

James L. Campbell and Stephen A. Garner

In connection with the acquisition of TBS, the Company issued a $300,000 convertible promissory note to Stephen A. Garner and a $300,000 convertible promissory note to James L. Campbell (the “TBS Notes”). Each of the TBS Notes bears interest at 5 percent per annum and is due and payable in three equal annual installments of $100,000, with the first installment paid in full during February 2005 and subsequent installments due on February 17, 2006 and February 17, 2007. The TBS Notes are secured by a Stock Pledge Agreement and a Security Agreement. In addition, Messrs. Garner and Campbell have the right to convert the balance of unpaid principal and interest of the TBS Notes into shares of the Company’s common stock at the rate of 9.8 shares of Common Stock for each $1.00 of principal and interest to be converted.

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

Interest Expense

Total interest expense recognized on all the notes payable and convertible notes payable to related parties was $8,017,991 and $490,431 during the nine months ended September 30, 2005 and 2004, respectively. Total interest accrued and not paid on the notes payable and convertible notes payable to related parties as of September 30, 2005 totaled $91,870 and is included in the accompanying consolidated balance sheet.

7.	Stockholders’ Equity

a.	Preferred Stock

On May 20, 2005, stockholders holding shares representing 74% of the votes entitled to be cast at a meeting of the Company’s stockholders consented in writing to a proposal to amend the Company’s articles of incorporation to create and establish a series of preferred stock of the Company in connection with a private placement of the Company’s $800,000 convertible promissory note. The amendment authorized 48,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 (“Series A Preferred Stock”). Each share of Series A Preferred Stock shall be convertible into one share of Common Stock. Series A Preferred Stock will be immediately convertible into Common Stock, however, the Company is prohibited from effecting any conversion of the Series A Preferred Stock, and the holder shall not have the right to convert any portion of the Series A Preferred Stock, to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion. The foregoing restriction may be waived (a) upon sixty-one days prior notice from the holder to the Company and (b) shall not apply in the event of a sale of substantially all of the assets or securities of the Company, a merger involving the corporation or an underwritten public offering of the Company’s common stock. No dividends shall be payable with respect to the Series A Preferred Stock. The Series A Preferred Stock shall have no voting right, except with respect to changes in the powers, preferences or rights of the Preferred Stock. The liquidation preference of the Series A Preferred Stock is equal to $0.05 per share (the “Liquidation Value”). Upon liquidation of the Company, holders of Series A Preferred Shares will be paid the Liquidation Value prior to distribution of any amounts to holders of our Common Stock.

On September 30, 2005, the Company accepted a notice from Barron Partners LP of its intent to convert the entire amount of an $800,000 convertible promissory note to 16,000,000 shares of the Company’s Series A Preferred Stock at $0.05 per share. The shares were issued on September 30, 2005.

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

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder’s fee. The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned) and recorded as compensation expense in the accompanying statement of operations.

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder’s fee agreement. The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned) and recorded as additional consideration of the purchase.

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company agreed to issue 76,606 shares of restricted common stock to K. Mason Conner as a finder’s fee. The shares were valued at $12,257 (estimated fair value based on the closing price of the Company’s common stock on the date earned) and recorded as compensation expense in the accompanying statement of operations.

On June 3, 2005, James Townsend, a holder of $779,736 in convertible secured promissory notes payable and accrued interest thereon exercised the right to convert the entire amount of outstanding principal and interest on his notes to 7,797,361 shares of VillageEDOCS’ restricted common stock at a price of $0.10 per share.

On June 30, 2005, the Company accepted notices from a group of 18 holders of an aggregate of $715,000 of convertible secured promissory notes payable (the “Note Holders”) of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 7,150,000 shares of VillageEDOCS’ restricted common stock at $0.10 per share. The shares were issued on June 30, 2005. The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during June 2005. The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

On June 30, 2005 and in connection with the conversion of the notes, the Company issued an aggregate of 500,010 shares of its restricted common stock to 5 individuals as finders fees. The 500,010 shares were valued at $0.15 per share (fair value on date of issuance) and recorded as additional paid in capital in accordance with the nature of the services provided.

On June 30, 2005, the Company issued 50,000 shares of common stock to a consultant for services. The shares were valued at $0.15 per share (fair value on date of issuance) and the Company recorded $7,500 of consulting expense in accordance with the nature of the services provided.

On September 30, 2005, the Company accepted notices from a group of 7 holders of an aggregate of $220,000 in convertible secured promissory notes payable (the “Note Holders”) of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 2,200,000 shares of VillageEDOCS’ restricted common stock at $0.10 per share. The shares were issued on September 30, 2005. The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during August and September 2005. The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

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

On May 20, 2005, stockholders holding shares representing 74% of the votes entitled to be cast at a meeting of the Company’s stockholders consented in writing to a proposal to amend the Company’s articles of incorporation to increase the number of authorized shares of the Company’s Common Stock from 175,000,000 to 250,000,000, no stated par value per share.

c.	Stock Options

Effective January 30, 2002, the Board of Directors of the Company adopted an equity incentive plan (the “2002 Plan”) that authorized the issuance of options to acquire up to 28,000,000 shares of common stock, as amended, to employees and certain outside consultants. On November 27, 2002, the stockholders of the Company approved the 2002 Plan and the number of shares reserved for issuance pursuant to the 2002 Plan. The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term. Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.

During the three months ended September 30, 2005, the Company granted to its employees options to purchase 1,695,000 shares of its common stock at $0.18 per share under the 2002 Plan. Options to purchase 255,000 shares of the Company’s common stock under the 2002 Plan were cancelled due to their expiration or the termination of employment. All options were issued above or at the fair market value of the Company’s common stock on the dates of grant and vest on various dates from the date of grant through September 2010.

d.	Warrants

In connection with the Convertible Note, the Company issued Barron a warrant (“Warrant A”) to purchase up to 32,000,000 shares of its common stock at $0.10 per share (subject to adjustment, as defined). Pursuant to the warrant agreement, the holder has the right to purchase preferred shares of the Company for a limited time, as defined. In addition, the Company issued Barron a warrant (“Warrant B”) to purchase up to 8,000,000 shares of its common stock at $0.25 per share (subject to adjustment, as defined) valued at $711,111 (see Note 6). Warrants A and B vested upon grant and are exercisable through April 2010. The warrants contain certain cashless exercise and anti-dilution provisions, as defined.

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

The Note and both warrants include provisions prohibiting the holder from converting the Note or exercising a warrant if, after such conversion or exercise, the holder and its affiliates would beneficially own more than 4.99% of the outstanding shares of Company common stock. This restriction (a) may be revoked upon sixty-one (61) days prior notice from the holder to the Company and (b) shall not apply in the event of a sale by the Company of substantially all of its assets, or a merger involving the Company or an underwritten public offering of the Company’s common stock.

On April 15, 2005 and in connection with the acquisition of PFI, the Company issued warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS’ common stock at $0.15 per share. The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model) and included as consideration in the purchase price, and will vest at various amounts during the third, twelfth, twenty-fourth, and thirty-sixth months following the date of closing.

On April 15, 2005 and in connection with the acquisition of PFI, the Company agreed to issue warrants to purchase an aggregate of 200,000 and 350,000 shares of VillageEDOCS’ common stock at $0.15 per share to K. Mason Conner and H. Jay Hill, respectively, as a finder’s fee. Messrs. Conner and Hill are directors and executive officers of the Company. The warrants were valued at $105,000 (based on the Black Scholes option pricing model) and recorded as additional paid-in capital based on the nature of the employee stock-based compensation in the accompanying balance sheet.

8.	Loss per Share (restated)

Basic and diluted loss per common share is computed as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2005	September 30, 2004	September 30, 2005	September 30, 2004
Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$(711,279)	$(96,777)	$(7,867,309)	$(824,054)

Denominator for basic and diluted loss per common share:
Weighted average common shares outstanding	94,345,283	35,911,544	78,276,650	35,253,633

Net loss per common share available to common stockholders	$(0.01)	$—	$(0.10)	$(0.02)

9.	Commitments and Contingencies

Leases

The Company leases certain property and equipment under operating lease agreements (including a related party lease – see Note 11) which expire on various dates through 2009 and provide for monthly lease payments ranging from $297 to $6,200.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the State of California and the State of Georgia. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with the Company’s acquisition of TBS, the parties have agreed to indemnify each other from claims relating to the acquisition agreement to a maximum of $1,500,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement. In connection with the Company’s acquisition of Resolutions, the parties have agreed to indemnify each other from claims relating to the acquisition agreement in excess of $10,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

10.	Segment Reporting

The Company’s operations are classified into four principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies. The Company operates in the following four reportable segments:

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

	Quarter ended / As of September 30, 2005 (restated)	Quarter ended / As of September 30, 2004 (restated)	Nine months ended / As of (2) September 30, 2005 (restated)	Nine months ended / As of (1) September 30, 2004 (restated)
Net revenue from external customers:

Electronic document delivery services	$777,684	$708,027	$2,360,798	$1,988,410
Government accounting products and
services	1,220,271	974,890	2,593,328	1,940,298
Electronic forms	622,899	—	1,354,228	—
Corporate	—	—	—	—

Total net revenue from external
customers:	$2,620,854	$1,682,917	$6,308,354	$3,928,708

Operating income:

Electronic document delivery services	$252,871	$117,062	$575,386	$201,767
Government accounting products and
services	116,428	158,830	(47,857)	315,526
Electronic forms	49,330	—	242,610	—
Corporate	(235,387)	(129,839)	(701,306)	(495,788)

Total operating income:	$183,242	$146,053	$68,833	$21,505

Depreciation and amortization

Electronic document delivery services	$5,637	$32,215	$25,234	$93,611
Government accounting products and
services	37,186	22,186	111,559	55,432
Electronic forms	121,202	—	193,121	—
Corporate	—	—	—	—

Total depreciation and amortization:	$164,025	$54,401	$329,914	$149,043

Interest expense:

Electronic document delivery services	119	$66,587	$538	$259,888
Government accounting products and
services	—	3,280	933	6,713
Electronic forms	—	—	—	—
Corporate	849,548	120,723	8,016,520	223,830

Total interest expense:	$849,667	$190,590	$8,017,991	$490,431

Continued...

	Quarter ended / As of September 30, 2005 (restated)	Quarter ended / As of September 30, 2004 (restated)	Nine months ended / As of September 30, 2005 (restated)	Nine months ended / As of September 30, 2004 (restated)
Net income (loss):
Electronic document delivery services	$252,160	$49,675	$574,181	$(58,921)
Government accounting products and
services	76,574	156,350	(88,644)	308,502
Electronic forms	44,197	—	237,477	—
Corporate	(1,084,210)	(302,802)	(8,590,323)	(1,073,635)

Total net loss:	$(711,279)	$(96,777)	$(7,867,309)	$(824,054)

Electronic document delivery services	$744,901		$744,901
Government accounting products and
services	3,755,273		3,755,273
Electronic forms	4,095,415		4,095,415
Corporate	225,531		225,531

Total identifiable assets:	$8,821,120		$8,821,120

Capital expenditures:

Electronic document delivery services	$5,000	$25,025	$10,000	$51,741
Government accounting products and
services	—	—	—	6,109
Electronic forms	59,049	—	69,047	—
Corporate	—	—	—	—

Total capital expenditures:	$64,049	$25,025	$79,047	$57,850

(1)	2004 period results and balances for the Government accounting products and services segment are reported as of and for the period from February 17, 2004 (date of acquisition of TBS) through September 30, 2004.
(2)	2005 period results and balances for the Electronic forms segment are reported as of and for the period from April 1, 2005 (date of acquisition of Resolutions) through September 30, 2005.

11.	Related Party Transactions

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

On April 15, 2005 and in connection with the acquisition of PFI, the Company issued warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS’ common stock at $0.15 per share to Alexander Reiss and William Falcon, who became significant employees of the Company as a result of the acquisition. The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model) and will vest at various amounts during the third, twelfth, twenty-fourth, and thirty-sixth months following the date of closing.

During February 2005 and in connection with the acquisition of TBS, the Company agreed to issue 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder’s fee. The shares were valued at $0.14 per share (the estimated fair value on the date that the shares were earned) and recorded as compensation expense in the accompanying statement of operations.

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company agreed to issue 76,606 shares of restricted common stock to K. Mason Conner as a finder’s fee. The shares were valued at $12,257 (estimated fair value based on the closing price of the Company’s common stock on the date earned) and recorded as compensation expense in the accompanying statement of operations.

12.	Subsequent Events

On October 21, 2005, the Company accepted a notice from Barron Partners LP of its intent to convert 2,500,000 shares of the Company’s Series A Preferred Stock into 2,500,000 shares of the Company’s common stock. The shares of common stock were issued on October 24, 2005.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

FORWARD-LOOKING INFORMATION

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. These statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. The words “anticipate,” “believe,” “expect,” “plan,” “intend,” “seek,” “estimate,” “project,” “will,” “could,” “may,” and similar expressions are intended to identify forward-looking statements. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company’s current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company’s control, including, without limitation, the risks described under the caption “Factors That May Affect Future Results” in Item 6 of the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. Investors are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

WEBSITE ACCESS TO REPORTS

Our principal executive offices are currently located at 14471 Chambers Road, Suite #105, Tustin, CA 92780. The Company’s Internet website address is www.villageedocs.com. The Company’s annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports of Form 8-K, and all amendments thereto, are available free of charge on the Company’s website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

GENERAL OVERVIEW

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with the unaudited consolidated balance sheet as of September 30, 2005, and the unaudited consolidated statements of operations for the three and nine months ended September 30, 2005 and 2004, the unaudited consolidated statements of cash flows for the nine months ended September 30, 2005 and 2004, and the related notes thereto as well as the audited financial statements of the Company for the years ended December 31, 2004 and 2003, included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on March 31, 2005. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions.

On March 28, 2006, the Company’s Board of Directors determined that the Company was required to restate and reissue its annual report for the year ended December 31, 2004, as well as the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005. The unaudited consolidated financial statements included in this quarterly report reflect all adjustments we have made to our unaudited consolidated financial statements for the three and nine months ended September 30, 2005 and 2004 as a result of the restatements. Specifically, we strongly encourage you refer to Footnote No. 2 Restatement of Previously Issued Financial Statements in the accompanying unaudited consolidated financial statements. We have used the restated amounts in the comparative discussions for 2004 and 2005 that follow.

The Company cautions readers that important facts and factors described in this Management’s Discussion and Analysis of Financial Condition and Results or Plan of Operations and elsewhere in this document sometimes have affected, and in the future could affect, the Company’s actual results, and could cause the Company’s actual results during the remainder of 2005 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2004 consolidated financial statements, the Company has suffered recurring losses from operations, and has a working capital deficit that raises substantial doubt about its ability to continue as a going concern.

On February 17, 2004, the Company acquired TBS. The results of TBS for the periods ended September 30, 2005 are compared with the results of TBS for the period from February 17, 2004 through September 30, 2004. On April 1, 2005, the Company acquired Resolutions. Accordingly, management believes that the following presentation of comparative results of operations, while required, may not be meaningful since the data for the 2004 periods present only the portion of TBS’ operating results reported from the date of acquisition and do not present any data for Resolutions since we did not own them during 2004. In addition, the data for the 2005 periods include the results of Resolutions from April 1, 2005. This acquisition has caused, and is expected to cause, the results of the Company to vary significantly from those previously reported during 2005 and 2004.

On April 13, 2005, the Company obtained $800,000 in cash from Barron Partners, LP (“Barron”) and issued a convertible note payable along with stock purchase warrants. See Capital Resources and Recent Developments below for additional information.

To fund the Company’s planned expansion, management is actively seeking additional financing by issuing equity or a combination of equity and debt financing from new shareholders and/or lenders in 2005 or 2006. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to maintain profitable operations or complete additional acquisitions.

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

Revenue Recognition.   The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements”, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or the services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

The Company has adopted Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as well as SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.”  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of fair value. Software license revenue allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services.  Consulting and training services are billed based on contractual hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of the Company’s products which do not require significant customization to or modification of the underlying software code.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Stock-Based Compensation.   The Company accounts for non-employee stock-based compensation under Statement of Financial Accounting Standards “SFAS” No. 123, “Accounting For Stock-Based Compensation.” SFAS No. 123 defines a fair value based method of accounting for stock-based compensation. However, SFAS No. 123 allows an entity to continue to measure compensation cost related to stock and stock options issued to employees using the intrinsic method of accounting prescribed by Accounting Principles Board Opinion “APB” No. 25, as amended, “Accounting for Stock Issued to Employees.” Under APB No. 25, compensation cost, if any, is recognized over the respective vesting period based on the difference, on the date of grant, between the fair value of the Company’s common stock and the grant price. Entities electing to remain with the accounting method of APB No. 25 must make pro forma disclosures of net income and earnings per share, as if the fair value method of accounting defined in SFAS No. 123 had been applied. The Company has elected to account for its stock-based compensation to employees under APB No. 25.

In December 2004, the Financial Accounting Standards Board “FASB” issued SFAS No. 123 (revised 2004) (“SFAS 123(R)”), “Share-Based Payment,” to provide investors and other users of financial statements with more complete and neutral financial information by requiring that the compensation cost relating to share-based payment transactions be recognized in financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. SFAS 123(R) replaces SFAS No. 123, and supersedes APB 25. SFAS No. 123, as originally issued in 1995, established as preferable a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in APB No. 25, as long as the footnotes to financial statements disclosed what net income would have been had the preferable fair-value-based method been used. Small business issuers will be required to apply SFAS 123(R) as of the first interim or annual reporting period that begins after December 15, 2005. The Company is in the process of evaluating whether the adoption of SFAS 123(R) will have a significant impact on the Company’s overall results of operations or financial position.

Goodwill and Other Intangible Assets.   The Company has adopted SFAS No. 142 “Goodwill and Other Intangible Assets.”  Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.

Identifiable assets and liabilities acquired in connection with business acquisitions accounted for under the purchase method are recorded at their respective fair values.  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets.   The Company’s management assesses the recoverability of its long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Beneficial Conversion Feature.   The convertible feature of certain of our convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to Emerging Issues Task Force Issue No. 98-5 (“EITF 98-5”), “Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio” and Emerging Issues Task Force Issue No. 00-27,“Application of EITF Issue No. 98-5 To Certain Convertible Instruments,” the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments. The Company will record the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument is converted into the Company’s common stock.

Derivative Financial Instruments.   In connection with the issuance of certain convertible notes payable, the terms of the notes payable provided for a conversion of the notes into shares of the Company’s common stock at a rate which was determined to be variable. The Company determined that the variable conversion feature was an embedded derivative instrument pursuant to SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date. In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as a result of entering into the note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date. Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date. If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge. If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.

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

Change in Fair Value of Derivative Liability (restated)
During the three months ended September 30, 2005 and 2004 (restated), we recognized other income (expense) of $0 and $(52,240), respectively, related to recording derivative liabilities at fair value.

Interest Expense (restated)
Interest expense for the quarter ended September 30, 2005 increased $659,077 to $849,667 from the $190,590 reported in the prior year quarter. Although interest charges incurred pursuant to the terms of convertible promissory notes decreased as a result of the conversion to equity of approximately $5 million in debt (see “Liquidity” below) during 2005, these decreases were offset by the cost of recording derivative liabilities at fair value.

Net Loss (restated)
Net loss for the three months ended September 30, 2005 was $711,279, or $0.01 per share, compared to a net loss of $96,777, or $0.00 per share for the three months ended September 30, 2004 on weighted average shares of 94,345,283 and 35,911,544, respectively. The overall net loss in the 2005 quarter was comprised of net income of $252,160, $76,574 and $44,197 from MVI, TBS, and Resolutions, respectively, as offset by a net loss from corporate of $1,084,210. The overall net loss in the 2004 quarter was comprised of a net loss of $302,802 from corporate, offset by net income from TBS and MVI of $156,350 and $49,675, respectively.

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

Operating Expenses (restated)
Operating expenses for the nine months ended September 30, 2005 increased by 62% to $3,796,379 from the $2,343,154 reported in the nine months ended September 30, 2004. Of the total increase of $1,453,225, $205,518, $25,067, and $560,234 are attributable to increases in operating expenses of corporate, MVI and TBS, respectively, and $662,406 in operating expenses of Resolutions.

During the nine months ended September 30, 2005, corporate incurred $701,306 in operating expenses, an increase of $205,518 from the $495,788 reported in the 2004 period as a result of increased staff, legal, and accounting expenses.

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

During the nine months ended September 30, 2005, Resolutions incurred $662,406 in operating expenses. Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $102,567, $138,666, $228,052 and $193,121, respectively.

Operating Income (restated)
As a result of the foregoing, the Company reported an operating income for the nine months ended September 30, 2005 of $68,833, compared to an operating income of $21,505 for the nine months ended September 30, 2004. The overall operating income in the 2005 period was comprised of operating losses of $701,306 and $47,857 from corporate and TBS, respectively, offset by operating income from MVI and Resolutions of $575,386 and $242,610, respectively. The overall operating income in the 2004 period was comprised of operating income of $201,767 and $315,526 from MVI and TBS, respectively, offset by an operating loss from corporate of $495,788.

Change in Fair Value of Derivative Liability (restated)
During the nine months ended September 30, 2005 and 2004 (restated), we recognized other income (expense) of $130,903 and $(354,017), respectively, related to recording derivative liabilities at fair value.

Interest Expense (restated)
Interest expense for the period ended September 30, 2005 increased $7,527,560 to $8,017,991 from the $490,431 reported in the prior year period. Although interest charges incurred pursuant to the terms of convertible promissory notes decreased as a result of the conversions to equity of convertible notes payable during the 2005 period (see “Liquidity” below), these decreases were offset by the cost of recording derivative liabilities at fair value.

Net Loss (restated)
Net loss for the nine months ended September 30, 2005 was $7,867,309, or $0.10 per share, compared to a net loss of $824,054, or $0.02 per share, for the nine months ended September 30, 2004 on weighted average shares of 78,276,650 and 35,253,633, respectively. The overall net loss in the 2005 period was comprised of net losses of $8,590,323 and $88,644 from corporate and TBS, respectively, offset by net income from MVI and Resolutions of $574,181 and $237,477, respectively. The overall net loss of $824,054 in the 2004 period was comprised of net losses of $1,073,635 and $58,921 from corporate and MVI, respectively, offset by net income of $308,502 from TBS.

LIQUIDITY

During the nine months ended September 30, 2005, the Company’s net cash position increased by $181,070 to $639,079. The Company’s operating and financing activities provided net cash of $251,344, and $456,582, respectively, and investing activities used net cash of $526,856.

Net cash provided by operating activities for the nine months ended September 30, 2005 was $251,344, an increase of $123,961 from the $127,383 provided by operating activities for prior year period.

The Company’s investing activities consisted of acquisition costs for Resolutions, additional TBS acquisition costs and the purchase of computer equipment. Net cash used in investing activities decreased $1,096,392 to $526,856 from the $1,623,248 reported for the 2004 period, during which most of the cash used in the Company’s investing activities was for the acquisition of TBS. The acquisition of Resolutions in 2005 involved significantly less cash than the acquisition of TBS in 2004.

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

On February 10, 2005, the Company received notice from C. Alan Williams and Joan P. Williams of their intent to convert $3,682,609 in convertible secured promissory notes payable and accrued interest thereon to 40,332,669 shares of the Company’s restricted common stock. As a result of the conversion, the Williams acquired shared voting and shared dispositive power over seventy-seven percent (77%), or 59,495,094 shares, of the Company’s common stock. As a result of the conversion, the amount owed by the Company to the Williams pursuant to convertible promissory notes payable was $1,000,000 in principal and approximately $62,000 in unpaid interest as of March 31, 2005. As a result of the conversion, the Company will report a reduction in interest expense in connection with its borrowings from the Williams during 2005 as compared with 2004.

On June 30, 2005, the Company accepted notices from a group of 18 holders of an aggregate of $715,000 in convertible secured promissory notes payable (the “Note Holders”) of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 7,150,000 shares of VillageEDOCS’ restricted common stock at $0.10 per share. The shares were issued on June 30, 2005. The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during June 2005. The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

On September 30, 2005, the Company accepted notices from a group of 7 holders of an aggregate of $220,000 in convertible secured promissory notes payable (the “Note Holders”) of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 2,200,000 shares of VillageEDOCS’ restricted common stock at $0.10 per share. The shares were issued on September 30, 2005. The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during August and September 2005. The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

On June 3, 2005, James Townsend, a holder of $779,736 in convertible secured promissory notes payable and accrued interest thereon exercised the right to convert the entire amount of outstanding principal and interest on his notes to 7,797,361 shares of VillageEDOCS’ restricted common stock at a price of $0.10 per share.

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

On April 13, 2005, the Company issued a convertible note payable to Barron Partners, LP (“Barron”) in the principal amount of $800,000 (the “Convertible Note”) which was converted into 16,000,000 shares of preferred stock at September 30, 2005. During October 2005, Barron converted 2,500,000 shares of Series A Preferred Stock to an equal number of shares of the Company’s common stock.

In connection with the Convertible Note, the Company issued Barron a warrant (“Warrant A”) to purchase up to 32,000,000 shares of its common stock at $0.10 per share (subject to adjustment, as defined). Pursuant to the warrant agreement, the holder has the right to purchase preferred shares of the Company for a limited time, as defined. In addition, the Company issued Barron a warrant (“Warrant B”) to purchase up to 8,000,000 shares of its common stock at $0.25 per share (subject to adjustment, as defined). Warrants A and B vested upon grant and are exercisable through April 2010. The warrants contain certain cashless exercise and anti-dilution provisions, as defined.

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

VillageEDOCS purchased Resolutions for $2,918,877 with two promissory notes in the aggregate amount of $200,000, payment in full at closing of an existing third-party promissory note in the amount of $432,000, and warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS’ common stock at $0.15 per share. The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model). The warrants will vest at various amounts during the third, twelfth, twenty-fourth, and thirty-sixth months following the date of closing.

VillageEDOCS funded the requirement to pay the third-party promissory note from the proceeds of the $800,000 Convertible Note described above.

The terms of the purchase were the result of arms-length negotiations. Neither of the Resolutions shareholders was previously affiliated with VillageEDOCS, although Resolutions has been a customer for several years of the electronic document delivery service now operated by VillageEDOCS’ subsidiary, MessageVision, Inc.

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

Resolutions’ suite of products include: R-Forms, for electronic forms design presentation and distribution;  R-Fax, an enterprise fax solution for production, desktop, and broadcast faxing;  R-Checks, a turnkey check printing solution;  R-Output Manager, a report and multi-page document automation manager that delivers reports and electronic forms to recipients via print, email, fax, post-to-web or archive; and Redmap, a full function imaging and archiving solution.

ITEM 3 – CONTROLS AND PROCEDURES

As of September 30, 2005, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures were effective.  No significant changes were made in our internal controls or in other factors that could significantly affect these controls subsequent to September 30, 2005.

(a)    Evaluation of Disclosure Controls and Procedures.   The Company carried out an evaluation under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures. Based upon that evaluation, the CEO and CFO concluded that as of September 30, 2005 our disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

Remediation of Material Weakness in Internal Control

As reported in our 2005 Form 10-KSB, we determined at the end of 2005 that the Company’s policies and procedures did not provide for adequate management, oversight, and review of the Company’s accounting for (i) the identification of the variable conversion features embedded within its debt instruments, (ii) stock-based compensation related to bonuses issued to certain executives in connection with its acquisitions, and (iii) stock-based compensation in connection with the amendment and subsequent conversion of certain convertible promissory notes. These deficiencies resulted in the restatement of the Company’s consolidated financial statements for the year ended December 31, 2004 and quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.

The foregoing led our management to conclude that our disclosure controls and procedures were not effective as of September 30, 2005 and 2004 because of a material weakness in our internal controls over financial reporting.

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

(b)    Changes in internal control over financial reporting.   Other than as noted above, there have been no changes in the Company’s internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS

The Company’s management, including the CEO and CFO, does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material error. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of the control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the internal control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, control may become inadequate because of changes in conditions, and/or the degree of compliance with the policies or procedures may deteriorate.

PART II

ITEM 1 – LEGAL PROCEEDINGS.

The Company is not a party in any lawsuits. There were no new legal matters to report during the three months ended September 30, 2005.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 13, 2005, the Company issued a convertible note payable to Barron Partners, LP (“Barron”) in the principal amount of $800,000 which is convertible into 16,000,000 shares of the Company’s preferred stock. The note does not bear interest and is due on September 30, 2005.

In connection with the Convertible Note, the Company issued Barron a warrant (“Warrant A”) to purchase up to 32,000,000 shares of its common stock at $0.10 per share (subject to adjustment, as defined). Pursuant to the warrant agreement, the holder has the right to purchase preferred shares of the Company for a limited time, as defined. In addition, the Company issued Barron a warrant (“Warrant B”) to purchase up to 8,000,000 shares of its common stock at $0.25 per share (subject to adjustment, as defined). Warrants A and B vested upon grant and are exercisable through April 2010. The warrants contain certain cashless exercise and anti-dilution provisions, as defined.

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company issued two promissory notes in the aggregate amount of $200,000. The notes bear interest at 5 percent per annum and are due in no less than ten monthly installments, subject to certain terms and conditions, as defined.

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company issued warrants to purchase an aggregate of 10,000,000 shares of VillageEDOCS’ common stock at $0.15 per share. The warrants were valued at $2,100,000 (estimated based on the Black Scholes option pricing model) and will vest at various amounts during the third, twelfth, twenty-fourth, and thirty-sixth months following the date of closing.

On April 15, 2005 and in connection with the acquisition of Resolutions, the Company agreed to issue warrants to purchase an aggregate of 200,000 and 350,000 shares of VillageEDOCS’ common stock at $0.15 per share to K. Mason Conner and H. Jay Hill, respectively, as a finder’s fee. Messrs. Conner and Hill are directors and executive officers of the Company. The warrants were valued at $105,000 (based on the Black Scholes option pricing model). In addition, the Company agreed to issue 76,606 shares of restricted common stock to K. Mason Conner as a finder’s fee. The shares were valued at $12,257 (estimated fair value based on the closing price of the Company’s common stock on the date earned).

On May 20, 2005, shareholders holding shares representing 74% of the votes entitled to be cast at a meeting of the Company’s shareholders consented in writing to a proposal to amend the Company’s articles of incorporation to create and establish a series of preferred stock of the Company in connection with a private placement of the Company’s $800,000 convertible promissory note. The amendment authorizes 48,000,000 shares of Series A Convertible Preferred Stock, par value $0.001 (“Series A Preferred Stock”). Each share of Series A Preferred Stock shall be convertible into one share of Common Stock.  Series A Preferred Stock will be immediately convertible into Common Stock, however, the Company is prohibited from effecting any conversion of the Series A Preferred Stock, and the holder shall not have the right to convert any portion of the Series A Preferred Stock, to the extent that after giving effect to such conversion, the holder (together with the holder’s affiliates) would beneficially own in excess of 4.99% of the number of shares of Common Stock outstanding immediately after giving effect to the conversion.  The foregoing restriction may be waived (a) upon sixty-one days prior notice from the holder to the Company and (b) shall not apply in the event of a sale of substantially all of the assets or securities of the Company, a merger involving the corporation or an underwritten public offering of the Company’s common stock. No dividends shall be payable with respect to the Series A Preferred Stock. The Series A Preferred Stock shall have no voting right, except with respect to changes in the powers, preferences or rights of the Preferred Stock. The liquidation preference of the Series A Preferred Stock is equal to $0.05 per share (the “Liquidation Value”).  Upon liquidation of the Company, holders of Series A Preferred Shares will be paid the Liquidation Value prior to distribution of any amounts to holders of our Common Stock.

On May 20, 2005, shareholders holding shares representing 74% of the votes entitled to be cast at a meeting of the Company’s shareholders consented in writing to a proposal to amend the Company’s articles of incorporation to increase the number of authorized shares of the Company’s Common Stock from 175,000,000 to 250,000,000, no stated par value per share.

On September 30, 2005, the Company accepted a notice from Barron Partners LP of its intent to convert the entire amount of an $800,000 convertible promissory note to 16,000,000 shares of the Company’s Series A Preferred Stock at $0.05 per share. The shares were issued on September 30, 2005.

On June 3, 2005, a holder (the “Note Holder”) of $779,736 in convertible secured promissory notes payable and accrued interest thereon exercised the right to convert the entire amount of outstanding principal and interest on his notes to 7,797,361 shares of VillageEDOCS’ restricted common stock at a price of $0.10 per share. On June 3, 2005, the Company and the Note Holder executed an agreement to amend the terms of the notes to extend the due date of the notes to October 31, 2007 and to establish a variable conversion price if the notes were not converted to common stock within 30 days of the date of the amendment. The Note Holder provided written notification to the Company of his intent to convert immediately upon the execution of the amendment. These shares were issued on June 30, 2005.

On June 30, 2005, the Company accepted notices from a group of 18 holders of an aggregate of $715,000 in convertible secured promissory notes payable (the “Note Holders”) of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 7,150,000 shares of VillageEDOCS’ restricted common stock at $0.10 per share. The shares were issued on June 30, 2005. The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during June 2005. The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

On June 30, 2005 and in connection with the amendment and subsequent conversion of the notes, the Company issued an aggregate of 500,010 shares of its restricted common stock to 5 individuals as finder’s fees. The 500,010 shares were valued at $0.15 per share (fair value on date of issuance).

On September 30, 2005, the Company accepted notices from a group of 7 holders of an aggregate of $220,000 in convertible secured promissory notes payable (the “Note Holders”) of their intent to convert the entire amount of outstanding principal on their notes to an aggregate of 2,200,000 shares of VillageEDOCS’ restricted common stock at $0.10 per share. The shares were issued on September 30, 2005. The Note Holders had previously purchased their notes from C. Alan and Joan P. Williams during August and September 2005. The Company and the Note Holders subsequently executed agreements to amend the terms of the notes to reduce the conversion price to $0.10 per share from $0.14 per share subject to the notes being converted to common stock within 30 days of the date of the amendment.

On September 30, 2005 and in connection with the amendment and subsequent conversion of the notes, the Company issued an aggregate of 148,336 shares of its restricted common stock to five individuals as finders fees. The 148,336 shares were valued at $0.14 per share (fair value on date of issuance).

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

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5 – OTHER INFORMATION.

None.

ITEM 6 – EXHIBITS.

Exhibit No.	Description
2.1	Agreement and Plan of Merger dated January 31, 2004 by and among VillageEDOCS, VillageEDOCS Merger Sub, Inc., Tailored Business Systems, Inc., Stephen A. Garner, and James L. Campbell previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
2.2	Plan of Internal Restructuring previously filed as Exhibit B to the Company’s Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference.
2.3	Stock Purchase Agreement dated as of April 1, 2005 and executed April 15, 2005 by and among VillageEDOCS Acquisition Corp, Phoenix Forms, Inc., and Its Shareholders. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
3.1	Articles of Incorporation, as amended. Previously filed with the Company’s Form 10-SB filed on August 29, 2000.
3.2	By-laws. Previously filed with the Company’s Form 10-SB filed on August 29, 2000.
3.3	Article of Amendment to Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company’s 14C Information Statement filed on July 23, 2004.
3.4	Article of Amendment to Articles of Incorporation to increase authorized number of common shares and to create a class of preferred stock. Previously filed with the Company’s 14C Information Statement filed on June 7, 2005
3.5	Form of Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. Previously filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.1	Letter Agreement dated July 30, 2002 by and between the Company, C. Alan Williams, and Joan P. Williams previously filed as Exhibit 4.1 to the Company’s Quarterly Report on Form 10-QSB for the period ended June 30, 2002 and incorporated herein by reference.
4.2	Promissory Note Modification Agreement dated July 15, 2002 by and between the Registrant and James W. Townsend previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 2, 2002 and incorporated herein by reference.
4.3	Form of Unsecured Convertible Promissory Note. Previously filed as Exhibit 4.5 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.
4.4	Form of Convertible Secured Promissory Note. Previously filed as Exhibit 4.6 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.
4.5	2002 Equity Incentive Plan dated as of January 30, 2002. Previously filed as Exhibit 4.1 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.
4.6	Form of Stock Option Agreement. Previously filed as Exhibit 4.2 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.
4.7	Promissory Note Modification Agreement dated May 9, 2002 by and among the Company, Joan P. Williams and C. Alan Williams. Previously filed as Exhibit 4.3 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.

4.8	Security Agreement dated May 9, 2002 by and among the Company, Joan P. Williams and C. Alan Williams. Previously filed as Exhibit 4.4 to the Registrant’s Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference.
4.9	Promissory Note to Stephen A. Garner dated February 17, 2004 previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
4.10	Promissory Note to James L. Campbell dated February 17, 2004 previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
4.11	Guaranty by Tailored Business Systems, Inc. to Stephen A. Garner dated February 17, 2004 previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
4.12	Guaranty by Tailored Business Systems, Inc. to James L. Campbell dated February 17, 2004 previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
4.13	Form of Security Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
4.14	Form of Security Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell previously filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
4.15	Registration Rights Agreement dated February 17, 2004 by and between VillageEDOCS and Stephen A. Garner previously filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
4.16	Registration Rights Agreement dated February 17, 2004 by and between VillageEDOCS and James L. Campbell previously filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
4.17	Form of Stock Pledge Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner previously filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
4.18	Form of Stock Pledge Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell previously filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
4.19	Notice of Intent to Exercise Conversion Right dated February 10, 2005 by Joan P. Williams and C. Alan Williams. Previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on February 14, 2005.
4.20	Promissory Note to Alexander Riess dated April 15, 2005. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.21	Promissory Note to William R. Falcon dated April 15, 2005. Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.22	Common Stock Purchase Warrant to Alexander Riess dated as of April 1, 2005. Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.23	Common Stock Purchase Warrant to William R. Falcon dated as of April 1, 2005. Previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 19, 2005.

4.24	Note Purchase Agreement dated April 13, 2005 by and between VillageEDOCS and Barron Partners LP. Previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.25	Convertible Note to Barron Partners LP dated April 13, 2005. Previously filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.26	Registration Rights Agreement dated April 13, 2005 by and between VillageEDOCS and Barron Partners LP. Previously filed as Exhibit 4.7 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.27	Form of Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. Previously filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.28	Stock Purchase Warrant “A” dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.9 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.29	Stock Purchase Warrant “B” dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.10 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.30	Form of Note Assignment. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 6, 2005.
4.31	Form of Promissory Note Modification Agreement. Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on July 6, 2005.
4.32	Form of Notice of Intent to Exercise Conversion Right. Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on July 6, 2005.
4.33	Notice of conversion by Barron Partners LP dated September 30, 2005. Previously filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on October 5, 2005.
10.1	Consulting and Other Services agreement dated January 28, 2003 by and between the Company and Paul Allen. Previously filed as Exhibit 4.8 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003 and incorporated herein by reference.
10.2	Employment Offer Letter dated April 23, 2004 by and between Tailored Business Systems, Inc. and James L. Kolassa. Previously filed as Exhibit 10.2 to the Company’s Annual Report on Form 10-KSB filed on March 31, 2005 and incorporated herein by reference.
10.3	Debt settlement agreement dated January 28, 2003 by and between the Company and James R. Spoerl. Previously filed as Exhibit 4.9 to the Company’s Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003 and incorporated herein by reference.
10.4	Employment Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
10.5	Employment Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
10.6	General Release and Noncompetition Agreement dated February 17, 2004 by Stephen A. Garner in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
10.7	General Release and Noncompetition Agreement dated February 17, 2004 by James L. Campbell in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.
10.8	Lease Agreement dated February 17, 2004 by and between Perimeter Center Partners and Tailored Business Systems, Inc. previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference.

10.9	Employment Agreement dated June 10, 2004 by and between the Company and K. Mason Conner previously filed as Exhibit C to the Company’s Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference.
10.10	Employment Agreement dated June 10, 2004 by and between the Company and H. Jay Hill previously filed as Exhibit D to the Company’s Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference.
10.11	Employment Agreement dated June 10, 2004 by and between the Company and Michael Richard previously filed as Exhibit E to the Company’s Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference.
10.12	Employment Agreement dated as of April 1, 2005 by and between Phoenix Forms, Inc. and Alexander Riess. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
10.13	Employment Agreement dated as of April 1, 2005 by and between Phoenix Forms, Inc. and William R Falcon. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
10.14	Release of Claims Agreement dated as of April 1, 2005 by Alexander Riess in favor of Phoenix Forms, Inc. Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
10.15	Release of Claims Agreement dated as of April 1, 2005 by William R. Falcon in favor of Phoenix Forms, Inc. Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
10.16	Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and K. Mason Conner. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 29, 2005.
10.17	Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and H. Jay Hill. Previously filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on April 29, 2005.
10.18	Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and Michael A. Richard. Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 29, 2005.
14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated July 21, 2006 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated July 21, 2006 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated July 21, 2006 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated July 21, 2006 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: July 21, 2006	By:	/s/ K. Mason Conner
K. Mason Conner Chief Executive Officer and Director

Dated: July 21, 2006	By:	/s/ Michael A. Richard
Michael A. Richard Chief Financial Officer (Principal Accounting Officer)