Form 10QSB
period 2006-06-30
VILLAGEEDOCS INC
filed 2006-08-16
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

YES	NO

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 148,868,127 shares of the Registrant's common stock outstanding as of July 31, 2006.

Transitional Small Business Format (check one)	YES	NO	X

VillageEDOCS

VillageEDOCS and subsidiaries
Consolidated Balance Sheet
(Unaudited)
June 30,
2006

ASSETS
Current assets:
Cash	$639,311
Accounts receivable, net of allowance for doubtful
accounts of $315,140	1,217,401
Inventories, net	181,734
Prepaid expenses and other current assets, net	175,301
Total current assets	2,213,747

Property and equipment, net	515,364
Other assets	72,137
Goodwill	12,081,483
Other intangibles, net	1,293,090
$16,175,821

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$918,035
Accrued expenses	1,604,483
Deferred revenue	2,428,294
Line of credit	840,000
Notes payable to related parties	198,281
Current portion of convertible notes payable and accrued
interest payable to related parties, net of unamortized debt
discount of $19,571	343,090
Total current liabilities	6,332,183

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized, -- 48,000,000 shares
Issued and outstanding -- 11,000,000 shares	11,000
(liquidation preference of $550,000)
Common stock, no par value:
Authorized -- 400,000,000 shares
Issued and outstanding -- 146,868,127 shares	17,865,133
Additional paid-in capital	13,484,678
Accumulated deficit	(21,517,173)
Total stockholders' equity	9,843,638
$16,175,821

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
		2005		2005
	2006	(restated)	2006	(restated)
Net sales	$3,034,092	$2,275,518	$5,101,931	$3,687,500
Cost of sales	1,112,791	767,406	1,816,903	1,318,892
Gross profit	1,921,301	1,508,112	3,285,028	2,368,608
Operating expenses:
Product and technology
development	536,578	162,897	798,698	352,855
Sales and marketing	409,333	280,397	733,097	579,111
General and administrative	1,151,339	759,761	2,093,094	1,385,162
Depreciation and amortization	129,828	114,329	212,589	165,889
Total operating expenses	2,227,078	1,317,384	3,837,478	2,483,017
Income (loss) from operations	(305,777)	190,728	(552,450)	(114,409)

Other expense, net of other income	(24,557)	-	(23,965)	-
Change in fair value of derivative liability	-	125,580	-	130,903
Interest expense, net of interest income	(26,359)	(6,777,203)	(49,667)	(7,168,324)
Loss before provision for
income taxes	(356,693)	(6,460,895)	(626,082)	(7,151,830)

Provision for income taxes	-	-	4,000	4,200
Net loss	$(356,693)	$(6,460,895)	$(630,082)	$(7,156,030)

Basic and diluted loss available to
common stockholders per common
Share	$-	$(0.08)	$(0.01)	$(0.10)

Weighted average shares outstanding -
basic and diluted	146,535,158	77,934,956	115,707,360	69,194,342

See accompanying notes to consolidated financial statements.

Consolidated Statements of Cash Flows
For the Six Months Ended June 30, 2006 and 2005
(Unaudited)
		2005
	2006	(restated)
Cash Flows from Operating Activities:
Net loss	$ (630,082)	$ (7,156,030)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	212,589	165,890
Provision for doubtful accounts receivable	24,879	69,000
Estimated fair value of stock options issued to employees
and non-employees for services rendered	244,591	-
Common stock issued to employees and non-employees
for services rendered	29,761	28,997
Interest expense in connection with inducement	-	306,429
Amortization of debt issue costs	-	39,000
Amortization of debt discount	7,338	6,700,417
Change in fair value of derivative liability	-	(130,903)
Accrued interest on convertible notes	3,252	86,878
Changes in operating assets and liabilities, net of
acquisition:
Accounts receivable	111,416	(220,183)
Inventories	8,291	(369)
Prepaid expenses and other current assets	(47,726)	58,278
Other assets	(3,295)	(31,775)
Accounts payable	108,351	(52,430)
Accrued expenses and accrued interest	(1,063,521)	226,022
Deferred revenue	1,173,797	125,239
Net cash provided by operating activities	179,641	214,460
Cash Flows from Investing Activities:
Purchases of property and equipment	(22,437)	(19,137)
Additions to capitalized software development	(16,144)	(9,998)
Cash acquired in acquisition of GSI, net of cash paid	234,535	-
Cash paid for acquisition of PFI	-	(378,189)
Costs incurred for purchase of GSI	(130,054)	-
Costs incurred for purchase of TBS	-	(69,620)
Net cash provided by (used in) investing activities	65,900	(476,944)
Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	10,000	20,000
Proceeds from notes payable	-	715,000
Payments on capital lease obligations	-	(4,963)
Principal payments on notes payable	(108,281)	(3,455)
Principal payments on convertible notes to related parties	(200,000)	(200,000)
Payments on notes payable to related parties	(70,000)	(40,000)
Net cash (used in) provided by financing activities	(368,281)	486,582
Net change in cash	(122,740)	224,098

Cash, beginning of period	762,051	458,009
Cash, end of period	$ 639,311	$ 682,107

Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 37,342	$ 11,805
Income taxes	$ 4,000	$ 2,400

Supplemental Schedule of Noncash Investing
and Financing Activities	2006	2005 (restated)

Issuance of common stock as acquisition cost	$254,100	$323,400
Issuance of notes payable in acquisition	$-	$200,000
Issuance of common stock on conversion of preferred stock	$2,500	$-
Issuance of common stock for no consideration	$-	$240
Issuance of common stock on conversion of debt
and accrued interest	$-	$5,177,345
Estimated fair value of common stock issued in connection
with acquisition	$4,266,388	$-
Estimated fair value of warrants issued in connection
with acquisition	$-	$2,205,000
Estimated fair value of debt discount in in issuance of
convertible note payable	$-	$1,041,427
Reclassification of warrant liability	$-	$7,302,899
Accrual for patent license	$250,000	$-

See accompanying notes to consolidated financial statements.

VillageEDOCS

Notes to Unaudited Consolidated Financial Statements - June 30, 2006 and 2005

1.          Management's Representation

The accompanying unaudited consolidated financial statements have been prepared by VillageEDOCS (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's financial statements contained in the Company's annual report on Form 10-KSB for the fiscal year ended December 31, 2005, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the Securities and Exchange Commission. Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying Unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2005.

2.          Background, Organization and Basis of Presentation

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company.  In connection with the reorganization, the Company formed MessageVision, Inc. ("MVI") on October 25, 2004.  Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions ("PFI" or "Resolutions").  Resolutions provides products for document management, document archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, and electronic forms.  Effective May 1, 2006, the Company acquired GoSolutions, Inc. ("GSI").  GSI provides enhanced voice and data communications services including speech-driven messaging, unified communications, and audio conferencing applications. The unaudited consolidated financial statements include the accounts of the Company and those of MVI, TBS, Resolutions, and GSI, its wholly owned subsidiaries, since October 25, 2004, February 17, 2004, April 1, 2005, and May 1, 2006, respectively.   All significant inter-company transactions and balances have been eliminated in consolidation.

Restatement of Previously Issued Financial Statements

During the year ended December 31, 2005, the Company determined that the manner in which it accounted for the variable conversion rate and an embedded put option of certain of its convertible notes payable (see Note 6) was not in accordance with Statement of Financial Accounting Standards ("SFAS") No. 133 "Accounting for Derivative Instruments and Hedging Activities."  The Company determined that the variable conversion feature was an embedded derivative instrument and that the conversion option was an embedded put option pursuant to SFAS No. 133. The accounting treatment of derivative financial instruments required that the Company record the derivatives and related warrants at their fair values as of the inception date of the note agreements and at fair value as of each subsequent balance sheet date.  In addition, under the provisions of the Emerging Issue Task Force ("EITF") Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the convertible note agreements, the Company was required to classify all other non-employee warrants as derivative liabilities and record them at their fair values at each balance sheet date.  Any change in fair value was recorded as non-operating, non-cash income or expense at each balance sheet date.  If the fair value of the derivatives was higher at the subsequent balance sheet date, the Company recorded a non-operating, non-cash charge.  If the fair value of the derivatives was lower at the subsequent balance sheet date, the Company recorded non-operating, non-cash income.  Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value. The Company had previously not recorded the embedded derivative instruments as a liability and did not record the related changes in fair value.

During the year ended December 31, 2005, the Company also determined that certain transactions involving the issuance of its common stock, warrants, and cash to employees in connection with the acquisitions of TBS and Resolutions during 2005 and 2004 were not recorded in accordance with SFAS No. 141 "Business Combinations."

The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at June 30, 2005 and the statements of operations for the three and six months ended June 30, 2005.

Consolidated balance sheet at June 30, 2005:

	As Previously Reported	Restatement Adjustments		Restated Debit (Credit)
	Debit (Credit) Balance	Debit (Credit)		Balance

Goodwill	$5,111,749	$(85,240) (139,377)	(1) (2)	$4,887,132

Derivative Liability	$-	$130,903 (1,033,802) (6,400,000) 7,302,899	(3) (4) (6) (6)	$-

Convertible notes payable, net	$(968,022)	$(157,809) 189,617	(7) (8)	$(936,214)

Stockholders' Equity	$(5,483,937)	$536,390 248,431 59,364 85,240 (130,903) 157,809 105,000 800,000 (7,302,899) 5,600,000 34,377	(9) (10) (11) (1) (3) (7) (2) (5) (6) (5) (2)	$(5,291,128)

Consolidated statement of operations for the three months ended June 30, 2005:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Operating expenses	$1,279,607	$37,777	(12)	$1,317,384

Change in fair value of derivative liability	$-	$(125,580)	(3)	$(125,580)

Interest expense	$1,110,475	$66,728 5,600,000	(7) (5)	$6,777,203

Net loss	$881,970	$5,578,925	(13)	$6,460,895

Loss per common share - basic and diluted	$(0.01)	$(0.07)		$(0.08)

Consolidated statement of operations for the six months ended June 30, 2005:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Operating expenses	$2,436,000	$9,240 37,777	(1) (12)	$2,483,017

Change in fair value of derivative liability	$-	$(130,903)	(3)	$(130,903)

Interest expense	$1,410,515	$157,809 5,600,000	(7) (5)	$7,168,324

Net loss	$1,482,107	$5,673,923	(14)	$7,156,030

Loss per common share - basic and diluted	$(0.02)	$(0.08)		$(0.10)

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

12)  To record the reclassification to compensation expense of compensation paid to an employee in connection with the acquisition of Resolutions which was previously allocated to the purchase price and a $3,400 reconciling amount.

13)  To record the net effects of the adjustments for the three months ended June 30, 2005.

14)  To record the net effects of the adjustments for the six months ended June 30, 2005.

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

4.           Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's five reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2006, the Company operated in the following five reportable segments (see Note 10):

(a)  Electronic document delivery services,
(b)  Government accounting solutions,
(c)  Electronic forms,
(d)  Integrated communications, and
(e)  Corporate.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At June 30, 2006, the Company has recorded an allowance for doubtful accounts of $315,140.

For the six months ended June 30, 2006, independent representatives of one enterprise accounted for approximately 15% of total revenues.  There were no such concentrations for the six months ended June 30, 2005.

No single customer accounted for more than 10% of accounts receivable at June 30, 2006.

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

Revenue from subscription agreements consists of fixed monthly fees and usage charges, generally based on per minute rates.  Subscription agreement revenue related to MVI and GSI usage service charges are billed monthly in arrears and the associated revenues are recognized in the month of service. Recurring charges for the GoSolo™ platform are billed in advance on a monthly basis and recorded as deferred revenues. The Company recognizes subscription agreement revenue ratably over the service period, which management believes approximates the actual provision of services. Professional service fee revenue consists of consulting fees charged to enterprise clients for GoSolo™ platform enhancements. The Company recognizes professional service fee revenue on a time and materials basis over the service period, which management believes approximates the actual provision of services.  Wholesale enhanced voicemail services consists of fees charged to telecommunications providers for use of the GoSolo™ platform to provide their customers with hosted electronic voicemail, billed monthly in arrears and the associated revenues are recognized in the month of service.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Risks and Uncertainties

The Company operates in industries that are subject to intense competition, government regulation and rapid technological change.  The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an expanding business, including the potential risk of business failure.

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, approximately 16,000,000 and 37,821,000 as of June 30, 2006 and 2005, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

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

The changes in the carrying amount of goodwill for the six months ended June 30, 2006 are as follows (see Note 5):

Balance, December 31, 2005	$5,166,132
Goodwill acquired:
GSI	6,661,251
TBS	254,100
Balance, June 30, 2006	$12,081,483

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At June 30, 2006, management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation

At June 30, 2006, the Company had two stock-based compensation plans.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS 123(R) supersedes the Company's previous accounting under Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, ("APB 25") for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 107 ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, stock-based compensation expense was recognized in the Company's consolidated statements of operations, other than for option grants to employees below the fair market value of the underlying stock at the date of grant.  No stock-based employee compensation cost was recognized in the statements of operations for the three and six months ended June 30, 2005, as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statements of operations for the three and six months ended June 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the three and six months ended June 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2006, of approximately 21% was based on historical forfeiture experience. The estimated pricing term of option grants for the six months of 2006 was five years. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three and six months ended June 30, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Description of Plans

The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of June 30, 2006, the Company is authorized to issue up to 60,000,000 shares under these plans and has 21,483,330 shares available for future issuances.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing models. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	2006	2005
Stock options:
Expected term	5.00 years	5.29 years
Expected volatility	311%	209%
Risk-free interest rate	4.63%	3.80%
Expected dividends	--	--

The following table illustrates the effect on net loss and net loss per share for the three and six months ended June 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

	Three Months	Six Months
	Ended	Ended
	June 30 2005	June 30 2005
	(restated)	(restated)

Net loss - as reported	$(6,460,895)	$(7,156,030)
Add: Share-based employee compensation
expense included in net loss - as reported	-	-
Deduct: Share-based employee compensation
expense determined under fair value method,
net of related tax effects - pro forma	(135,000)	(260,000)
Net loss - pro forma	$(6,595,895)	$(7,416,030)

Basic and diluted loss available to common
stockholders per common share - as reported	$(0.08)	$(0.10)

Basic and diluted loss available to common
stockholders per common share - pro forma	$(0.08)	$(0.10)

A summary of option activity as of June 30, 2006 and changes during the six months then ended, is presented below:

	June 30, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2006	27,184,670	$ 0.22
Options granted	11,635,000	$ 0.15
Options forfeited	(303,000)	$ 0.42
Options exercised	-	$ -
Options outstanding at June 30, 2006	38,516,670	$ 0.20	6.34	$42,000
Options exercisable at June 30, 2006	23,440,996	$ 0.26	4.76	$42,000

The weighted average grant date fair value of options granted during the six months ended June 30, 2006 was $0.15 per option.  Upon the exercise of options, the Company issues new shares from its authorized shares.

A summary of the status of the Company's non-vested stock options as of June 30, 2006 and changes during the six months then ended is presented below:

		Weighted-Average
		Grant-		Remaining
		Date	Remaining	Unrecognized
		Fair	Years	Compensation
	Shares	Value	To Vest	Cost
Non-vested outstanding at January 1, 2006	5,580,952	$ 0.17
Non-vested stock options granted	11,635,000	0.15
Vested stock options	(1,931,250)	0.16
Forfeited/cancelled stock options	(209,028)	0.15
Non-vested outstanding at June 30, 2006	15,075,674	$ 0.17	4.4	$ 1,072,912

As of June 30, 2006, there was approximately $856,622 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 4.39 years. The total fair value of shares vested during the six months ended June 30, 2006 was approximately $244,600, net of an estimated forfeiture rate of 21%.

As a result of adopting SFAS 123R on January 1, 2006, the Company's loss before provision for income taxes and net loss for the three and six months ended June 30, 2006 was approximately $164,400 and $244,600 higher, respectively, than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per ordinary share for the three and six months ended June 30, 2006 was not affected by the adoption of SFAS 123R.

The following table summarizes stock-based compensation expense related to stock options and employee stock purchase plan purchases under SFAS 123(R) for the three and six months ended June 30, 2006, which was allocated as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,	June 30,
	2006	2006

Stock-based compensation expense included in:
General and administrative	$ 164,400	$ 244,600

Beneficial Conversion Feature

The convertible features of convertible notes provide for a rate of conversion that is below market value (see Note 6). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments.

Advertising

The Company expenses all advertising costs as incurred.  Advertising costs were $58,673 and $65,181 for the six months ended June 30, 2006 and 2005, respectively.

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of MVI's internet-enabled fax services and web site, TBS's government accounting software, Resolution's electronic form software, and GSI's communications services.  Product and technology development costs are expensed as incurred.

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of June 30, 2006, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the six months ended June 30, 2006 and 2005 were insignificant.

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

During the three months ended June 30, 2005, the Company recognized other income of $125,580 related to recording the derivative liabilities at fair value. At June 30, 2006, there are no derivative liabilities since the related variable debt instruments were settled in full in fiscal 2005. At the settlement date, the remaining derivative liabilities with a value of $7,302,899 were reclassified to additional paid-in capital.

Warrant-related derivatives were valued using the Black-Scholes Option Pricing Model with the following assumptions during the three months ended June 30, 2005: dividend yield of 0%; average annual volatility of 209%; and average risk free interest rates of 3.8%.

5.            Acquisitions and Intangible Assets

TBS

On February 17, 2004, the Company purchased 100% of the issued and outstanding capital stock of TBS from Stephen A. Garner and James L. Campbell.  On May 1, 2006 and pursuant to the TBS acquisition agreement, the Company issued 1,100,000 shares of common stock to each of Messrs. Garner and Campbell.  The shares were valued at $0.11 per share (the estimated fair value on the date that the shares were earned) and recorded as additional purchase price.

On June 29, 2006 and in connection with the acquisition of TBS, the Company issued 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.11 per share (the estimated fair value on the date that the shares were earned) and recorded as additional purchase price.

GSI

Effective May 1, 2006, VEDO Merger Sub, Inc., a wholly owned subsidiary of VillageEDOCS, acquired 100% of the outstanding common and preferred stock of GSI (the "Acquisition").

GSI is a Florida corporation formed in 2000 to acquire Go Solo Technologies, Inc., which has been operating continuously since 1999.  GSI is headquartered in St. Petersburg, Florida.

The terms of the Acquisition were the result of arms-length negotiations.  None of the GSI shareholders were previously affiliated with VillageEDOCS.

GSI is an emerging integrated communications provider offering Web‑based communication services that enables users to utilize naturally spoken voice commands and a telephone to gain access to a wide range of vital Internet and database‑driven information services as well as its proprietary unified messaging and enhanced services platform, GoSolo (TM). The GoSolo (TM) platform provides toll-free telephone service primarily to enterprises, their independent representatives and individual consumers in the United States, Canada and Spain.

The Company acquired GSI because it believes that the combined entities will be able to create a more complete suite of business products and services, more effectively sell and market its business product and service offerings, create a unified applications platform, increase the likelihood of accessing public capital markets and obtaining conventional financing from commercial banks, and respond more quickly and effectively to technological change, increased competition and market demands.

Effective May 1, 2006, VillageEDOCS issued 42,663,879 shares of its common stock, net of approximately 17,336,121 shares not issued in connection with two settlements (see below), with an estimated fair value of $4,266,388, to GSI's stockholders.  VillageEDOCS' common stock was valued at $0.10 per share, the fair value of VillageEDOCS' common stock on the date of the acquisition.

In connection with the Acquisition, VillageEDOCS and dissenting shareholders of GSI holding approximately 1,771,000 and 3,021,000 shares of GSI's common and preferred Series A stock, respectively, entered into settlement agreements (the "Settlement Agreements").  Pursuant to the Settlement Agreements, the dissenting shareholders agreed to waive all dissenters' rights regarding approval of the Acquisition.  In exchange for the waiver, VillageEDOCS agreed to pay cash in the amount of $965,000 in lieu of shares of its common stock.

The Acquisition has been accounted for using the purchase method of accounting.

VillageEDOCS funded the required payment under the Settlement Agreements with proceeds from GSI's cash balance of $965,000, $840,000 of  which was provided by its $1,000,000 revolving line of credit with a financial institution (see Note 6).

In connection with the Acquisition, VillageEDOCS incurred approximately $130,000 in acquisition-related costs including, but not limited to, expenses incurred for legal, accounting and travel.

The acquisition price was comprised of the following:

Cash in accordance with settlement agreements	$965,000
Estimated fair value of VillageEDOCS' common stock	4,266,388
Legal, accounting, and other costs	130,054
$5,361,442

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and liabilities of GSI as of May 1, 2006, the effective date of the Acquisition:

Cash	$1,199,535
Accounts receivable, net	332,457
Prepaid expenses and other current assets	68,912
Property and equipment, net	240,272
Other assets	34,895
Line of credit	(840,000)
Deferred revenue	(1,386,194)
Other liabilities	(949,686)
Net liabilities assumed	(1,299,809)
Goodwill	6,661,251
$5,361,442

This allocation is preliminary and may be subject to change upon evaluation of the fair value of GSI's acquired assets and liabilities as of the acquisition date as well as the potential identification of certain intangible assets.  VillageEDOCS is in the process of analyzing the components of the intangible assets it acquired and will determine the final purchase price allocation during 2006.

The unaudited pro forma combined historical results, as if GSI had been acquired as of the beginning of the periods presented are estimated as follows:

			Three Months	Six Months
	Three Months	Six Months	Ended	Ended
	Ended	Ended	June 30, 2005	June 30, 2005
	June 30, 2006	June 30, 2006	(restated)	(restated)
Net sales	$4,663,964	$7,268,998	$5,499,410	$7,274,282
Net loss	$(442,645)	$(921,209)	$(6,965,219)	$(6,751,754)
Weighted average common
shares outstanding:
Basic and diluted	146,868,138	144,149,954	120,124,803	111,858,233
Loss per share:
Basic and diluted	$--	$(0.01)	$(0.06)	$(0.06)

The unaudited pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

Other Intangible Assets

Based on certain asserted claims of potential patent infringements from Catch Curve, Inc., a Delaware corporation ("Catch Curve"), the Company recorded an estimated expense of $325,000 at December 31, 2005 related to potential settlement costs of the claims.    On May 12, 2006, the Company entered into a Patent License Agreement (the "License Agreement") with Catch Curve.  Pursuant to the License Agreement, Catch Curve granted the Company a worldwide, non-exclusive, non-divisible, fully paid-up license to use certain patented technology in connection with any facsimile products or services made or sold by the Company or its subsidiaries.  The Company is obligated to make aggregate license payments of $600,000 over a period of up to thirty-two months beginning on May 12, 2006, at which time no further payments are required under the License Agreement.   The license payment amounts due in each of the years ended December 31, 2006, 2007, and 2008 are $240,000, $180,000, and $180,000, respectively. The License Agreement stipulates that $350,000 of the total license fee is attributable to sales of products and services prior to the date of the License Agreement.  The remainder of $250,000 is attributable to sales of products and services subsequent to the date of the License Agreement. Accordingly, on May 12, 2006, the Company recorded an additional $25,000 of expense and recorded an intangible asset in the amount of $250,000.  The intangible asset will be amortized over 58 months, the current remaining life of the patents covered by the License Agreement.  The Company has classified all amounts due pursuant to the License Agreement as a current liability based on expected repayment.

Other intangible assets consist of the following as of June 30, 2006:

	Estimated Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(6,466)	$243,534

TBS:
Customer list	Ten	$500,000	$(118,750)	$381,250
Trade name	Five	50,000	(23,750)	26,250
		550,000	(142,500)	407,500
Resolutions:
Customer relationships	Ten	570,000	(71,250)	498,750
Software development	Five	119,125	(28,544)	90,581
Trade name	Five	50,000	(12,500)	37,500
Covenant not to compete	Three	26,100	(10,875)	15,225
		765,225	(123,169)	642,056

Total other intangible assets		$1,565,225	$(272,135)	$1,293,090

Amortization of other intangible assets was $74,316 and $37,500 during the six months ended June 30, 2006 and 2005, respectively.  During the three months ended June 30, 2006, the Company capitalized $16,144 of other intangible assets related to software development costs, and $250,000 of other intangible assets in connection with a license agreement.

 6.           Debt

            Bank Lines of Credit

In connection with the acquisition of GSI, the Company has a $1,000,000 revolving line of credit (the "Line") with a financial institution and used the proceeds to fund a required payment of $840,000 pursuant to the Settlement Agreements with dissenting shareholders of GSI.  The Line matures on September 12, 2007.  Interest on outstanding borrowings is payable monthly at a rate of 8% per annum (rate as of June 30, 2006 and subject to adjustment).  The note is collateralized by the assets of GSI and guaranteed by four shareholders of the Company who were formerly shareholders of GSI.   As of June 30, 2006, no principal payments have been made against outstanding borrowings of $840,000.

Effective June 30, 2006, VillageEDOCS obtained a $500,000 revolving line of credit with a financial institution.  The line of credit is guaranteed by a shareholder of the Company.  Interest on outstanding borrowings is payable monthly at an annual rate of interest equal to LIBOR plus 2%.  As of June 30, 2006, the Company had not utilized this line of credit.

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit with a financial institution.  The line of credit is guaranteed by the assets of TBS.   Interest on outstanding borrowings is payable monthly at a variable annual rate equal to the financial institution's prime rate in effect.  As of June 30, 2006, the Company had not utilized this line of credit.

Alexander Riess and William Falcon

In connection with the acquisition of Resolutions, the Company issued promissory notes in the amount of $120,000 and $80,000 to Alexander Riess and William Falcon, respectively.  The notes bore interest at 5% per annum and were paid in full in February 2006.

Also in connection with the acquisition of Resolutions, Messrs. Riess and Falcon have loaned the Company $60,000 and $40,000, respectively, as of February 28, 2006.  As of June 30, 2006, the aggregate balance of these shareholder loans was $60,000.  Subject to the acquisition agreement, the Company is repaying the principal amount of the loans together with accrued interest at a rate of 7.5 percent per annum over a ten-month period that began on March 1, 2006.

At June 30, 2006, the aggregated balance of these related party notes (including the $30,000 in notes payable assumed in the acquisition of Resolutions) was $90,000.

Zant Trust

On September 1, 2001, GSI executed and delivered a note payable to a related party in the principal amount of $500,000, which matures in September 2006, as amended.  The note bears interest at 10% per annum and is secured by the assets of GSI.  As of June 30, 2006, the unpaid principal balance of the note was $108,281.

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

At June 30, 2006, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $97,661 in unpaid interest.

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

Convertible notes payable and accrued interest payable to related parties consists of the following at June 30, 2006:

Convertible note payable and accrued interest to Williams (net of debt discount of $19,571)	$143,090
Convertible notes payable to former TBS shareholders	200,000
$343,090

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

Interest Expense

Interest expense recognized on the Line and all the notes payable and convertible notes payable to related parties was $49,667 and $7,168,324 during the six months ended June 30, 2006 and 2005, respectively.  During the 2006 period, interest charges incurred pursuant to convertible promissory notes, including embedded derivatives, decreased significantly as a result of the conversion to equity of approximately $5 million in debt during 2005.  Interest expense during the six months ended June 30, 2005 included non-cash charges of $6,700,417 related to the amortization of debt discount, $306,429 related to an inducement for the conversion of convertible notes payable, and $39,000 related to amortization of debt issue costs.

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

b.       Common Stock

On May 1, 2006 and in connection with the acquisition of GSI, the Company issued 42,663,879 shares of its restricted common stock to approximately 37 shareholders of GSI.  The shares were valued at $0.10 per share (the estimated fair value on the date of acquisition).

On May 1, 2006 and in connection with the acquisition of TBS, the Company issued 1,100,000 shares of its restricted common stock to each of James L. Campbell and Stephen A. Garner, pursuant to the acquisition agreement.  The shares were valued at $0.11 per share (the estimated fair value on the date that the shares were earned) and recorded as additional purchase price.

On June 29, 2006 and in connection with the acquisition of TBS, the Company issued 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.11 per share (the estimated fair value on the date that the shares were earned) and recorded as compensation expense in the accompanying statement of operations.

On June 29, 2006 and in connection with the acquisition of TBS, the Company issued 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.11 per share (the estimated fair value on the date that the shares were earned) and recorded as additional purchase price.

On June 29, 2006, the Company issued 160,722 shares of its restricted common stock to a non-affiliate independent contractor for project management services rendered.  The shares were valued at $0.14 per share (the estimated fair value on the date of issuance) and recorded as consulting expense in the accompanying statement of operations.

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

c.        Stock Options

During the three months ended June 30, 2006, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  7,295,000 shares at $0.15 per share and 250,000 shares at $0.16.  All options were issued above or at fair value on the dates of grant and vest on various dates from the date of grant through June 2011.

d.       Warrants

There was no warrant activity during the six months ended June 30, 2006.

8.           Loss per Share

              Basic and diluted loss per common share is computed as follows:

	Three Months Ended		Six Months Ended
		June 30,		June 30,
	June 30,	2005	June 30,	2005
	2006	(restated)	2006	(restated)
	===========	===========	============	============
Numerator for basic and iluted loss per common share:
Net loss available to common stockholders	$(356,693)	$(6,460,895)	$(630,082)	$(7,156,030)
	===========	===========	============	============

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	146,535,158	77,934,956	115,707,360	69,194,342
	===========	===========	============	============
Net loss per common share available to common stockholders	$--	$(0.08)	$(0.01)	$(0.10)
	===========	===========	============	============

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of California, Florida, and Georgia.  These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities.  In connection with the Company's acquisition of TBS, the parties have agreed to indemnify each other from claims relating to the acquisition agreement to a maximum of $1,500,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement.  In connection with the Company's acquisitions of Resolutions and GSI, the parties have agreed to indemnify each other from claims relating to the acquisition agreement.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

10.           Segment Reporting

The Company's operations are classified into four principal reportable segments that provide different products or services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.  The Company operates in the following five reportable segments:

(a)  Electronic document delivery services,
(b)  Government accounting solutions,
(c)  Electronic forms,
(d)  Integrated communications, and
(e)  Corporate.

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

		Quarter	Six months	Six months
	Quarter ended /	ended	ended /	ended	(1)
	As of	June 30, 2005	As of	June 30, 2005
	June 30, 2006	(restated)	June 30, 2006	(restated)	(2)

Net revenue from external customers:

Electronic document delivery	$770,490	$809,494	$1,509,122	$1,583,114
Government accounting solutions	746,928	734,695	1,634,699	1,373,057
Electronic forms	520,597	731,329	962,033	731,329
Integrated communications	996,077	-	996,077	-
Corporate	-	-	-	-
Total net revenue from
external customers:	$3,034,092	$2,275,518	$5,101,931	$3,687,500

Operating income (loss):

Electronic document delivery	$300,621	$231,824	$482,998	$322,515
Government accounting solutions	(186,927)	43,260	(169,706)	(164,285)
Electronic forms	(32,877)	193,280	(54,679)	193,280
Integrated communications	145,530	-	145,530	-
Corporate	(532,124)	(277,636)	(956,593)	(465,919)
Total operating income (loss):	$(305,777)	$190,728	$(552,450)	$(114,409)

Depreciation and amortization

Electronic document delivery	$13,311	$5,223	$21,809	$19,597
Government accounting solutions	35,912	37,186	73,257	74,373
Electronic forms	20,855	71,920	57,773	71,919
Integrated communications	52,262	-	52,262	-
Corporate	7,488	-	7,488	-
Total depreciation and amortization:	$129,828	$114,329	$212,589	$165,889

Interest expense, net of interest income:

Electronic document delivery	$-	$419	$1,616	$419
Government accounting solutions	-	-	-	933
Electronic forms	2,867	-	3,214	-
Integrated communications	2,178	-	2,178	-
Corporate	21,314	6,776,784	42,659	7,166,972
Total interest expense, net of interest income:	$26,359	$6,777,203	$49,667	$7,168,324
continued.

		Quarter	Six months	Six months
	Quarter ended /	ended	ended /	ended	(1)
	As of	June 30, 2005	As of	June 30, 2005
	June 30, 2006	(restated)	June 30, 2006	(restated)	(2)
Net income (loss):

Electronic document delivery	$301,064	$239,022	$482,417	$322,021
Government accounting solutions	(186,927)	43,260	(169,706)	(165,218)
Electronic forms	(35,744)	193,280	(57,893)	193,280
Integrated communications	143,352	-	143,352	-
Corporate	(578,438)	(6,936,457)	(1,028,252)	(7,506,113)
Total net loss:	$(356,693)	$(6,460,895)	$(630,082)	$(7,156,030)

Identifiable assets:

Electronic document delivery	$2,089,227		$2,089,227
Government accounting solutions	3,665,097		3,665,097
Electronic forms	4,090,489		4,090,489
Integrated communications	6,027,850		6,027,850
Corporate	303,158		303,158
Total identifiable assets:	$16,175,821		$16,175,821

Capital expenditures:

Electronic document delivery	$7,025	$15,699	$22,437	$17,897
Government accounting solutions	-	-	-	1,240
Electronic forms	6,743	8,758	16,144	9,998
Integrated communications	-	-	-	-
Corporate	-	-	-	-
Total capital expenditures:	$13,768	$24,457	$38,581	$29,135

(1) 2005 period results and balances for the Electronic forms segment are reported as of and for the period from April 1, 2005 (date of acquisition) through June 30, 2005
(2) 2006 period results and balances for the Integrated communications segment are reported as of and for the period from May 1, 2006 (date of acquisition) through June 30, 2006

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

          Critical Accounting Policies

          Results of Operations

          Liquidity and Capital Resources

          Cautionary Information About Forward-Looking Statements, and

          Recent Accounting Pronouncements

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated balance sheet as of June 30, 2006, and the unaudited consolidated statements of operations for the three and six months ended June 30, 2006 and 2005 (restated), the unaudited consolidated statements of cash flows for the three and six months ended March 31, 2006 and 2005 (restated), and the related notes thereto as well as the audited consolidated financial statements of the Company for the years ended December 31, 2005 and 2004 (restated), included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006.

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

The Company has restated and reissued its annual report for the year ended December 31, 2004, as well as the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.  The unaudited consolidated financial statements included in this quarterly report reflect all adjustments we have made to our audited and unaudited consolidated financial statements for the aforementioned periods as a result of the restatements.  Specifically, we strongly encourage you refer to Note 13, Restatement of Previously Issued Financial Statements, in the audited consolidated financial statements accompanying our Annual Report for the year ended December 31, 2005, and in Note 2 in the accompanying unaudited consolidated financial statements.  We have used the restated amounts in the comparative discussions for the three and six months ended June 30, 2006 and 2005 that follow.

Effective April 1, 2005, we acquired Resolutions.  This acquisition has caused our results of operations during the three and six months ended June 30, 2006 to vary significantly from those reported for the 2005 periods due to the consolidation of Resolutions during the three months ended March 31, 2006.

Effective May 1, 2006, the Company acquired GoSolutions, Inc. ("GSI").  This acquisition has caused our results of operations during the three and six months ended June 30, 2006 to vary significantly from those reported for the 2005 periods due to the consolidation of GSI from May 1, 2006 (date of acquisition).  In addition, we expect our results of operations for the third and fourth quarters of 2006 to vary significantly from those reported in the respective 2005 periods.  Please refer to the discussion below under the caption entitled Liquidity and Capital Resources.

BUSINESS OVERVIEW

VillageEDOCS is incorporated in the State of California and has been in business since 1995.  We conduct our business through four wholly owned subsidiaries.  MessageVision operates our Internet based document delivery services.  TBS operates our government accounting solutions business.  Resolutions operates our e-forms, archiving, imaging, and workflow services.  GSI, which we acquired on May 1, 2006, operates our integrated communications services.

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

Our target markets include Financial Services, Healthcare, Manufacturing, Local Government, and Direct Sales Organizations, and we serve approximately 1,600 active corporate clients and over 22,000 integrated communications clients.

In 2006, we have made progress toward achieving our strategic objectives by:

  acquiring GSI, a company with strategic products and services (2005 revenue: $6,997,000);
  beginning a business integration process designed to take advantage of the Company's growing scale of operations;
  increasing consolidated net revenue for the first half of 2006 by 38% due to a 19% increase in our TBS subsidiary, a 31% increase in our Resolutions subsidiary resulting from the consolidation of the net revenue of Resolutions during the first quarter of 2006, and the consolidation of $996,077 of net revenue of GSI from May 1, 2006 (date of acquisition); and
  reducing net loss for the first half of 2006 by $6.53 million compared to the 2005 quarter as a result of the conversion to common stock of all debt containing embedded derivatives.

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

Our ultimate vision is to become a business process management/workflow service that provides competency and functionality in the following areas: Integrated Communications, Web Content Management, Digital Asset Management, Email Management,  Records Management, Documentation Management, Information Indexing, Categorization/Taxonomy, Recognition, Document Imaging, Form Processing, Scanning, Collaboration, Repositories, Storage, Long Term Archival, Content Integration, Search and Retrieval, Content Syndication, Localization and Personalization, and Publication (paper or electronic).

We intend to continue our focus on obtaining growth from sales of higher margin products and services at GSI, MVI, TBS, and Resolutions and by acquiring companies that consistently generate net income and positive cash flows.  We believe that this strategy offers the best opportunity for our operations to continue to generate positive operating income and cash flows from operations and to achieve net income.

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

Revenue from subscription agreements consists of fixed monthly fees and usage charges, generally based on per minute rates.  Subscription agreement revenue related to MVI and GSI usage service charges are billed monthly in arrears and the associated revenues are recognized in the month of service. Recurring charges for the GoSolo™ platform are billed in advance on a monthly basis and recorded as deferred revenues. The Company recognizes subscription agreement revenue ratably over the service period, which management believes approximates the actual provision of services. Professional service fee revenue consists of consulting fees charged to enterprise clients for GoSolo™ platform enhancements. The Company recognizes professional service fee revenue on a time and materials basis over the service period, which management believes approximates the actual provision of services.  Wholesale enhanced voicemail services consists of fees charged to telecommunications providers for use of the GoSolo™ platform to provide their customers with hosted electronic voicemail, billed monthly in arrears and the associated revenues are recognized in the month of service.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation (SFAS 123). As stock-based compensation expense recognized in the statement of operations for the first quarter of fiscal 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. We estimated forfeitures to be 21%.

Stock-based compensation expense recognized as operating expense under SFAS 123(R) for the six months ended June 30, 2006 was $244,591, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options. See Note 4 to the unaudited consolidated financial statements for additional information.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005 (restated)

Net Revenue from External Customers

Net revenue from external customers for the three months ended June 30, 2006 was $3,034,092, a 33% increase over net revenue for the prior year quarter of $2,275,518.

For the three months ended June 30, 2006, TBS and MVI each generated 25% of the Company's net revenue, GSI generated 33% of the Company's net revenue, and Resolutions generated 17% of the Company's net revenue.  During the three months ended June 30, 2005, MVI generated 36% of the Company's net revenue, and TBS and Resolutions each contributed 32% of the Company's net revenue.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months	Three Months Ended
	Ended	June 30, 2005	Variance
	June 30, 2006	(restated)	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$770,490	$809,494	$(39,004)	(5%)
Government accounting solutions	746,928	734,695	12,233	2%
Electronic forms	520,597	731,329	(210,732)	(29%)
Integrated communications	996,077	-	996,077	100%
Corporate	-	-	-
Total net revenue from external customers	$3,034,092	$2,275,518	$758,574	33%

The increase of $758,574 in the 2006 quarter resulted from the contribution of $996,077 in revenue from GSI, which offset a 5% decrease in revenue from MVI that resulted from a decrease in sales staff and related expenses, and a 29% decrease from Resolutions that resulted from the planned expiration of certain service agreements.

Cost of Sales

Cost of sales for the three months ended June 30, 2006 was $1,112,791 as compared to the $767,406 reported for the three months ended June 30, 2005.  The overall increase in the 2006 quarter of $345,386 resulted from a decrease of $26,399 from MVI, an increase of $42,985 from TBS, an increase of $23,285 from Resolutions, and the addition of $305,514 from GSI.  Total cost of sales during the 2006 quarter represented 37% of net sales.  Cost of sales for MVI during the 2006 quarter represented 31% of net sales as compared with 33% of net sales in the 2005 quarter.  Cost of sales for TBS during the 2006 quarter represented 51% of net sales as compared with 46% of net sales in the 2005 quarter.  Cost of sales for Resolutions during the 2006 quarter represented 25% of net sales as compared with 22% of net sales in the 2005 quarter.  The increased costs at TBS and Resolutions reflect a change in revenue mix where sales of lower margin, third-party services were more prominent during the 2006 quarter.  Cost of sales for GSI during the 2006 quarter represented 19% of net sales, which is consistent with prior quarters.

Gross Profit

Gross profit for the three months ended June 30, 2006 increased 27% to $1,921,301 as compared to $1,508,112 for the prior year quarter.  The increase in the 2006 quarter of $413,188 resulted from decreases of $12,605, $30,752, and $237,017 from MVI, TBS, and Resolutions, respectively, which were offset by the addition of $690,563 from GSI.  Gross profit margin for the 2006 quarter was 63% as compared to 66% for the 2005 quarter.

Operating Expenses

Operating expenses for the three months ended June 30, 2006 increased by 69% to $2,227,078 from the $1,317,384 reported in the three months ended June 30, 2005.  Of the total increase of $909,694, $254,488and $199,435 are attributable to increases in operating expenses of corporate and TBS, respectively.  These increases were offset by decreases of $81,402 and $7,860 from MVI and Resolutions, respectively.  In addition, GSI incurred $545,033 of operating expenses during the 2006 quarter.

During the three months ended June 30, 2006, corporate incurred $524,636 in operating expenses, an increase of $247,000 from the $277,636 reported in the 2005 quarter as a result of increased compensation and legal and accounting expenses, including $164,391 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R).

During the three months ended June 30, 2006, MVI incurred $230,541 in operating expenses, a decrease of 26% from the $311,943 reported in the 2005 quarter.  Product and technology development decreased $12,140 to $79,064 from the $91,204 reported in the prior year quarter as a result of reduced compensation expenses.  Sales and marketing decreased by $88,330 to $80,182 from the $168,512 reported in the prior year quarter as a result of staff reductions.  General and administrative decreased by $4,021 to $57,984 from the $62,005 reported in the prior year quarter due to decreased compensation costs.  Depreciation and amortization expense decreased $23,089 as a result of an increase in fully depreciated computer equipment.

During the three months ended June 30, 2006, TBS incurred $554,228 in operating expenses, an increase of 56% as compared to the $354,793 reported in the 2005 quarter.  Product and technology development increased $57,538 to $129,231 as compared to $71,693 reported in the 2005 quarter due to consulting and salaries expenses resulting from increased staffing.  Sales and marketing decreased $22,977 to $70,683 from the $93,660 reported in the 2005 quarter.  General and administrative increased $181,149 to $318,402 from the $137,253 reported in the 2005 quarter due to staff restructuring.  Depreciation and amortization expenses decreased $16,275 due to an increase in fully depreciated computer equipment.

During the three months ended June 30, 2006, Resolutions incurred $365,152 in operating expenses, a decrease of 2% as compared to the $373,012 reported in the 2005 quarter.  Product and technology development increased $69, sales and marketing increased $100,190, and general and administrative decreased $026,022 due to reallocation of staff resources.  Depreciation and amortization expenses decreased $51,065 due to a reduction of the carrying value of intangible assets.

During the period from May 1, 2006 (date of acquisition) through June 30, 2006, GSI incurred $545,033 of operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $140,053, $259,246, $93,472, and $52,262, respectively.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating loss for the three months ended June 30, 2006 of $305,777, compared to an operating income of $190,728 for the three months ended June 30, 2005.

The following is a comparison of the components of consolidated income (loss) from operations:

	Three Months	Three Months Ended
	Ended	June 30, 2005	Variance
	June 30, 2006	(restated)	Amount

Operating income (loss):

Electronic document delivery services	$300,621	$231,824	$68,797
Government accounting solutions	(186,927)	43,260	(230,187)
Electronic forms	(32,877)	193,280	(226,157)
Integrated communications	145,530	-	145,530
Corporate	(532,124)	(277,636)	(254,488)
Total operating loss	$(305,777)	$190,728	$(496,505)

Change in Fair Value of Derivative Liability

During the three months ended June 30, 2005, we recognized other income of $125,580 related to recording the derivative liability at fair value.  At June 30, 2006, there are no derivative liabilities since the variable debt instruments were settled in full in fiscal 2005.

Interest Expense

Interest expense for the quarter ended June 30, 2006 decreased by $6,750,844 to $26,359 from the $6,777,203 reported in the 2005 quarter.  Interest charges incurred pursuant to convertible promissory notes, including embedded derivatives, decreased significantly as a result of the conversion to equity of approximately $5 million in debt during 2005.  Interest expense during the 2005 period included non-cash charges of $6,700,417 related to the amortization of debt discount.

Other Income (Expense)

Other Income (Expense) for the quarter ended June 30, 2006 increased to $23,965 from $0 reported in the 2005 quarter.  Charges incurred pursuant to a patent infringement settlement agreement were $25,000 and were partially offset by $1,035 in miscellaneous other income.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2006 was $356,693, or $0.00 per share, compared to a net loss of $6,460,895, or $0.08 per share for the three months ended June 30, 2005 on weighted average shares of 146,535,158 and 77,934,956, respectively.

The following is a comparison of the components of consolidated net loss:

	Three Months	Three Months Ended
	Ended	June 30, 2005	Variance
	June 30, 2006	(restated)	Amount

Net income (loss):

Electronic document delivery services	$301,064	$239,022	$62,042
Government accounting solutions	(186,927)	43,260	(230,187)
Electronic forms	(35,744)	193,280	(229,024)
Integrated communications	143,352	-	143,352
Corporate	(578,438)	(6,936,457)	6,358,019
Total net loss	$(356,693)	$(6,460,895)	$6,104,202

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005 (restated)

Net Revenue from External Customers

Net revenue from external customers for the six months ended June 30, 2006 was $5,101,931, a 38% increase over net revenue for the prior year period of $3,687,500

For the six months ended June 30, 2006, GSI, MVI, TBS, and Resolutions generated 20%, 30%, 32%, and 19% of the Company's net revenue, respectively.  During the six months ended June 30, 2005, MVI, TBS, and Resolutions generated 43%, 37%, and 20% of the Company's net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Six Months	Six Months Ended
	Ended	June 30, 2005	Variance
	June 30, 2006	(restated)	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$1,509,122	$1,583,114	$(73,992)	-5%
Government accounting solutions	1,634,699	1,373,057	261,642	19%
Electronic forms	962,033	731,329	230,704	32%
Integrated communications	996,077	-	996,077	100%
Corporate	-	-	-
Total net revenue from external customers	$5,101,931	$3,687,500	$1,414,431	38%

The increase of $1,414,431 in the 2006 period resulted from the contribution of $996,077 in revenue from GSI, a 19% increase in revenue from TBS, and a 32% increase in revenue from Resolutions.  These increases were offset by a 5% decrease in revenue from MVI that resulted from a decrease in sales staff and related expenses.

Cost of Sales

Cost of sales for the six months ended June 30, 2006 was $1,816,903 as compared to the $1,318,892 reported for the six months ended June 30, 2005.  The overall increase in the 2006 period of $498,011 resulted from a decrease of $58,193 from MVI, an increase of $96,984 from TBS, an increase of $153,706 from Resolutions, and the addition of $305,514 from GSI.  Total cost of sales during the 2006 period represented 36% of net sales.  Cost of sales for MVI during the 2006 period represented 31% of net sales as compared with 33% of net sales in the 2005 period.  Cost of sales for TBS during the 2006 period represented 45% of net sales as compared with 46% of net sales in the 2005 period.  Cost of sales for Resolutions during the 2006 period represented 19% of net sales as compared with 12% of net sales in the 2005 period.  The increased costs at TBS and Resolutions reflect a change in revenue mix where sales of lower margin, third-party services were more prominent during the 2006 period.  Cost of sales for GSI during the 2006 period represented 19% of net sales, which is consistent with prior periods.

Gross Profit

Gross profit for the six months ended June 30, 2006 increased 39% to $3,285,028 as compared to $2,368,608 for the prior year period.  The increase in the 2006 period of $916,420 resulted from the addition of $690,563 from GSI as well as increases of $164,658 and $76,998 from TBS and Resolutions, respectively, which were offset by a decrease of $15,799 from MVI.  Gross profit margin for the 2006 period was 64% in both the 2006 and 2005 periods.

Operating Expenses

Operating expenses for the six months ended June 30, 2006 increased by 55% to $3,837,478 from the $2,483,017 reported in the six months ended June 30, 2005.  Of the total increase of $1,354,461, $490,674, $170,079, and $324,957 are attributable to increases in operating expenses of corporate, TBS, and Resolutions, respectively.  In addition, GSI incurred $545,033 of operating expenses during the 2006 period.  These increases were offset by a decrease of $176,282 from MVI.

During the six months ended June 30, 2006, corporate incurred $956,593 in operating expenses, an increase of $490,674 from the $465,919 reported in the 2005 period as a result of increased compensation and legal and accounting expenses, including $244,591 in 2006 compensation expense as a result of the adoption of SFAS No. 123(R).

During the six months ended June 30, 2006, MVI incurred $563,239 in operating expenses, a decrease of 24% from the $739,521 reported in the 2005 period.  Product and technology development decreased $11,008 to $174,452 from the $185,460 reported in the prior year period as a result of reduced compensation expenses.  Sales and marketing decreased by $152,151 to $203,967 from the $356,118 reported in the prior year period as a result of staff reductions.  General and administrative decreased by $15,336 to $163,011 from the $178,347 reported in the prior year period due to decreased compensation costs.  Depreciation and amortization expense increased $2,213 as a result of capital expenditures.

During the six months ended June 30, 2006, TBS incurred $1,074,644 in operating expenses, an increase of 19% as compared to the $904,565 reported in the 2005 period.  Product and technology development increased $88,031 to $255,426 as compared to $167,395 reported in the 2005 period due to increased staffing.  Sales and marketing decreased $25,282 to $179,486 from the $204,768 reported in the 2005 period and general and administrative increased $108,446 to $566,475 from the $458,029 reported in the 2005 period due to staff restructuring.  Depreciation and amortization expenses decreased $1,116 due to an increase in fully depreciated computer equipment.

During the six months ended June 30, 2006, Resolutions incurred $697,969 in operating expenses, an increase of 87% as compared to the $373,012 reported in the 2005 period.  Product and technology development increased $109,574, sales and marketing increased $191,366, and general and administrative increased $38,164 due to reallocation of staff resources.  Depreciation and amortization expenses decreased $14,147 due to a reduction of the carrying value of intangible assets.

During the period from May 1, 2006 (date of acquisition) through June 30, 2006, GSI incurred $545,033 of operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $140,053, $259,246, $93,472, and $52,262, respectively.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating loss for the six months ended June 30, 2006 of $552,450, compared to an operating loss of $114,409 for the six months ended June 30, 2005.

The following is a comparison of the components of consolidated income (loss) from operations:

	Six Months	Six Months Ended
	Ended	June 30, 2005	Variance
	June 30, 2006	(restated)	Amount

Operating income (loss):

Electronic document delivery services	$482,998	$322,515	$160,483
Government accounting solutions	(169,706)	(164,285)	(5,421)
Electronic forms	(54,679)	193,280	(247,959)
Integrated communications	145,530	-	145,530
Corporate	(956,593)	(465,919)	(490,674)
Total operating loss	$(552,450)	$(114,409)	$(438,041)

Change in Fair Value of Derivative Liability

During the six months ended June 30, 2005, we recognized other income of $130,903 related to recording the derivative liability at fair value.  At June 30, 2006, there are no derivative liabilities since the variable debt instruments were settled in full in fiscal 2005.

Interest Expense

Interest expense for the period ended June 30, 2006 decreased by $7,118,657 to $49,667 from the $7,168,324 reported in the 2005 period.  During the 2006 period, interest charges incurred pursuant to convertible promissory notes, including embedded derivatives, decreased significantly as a result of the conversion to equity of approximately $5 million in debt during 2005.  Interest expense during the 2005 period included non-cash charges of $6,700,417 related to the amortization of debt discount, $306,429 related to an inducement for the conversion of convertible notes payable, and $39,000 related to amortization of debt issue costs.

Other Income (Expense)

Other Income (Expense) for the six months ended June 30, 2006 increased to $23,965 from $0 reported in the 2005 period.  Charges incurred pursuant to a patent infringement settlement agreement were $25,000 and were partially offset by $1,035 in miscellaneous other income.

Net Loss

As a result of the foregoing, net loss for the six months ended June 30, 2006 was $630,082, or $0.01 per share, compared to a net loss of $7,156,030, or $0.10 per share for the six months ended June 30, 2005 on weighted average shares of 115,707,360 and 69,194,342, respectively.

The following is a comparison of the components of consolidated net loss:

	Six Months	Six Months Ended
	Ended	June 30, 2005	Variance
	June 30, 2006	(restated)	Amount

Net income (loss):

Electronic document delivery services	$482,417	$322,021	$160,396
Government accounting solutions	(169,706)	(165,218)	(4,488)
Electronic forms	(57,893)	193,280	(251,173)
Integrated communications	143,352	-	143,352
Corporate	(1,028,252)	(7,506,113)	6,477,861
Total net loss	$(630,082)	$(7,156,030)	$6,525,948

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2006, the Company's net cash position decreased by $122,740 to $639,311. The Company's operating and investing activities provided net cash of $179,641 and $65,900, respectively; however, the Company's financing activities used net cash of $368,281.

Net cash provided by operating activities for the six months ended June 30, 2006 was $179,641, a decrease of $34,819 from the $214,460 provided by operating activities for the 2005 period.

The Company's investing activities consisted of the acquisition of GSI, the purchase of computer equipment and additions to capitalized software development costs. Net cash provided by investing activities increased $542,844 to $65,900 from the $(476,944) used in investing activities during the 2005 period.

Net cash used in financing activities for the six months ended June 30, 2006 was $(368,281), and included $10,000 of proceeds from notes payable to related parties, as offset by $270,000 of payments on notes related to the TBS and Resolutions acquisitions, and $108,281 of payments to GSI note holders.  Net cash provided by financing activities for the six months ended June 30, 2005 was $486,582 and included proceeds from notes payable to related parties of $20,000 and proceeds from a note payable of $715,000, as offset by $240,000 of payments on notes related to the TBS and Resolutions acquisitions.

Effective May 1, 2006, the Company acquired GSI.   GSI's income from operations for the year ended December 31, 2005 was $743,847 on net revenue of $6,996,534.  VillageEDOCS' 2005 income from operations was $125,186 on net revenue of $8,768,446.  Had the acquisition been in effect throughout all of 2005, the unaudited net revenue of VillageEDOCS and GoSolutions would have been $15,764,980.  Accordingly, we expect the acquisition of GoSolutions to have a significant and positive effect on our results for the third and fourth quarters of 2006.

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Due to a deficit in net tangible assets, the Company has historically been unable to obtain operating lines of credit from traditional banking institutions.  During 2005, TBS renewed a $100,000 operating line of credit which it has not utilized as of the date of this report.  On June 30, 2006, VillageEDOCS secured a $500,000 operating line of credit guaranteed by a shareholder which it has not utilized as of the date of this report.  On June 28, 2006, GSI renewed a $1,000,000 operating line of credit guaranteed by four shareholders, $840,000 of which has been utilized as of the date of this report in connection with the acquisition of GSI.

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

We believe that sustainable profitability is achievable; however, we have a history of losses.  While GSI, MVI, TBS, and Resolutions have reported both monthly operating incomes and monthly operating losses during 2006, operating incomes have been insufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from our three reporting segments (and from GSI), or reducing expenses of the holding company, we may never achieve profitability for the Company as a whole.  Should we achieve overall profitability in any period, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

Between November 2000 and at least December 2004, our operating shortfalls were funded by one shareholder, an affiliate, to whom we owe $65,000 in principal and approximately $98,000 in interest as of June 30, 2006. This shareholder has no obligation to continue to fund any future operating shortfalls.  We may be required to alter the terms of the convertible promissory note held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

The statements in MD&A under the caption Results of Operations of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Revenue, Gross Profit, Operating Expenses, Income from Operations, and Net Loss and our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Liquidity and Capital Resources set forth in MD&A under the caption Liquidity and Capital Resources, including, without limitation (1) our belief that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our recent acquisition of TBS, Resolutions, and GSI, (2) our strategy of actively seeking to combine with business that operate profitably and generate positive cash flows, (3) our belief that sustainable profitability is achievable, (4) our expectations about future funding requirements, and (5) our belief that current cash position, cash generated through operations and equity offerings and available borrowings will be sufficient to meet our needs through at least the next twelve months, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, the risk that we may be unable to sustain all or part of our operations if we are not able to obtain sufficient additional funds from investors, the risk that our funding requirements could be greater should our current revenue streams or margins decrease, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) As of June 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures during the three months ended June 30, 2006 were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting. Other than as noted above, there were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2006 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS.

None.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On May 1, 2006 and in connection with the acquisition of GSI, the Company issued 42,663,879 shares of its restricted common stock to approximately 37 shareholders of GSI.  The shares were valued at $0.10 per share (the estimated fair value on the date of acquisition).

On May 1, 2006 and in connection with the acquisition of TBS, the Company issued 1,100,000 shares of its restricted common stock to each of James L. Campbell and Stephen A. Garner, pursuant to the acquisition agreement.  The shares were valued at $0.11 per share (the estimated fair value on the date that the shares were earned).

On June 29, 2006 and in connection with the acquisition of TBS, the Company issued 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.11 per share (the estimated fair value on the date that the shares were earned).

On June 29, 2006 and in connection with the acquisition of TBS, the Company issued 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.11 per share (the estimated fair value on the date that the shares were earned).

On June 29, 2006, the Company issued 160,722 shares of its restricted common stock to a non-affiliate independent contractor for project management services rendered.  The shares were valued at $0.14 per share (the estimated fair value on the date of issuance).

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

2.5	Articles of Merger and Plan of Merger. Previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 4, 2006.
3.1	Articles of Incorporation, as amended. Previously filed with the Company's Form 10-SB filed on August 29, 2000.
3.2	By-laws. Previously filed with the Company's Form 10-SB filed on August 29, 2000.
3.3	Article of Amendment to Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company's 14C Information Statement filed on July 23, 2004.
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
4.38

Registration Rights Agreement dated as of April 28, 2006 by and among VillageEDOCS and the principal stockholders of GoSolutions, Inc.  Previously filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on May 4, 2006.

4.39

Principal VEDO Stockholders Voting Agreement dated as of April 28, 2006 by and among Barron Partners, LP, C. Alan Williams, Joan P. Williams and GoSolutions, Inc.  Previously filed as Exhibit 99.6 to the Company's Current Report on Form 8-K filed on May 4, 2006.

4.40

Indemnity/Contribution Agreement effective April 30, 2006, by and among VillageEDOCS, GoSolutions Equity, LLC (the "LLC"), and the principals of the LLC identified on the signature page thereto.  Previously filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed on May 4, 2006.

4.41

Settlement and Release Agreement dated as of April 28, 2006 by and among VillageEDOCS, GoSolutions, Inc., The Zant Group Trust and Louis J. Zant.  Previously filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on May 4, 2006.

4.42

Second Extension Agreement dated as of April 28, 2006 by and between The Zant Group Trust and GoSolutions, Inc.  Previously filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on May 4, 2006.

4.43

Settlement and Release Agreement, dated as of June 30, 2006, by and among VillageEDOCS, GoSolutions, Inc., Bruce H. Bennett, and Sandra G. Bennett.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2006.

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

10.20	Amendment No. 2 to Michael Richard Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.11 to the Company's Current Report on Form 8-K filed on May 4, 2006.
10.21	Amendment No. 2 to H. Jay Hill Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.12 to the Company's Current Report on Form 8-K filed on May 4, 2006.
10.22	Amendment No. 2 to K. Mason Conner Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.13 to the Company's Current Report on Form 8-K filed on May 4, 2006.
10.23	Thor Bendickson Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.14 to the Company's Current Report on Form 8-K filed on May 4, 2006.
10.24	Shaun Charles Pope Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.15 to the Company's Current Report on Form 8-K filed on May 4, 2006.
10.25	Frederick A. Burris Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.16 to the Company's Current Report on Form 8-K filed on May 4, 2006.
10.26

Patent License Agreement, dated as of May 12, 2006, by and between VillageEDOCS and Catch Curve, Inc..  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2006.

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 16, 2006 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 16, 2006 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 16, 2006 by K. Mason Conner, Chief Executive Officer.**

32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 16, 2006 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: August 16, 2006	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: August 16, 2006	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)