Form 10KSB/A
period 2004-12-31
VILLAGEEDOCS INC
filed 2006-09-07
CIK 1122099

================================================================================

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                          ----------------------------


                                  FORM 10-KSB/A
                                (Amendment No. 2)


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

DOCUMENTS INCORPORATED BY REFERENCE: None.

Transitional Small Business Disclosure Format YES ( )    NO (X)


Indicate by check mark whether the Issuer is an accelerated filer (as defined in
Rule 12b-2 of the Act YES ( )    NO (X)

                                EXPLANATORY NOTE


VillageEDOCS (the "Company") is filing this Amendment No. 2 on Form 10-KSB/A to amend its Annual Report on Form 10-KSB for the year ended December 31, 2004, as filed with the Securities and Exchange Commission (the "SEC") on March 31, 2005 (the "Original Filing") and the first amendment to the Original Filing filed with the SEC on May 26, 2006 (Amendment No. 1). The sole purpose of this Amendment No. 2 is to amend the certifications attached as Exhibits 31.1, 31.2,
32.1 and 32.2 (the "Certifications") to correct a typographical error in Amendment No. 1. The officers in fact had signed the original Certifications attached to Amendment No. 1 but this was not reflected in the document filed with the SEC due to an EDGAR filing agent omission. Accordingly, the certifications attached to this Amendment No. 2 as Exhibits 31.1, 31.2, 32.1 and
32.2 have been updated to reflect the conformed signatures of the officers and the filing date of this Amendment No. 2. Except as described above, no additions or modifications have been made to this Amendment No. 2 to reflect facts or events occurring subsequent to the date of the Original Filing or Amendment No.1.



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



                  Date:  September 7, 2006


         Pursuant to the requirements of the Securities Exchange Act of 1934, this Amended Annual Report on Form 10-KSB/A has been signed by the following persons below on behalf of the registrant and in the capacities and on the dates indicated.


                 SIGNATURE                           TITLE                            DATE

                 /s/ K. Mason Conner                                                  September 7, 2006
                 -------------------------------                                      ------------------------
                 K. Mason Conner                     Director,
                                                     Chief Executive Officer

                 /s/ Michael A. Richard                                               September 7, 2006
                 -------------------------------                                      ------------------------
                 Michael A. Richard                  Chief Financial Officer,
                                                     Principal Accounting Officer

                 /s/ J. Thomas Zender                                                 September 7, 2006
                 -------------------------------                                      ------------------------
                 J. Thomas Zender                    Director,
                                                     Chairman of the Board

                 /s/ Jerry T. Kendall                                                 September 7, 2006
                 -------------------------------                                      ------------------------
                 Jerry T. Kendall                    Director, President, and
                                                     Chief Operating Officer

                 /s/ Ricardo A. Salas                                                 September 7, 2006
                 -------------------------------                                      ------------------------
                 Ricardo A. Salas                    Director

                 /s/ H. Jay Hill                                                      September 7, 2006
                 -------------------------------                                      ------------------------
                 H. Jay Hill                         Executive Vice
                                                     President, Director