Form 10QSB
period 2006-09-30
VILLAGEEDOCS INC
filed 2006-11-14
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

VillageEDOCS
(Exact name of small business issuer as specified in its charter)

California	33-0668917
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

14471 Chambers Road, Suite 105, Tustin, California 927807	(714) 734-1030
(Address of principal executive offices)	(Issuer's telephone number, including area code)

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

There were 147,368,127 shares of the Registrant's common stock outstanding as of October 31, 2006.

Transitional Small Business Format (check one)	YES	NO	X

VillageEDOCS

VillageEDOCS and subsidiaries
Consolidated Balance Sheet
(Unaudited)
September 30,
2006

ASSETS
Current assets:
Cash	$ 456,233
Accounts receivable, net of allowance for doubtful
accounts of $396,067	1,233,526
Inventories, net	198,784
Prepaid expenses and other current assets, net	165,939
Total current assets	2,054,482

Property and equipment, net	467,853
Other assets	63,470
Goodwill	8,971,483
Other intangibles, net	4,200,471
$ 15,757,759

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	738,546
Accrued expenses	2,619,646
Deferred revenue	1,227,446
Line of credit	840,000
Notes payable to related parties	60,000
Convertible notes payable and accrued interesst payable to
related parties, net of unamortized debt discount of $15,902	347,842
Total current liabilities	5,833,480

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized, -- 48,000,000 shares
Issued and outstanding -- 11,000,000 shares	11,000
(liquidation preference of $550,000)
Common stock, no par value:
Authorized -- 400,000,000 shares
Issued and outstanding -- 146,868,127 shares	17,865,133
Additional paid-in capital	13,600,755
Accumulated deficit	(21,552,609)
Total stockholders' equity	9,924,279
$ 15,757,759

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
		2005		2005
	2006	(restated)	2006	(restated)
Net sales	$ 3,885,644	$ 2,620,854	$ 8,987,575	$ 6,308,354
Cost of sales	1,275,463	1,124,250	3,092,366	2,443,142
Gross profit	2,610,181	1,496,604	5,895,209	3,865,212
Operating expenses:
Product and technology
development	373,388	242,734	1,172,086	595,589
Sales and marketing	403,134	267,752	1,136,231	846,863
General and administrative	1,537,196	638,851	3,630,290	2,024,013
Depreciation and amortization	303,617	164,025	516,206	329,914
Total operating expenses	2,617,335	1,313,362	6,454,813	3,796,379
Income (loss) from operations	(7,154)	183,242	(559,604)	68,833

Other expense, net	1,772	-	(22,193)	-
Change in fair value of derivative liability	-	-	-	130,903
Interest expense, net of interest income	(35,547)	(849,667)	(85,214)	(8,017,991)
Loss before provision for
income taxes	(40,929)	(666,425)	(667,011)	(7,818,255)

Provision (benefit) for income taxes	(5,493)	44,854	(1,493)	49,054
Net loss	$ (35,436)	$ (711,279)	$ (665,518)	$ (7,867,309)

Basic and diluted loss available to
common stockholders per common
share	$ -	$ (0.01)	$ (0.01)	$ (0.10)

Weighted average shares outstanding -
Basic and diluted	146,868,127	94,345,283	127,182,192	78,276,650

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Cash Flows
For the Nine Months Ended September 30, 2006 and 2005
(Unaudited)
		2005
	2006	(restated)
Cash Flows from Operating Activities:
Net loss	$ (665,518)	$ (7,867,309)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	516,206	329,914
Provision for doubtful accounts receivable	53,927	67,000
Estimated fair value of stock options issued to employees
and non-employees for services rendered	360,668	7,500
Common stock issued to employees and non-employees
for services rendered	29,761	21,497
Interest expense in connection with inducement	-	434,572
Amortization of debt issue costs	-	39,000
Amortization of debt discount	11,007	7,410,730
Change in fair value of derivative liability	-	(130,903)
Accrued interest on convertible notes	4,335	91,870
Changes in operating assets and liabilities, net of
acquisition:
Accounts receivable	66,243	(575,669)
Inventories	(8,759)	(4,401)
Prepaid expenses and other current assets	(58,640)	49,832
Other assets	5,372	(26,052)
Accounts payable	(71,138)	2,592
Accrued expenses	(48,358)	298,738
Deferred revenue	(27,051)	102,433
Net cash provided by operating activities	168,055	251,344
Cash Flows from Investing Activities:
Purchases of property and equipment	(59,004)	(10,000)
Additions to capitalized software development costs	(12,788)	(69,047)
Cash acquired in acquisition of GSI, net of cash paid	234,535	-
Cash paid for acquisition of PFI	-	(378,189)
Costs incurred for purchase of GSI	(130,054)	-
Costs incurred for purchase of TBS	-	(69,620)
Net cash provided by (used in) investing activities	32,689	(526,856)
Cash Flows from Financing Activities:
Proceeds from notes payable to related parties	10,000	20,000
Proceeds from notes payable	-	715,000
Payments on capital lease obligations	-	(4,963)
Principal payments on notes payable	(216,562)	(3,455)
Principal payments on convertible notes to related parties	(200,000)	(200,000)
Payments on notes payable to related parties	(100,000)	(70,000)
Net cash (used in) provided by financing activities	(506,562)	456,582
Net change in cash	(305,818)	181,070

continued.
Cash, beginning of period	762,051	458,009
Cash, end of period	$ 456,233	$ 639,079
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 69,534	$ 15,928
Income taxes	$ 4,000	$ 34,254

Supplemental Schedule of Noncash Investing
and Financing Activities:	2006	2005 (restated)

Issuance of common stock as acquisition cost	$ 254,100	$ 323,400
Issuance of notes payable in acquisition	$ -	$ 200,000
Issuance of common stock as finder's fees	$ -	$ 95,769
Issuance of preferred stock on conversion of debt	$ -	$ 800,000
Issuance of common stock on conversion of preferred stock	$ 2,500	$ -
Issuance of common stock for no consideration	$ -	$ 240
Issuance of common stock on conversion of debt
and accrued interest	$ -	$ 5,397,345
Estimated fair value of common stock issued in connection
with acquisition	$ 4,266,388	$ -
Estimated fair value of warrants issued in connection
with acquisition	$ -	$ 2,205,000
Estimated fair value of debt discount in in issuance of
convertible note payable	$ -	$ 1,142,935
Reclassification of warrant liability	$ -	$ 7,302,899
Accrual for patent license	$ 250,000	$ -

See accompanying notes to consolidated financial statements.

VillageEDOCS

Notes to Unaudited Consolidated Financial Statements - September 30, 2006 and 2005

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

The following tables present a summary of the effects of the restatement adjustments on the Company's consolidated balance sheet at September 30, 2005 and the statements of operations for the three and nine months ended September 30, 2005.

Consolidated balance sheet at September 30, 2005:

	As Previously Reported	Restatement Adjustments		Restated Debit (Credit)
	Debit (Credit) Balance	Debit (Credit)		Balance

Goodwill	$5,111,749	$(85,240) (139,377)	(1) (2)	$4,887,132

Derivative Liability	$-	$130,903 (1,033,802) (6,400,000) 7,302,899	(3) (4) (6) (6)	$-

Convertible notes payable, net	$(535,432)	$(184,496) 189,617	(7) (8)	$(530,311)

Stockholders' Equity	$(6,048,996)	$536,390 248,431 59,364 85,240 (130,903) 184,496 105,000 800,000 (7,302,899) 5,600,000 34,377	(9) (10) (11) (1) (3) (7) (2) (5) (6) (5) (2)	$(5,829,500)

Consolidated statement of operations for the three months ended September 30, 2005:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Interest	$822,980	$26,687	(11)	$849,667

Net loss	$684,592	$26,687	(13)	$711,279

Loss per common share - basic and diluted	$(0.01)	$-		$(0.01)

Consolidated statement of operations for the nine months ended September 30, 2005:

	As Previously Reported	Restatement Adjustments		Restated
	Debit (Credit) Balance	Debit (Credit)		Debit (Credit) Balance

Operating expenses	$3,749,362	$9,240 37,777	(1) (12)	$3,796,379

Change in fair value of derivative liability	$-	$(130,903)	(3)	$(130,903)

Interest expense	$2,233,495	$184,496 5,600,000	(7) (5)	$8,017,991

Net loss	$2,166,699	$5,700,610	(14)	$7,867,309

Loss per common share - basic and diluted	$(0.03)	$(0.07)		$(0.10)

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

14)  To record the net effects of the adjustments for the nine months ended September 30, 2005.

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

4.           Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's five reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2006, the Company operated in the following five reportable segments (see Note 10):

(a)  Electronic document delivery services,

(b)  Government accounting solutions,

(c)  Electronic forms,

(d)  Integrated communications, and

(e)  Corporate.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At September 30, 2006, the Company has recorded an allowance for doubtful accounts of $396,067.

For the three and nine months ended September 30, 2006, independent representatives of one enterprise accounted for approximately 28% and 20% , respectively, of total revenues.  There were no such concentrations for the three and nine months ended September 30, 2005.

No single customer accounted for more than 10% of accounts receivable at September 30, 2006.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, approximately 10,396,000 and 17,686,000 of potentially dilutive shares as of September 30, 2006 and 2005, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ende

Software Development Costs

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

The changes in the carrying amount of goodwill for the nine months ended September 30, 2006 are as follows (see Note 5):

Balance, December 31, 2005	$5,166,132
Goodwill acquired:
GSI	3,551,251
TBS	254,100
Balance, September 30, 2006	$8,971,483

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At September 30, 2006, management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation

At September 30, 2006, the Company had two stock-based compensation plans.

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

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's Consolidated Financial Statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under SFAS No. 123, Accounting for Stock-Based Compensation (SFAS 123). Under the intrinsic value method, stock-based compensation expense was recognized in the Company's consolidated statements of operations, other than for option grants to employees below the fair market value of the underlying stock at the date of grant.  No option-based employee compensation cost was recognized in the statements of operations for the three and nine months ended September 30, 2005, as all options granted under these plans had an exercise price equal to or greater than the fair market value of the underlying common stock on the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's consolidated statements of operations for the three and nine months ended September 30, 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS 123 and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the three and nine months ended September 30, 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended September 30, 2006, of approximately 21% was based on historical forfeiture experience. The estimated pricing term of option grants for the nine months of 2006 was five years. In the Company's pro forma information required under SFAS 123 for the periods prior to fiscal 2006, the Company accounted for forfeitures as they occurred.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three and nine months ended September 30, 2006. Prior to the adoption of SFAS 123(R) those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

Description of Plans

The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of September 30, 2006, the Company is authorized to issue up to 60,000,000 shares under these plans and has approximately 22,000,000 shares available for future issuances.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model even thought the model was developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which differ significantly from the Company's stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company's stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods.

	2006	2005
Stock options:
Expected term	5.0 years	5.3 years
Expected volatility	312%	209%
Risk-free interest rate	3.55%	3.80%
Expected dividends	--	--

The following table illustrates the effect on net loss and net loss per share for the three and nine months ended September 30, 2005 as if the Company had applied the fair value recognition provisions of SFAS 123 to options granted under the Company's stock option plans. For purposes of this pro forma disclosure, the fair value of the options is estimated using the Black Scholes option-pricing model and amortized on a straight-line basis to expense over the options' vesting period:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2005	September 30, 2005
	(restated)	(restated)

Net loss - as reported	$(711,279)	$(7,867,309)
Add: Share-based employee compensation
expense included in net loss - as reported	-	-
Deduct: Share-based employee compensation
expense determined under fair value method,
net of related tax effects - pro forma	(294,000)	(400,000)
Net loss - pro forma	$(1,005,279)	$(8,267,309)

Basic and diluted loss available to common
stockholders per common share - as reported	$(0.01)	$(0.10)

Basic and diluted loss available to common
stockholders per common share - pro forma	$(0.01)	$(0.11)

A summary of option activity as of September 30, 2006 and changes during the nine months then ended, is presented below:

	September 30, 2006
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2006	27,184,670	$ 0.22
Options granted	11,920,000	$ 0.15
Options forfeited	(972,583)	$ 0.32
Options outstanding at September 30, 2006	38,132,087	$ 0.20	5.6	$42,000
Options vested or expected to vest	34,792,466	$ 0.22	5.5	$42,000
Options exercisable at September 30, 2006	22,229,132	$ 0.26	4.1	$42,000

The weighted average grant date fair value of options granted during the nine months ended September 30, 2006 was $0.15 per option.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of September 30, 2006, there was $921,167 of total unrecognized compensation cost related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 5.5 weighted average years. The total fair value of shares vested during the nine months ended September 30, 2006 was $360,668, net of an estimated forfeiture rate of 21%.

As a result of adopting SFAS 123(R) on January 1, 2006, the Company's income before benefit for income taxes and net income for the three months ended September 30, 2006 was approximately $116,077 lower than if it had continued to account for share-based compensation under APB 25.  The Company's loss before benefit for income taxes and net loss for the six months ended September 30, 2006 was $360,668 higher than if it had continued to account for share-based compensation under APB 25. Basic and diluted net loss per ordinary share for the three and nine months ended September 30, 2006 was not affected by the adoption of SFAS 123(R).

The following table summarizes stock-based compensation expense related to stock options under SFAS 123(R) for the three and nine months ended September 30, 2006, which was allocated as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2006	2006

Stock-based compensation expense included in:
General and administrative	$ 116,077	$ 360,668

Beneficial Conversion Feature

The convertible features of certain convertible notes provide for a rate of conversion that is below market value (see Note 6). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to EITF No. 98-5 "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and EITF No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments.

Advertising

The Company expenses all advertising costs as incurred.  Advertising costs were $78,229 and $77,017 for the nine months ended September 30, 2006 and 2005, respectively.

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

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of September 30, 2006, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the nine months ended September 30, 2006 and 2005 were insignificant.

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

At September 30, 2006, the Company has no derivative liabilities since the related variable debt instruments were settled in full in fiscal 2005. At the settlement date, the remaining derivative liabilities with a value of $7,302,899 were reclassified to additional paid-in capital.

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
$5,361,442

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and liabilities of GSI as of May 1, 2006, the effective date of the Acquisition:

Cash	$1,199,535
Accounts receivable, net	332,457
Prepaid expenses and other current assets	68,912
Property and equipment, net	240,272
Other assets	34,895
Line of credit	(840,000)
Deferred revenue	(1,386,194)
Other liabilities	(949,686)
Net tangible liabilities assumed	(1,299,809)

Identifiable intangibles:
Customer relationships	2,200,000
Technology	490,000
Trade names and marks	420,000
Goodwill	3,551,251
$5,361,442

The unaudited pro forma combined historical results, as if GSI had been acquired as of the beginning of the periods presented are estimated as follows:

			Three Months	Nine Months
	Three Months	Nine Months	Ended	Ended
	Ended	Ended	September 30, 2005	September 30, 2005
	September 30, 2006	September 30, 2006	(restated)	(restated)
Net sales	$ 3,885,644	$ 11,154,642	$ 4,351,052	$ 11,625,334
Net loss	$ (35,436)	$ (956,645)	$ (532,846)	$ (7,284,600)
Weighted average common
shares outstanding:
basic	146,868,138	145,604,652	136,956,988	120,800,463
Income (loss) per share:
basic	$ -	$ (0.01)	$ -	$ (0.06)

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

Other intangibles consist of the following as of September 30, 2006:

	Estimated Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(19,397)	$230,603

TBS:
Customer list	Ten	500,000	(131,250)	368,750
Trade name	Five	50,000	(26,250)	23,750
		550,000	(157,500)	392,500
Resolutions:
Customer relationships	Ten	570,000	(87,675)	482,325
Software development	Five	115,769	(30,952)	84,817
Trade name	Five	50,000	(14,999)	35,001
Covenant not to compete	Three	26,100	(10,875)	15,225
		761,869	(144,501)	617,368
GSI:
Customer relationships	Ten	2,200,000	(91,667)	2,108,333
Technology	Five	490,000	(40,833)	449,167
Trade names and marks	Ten	420,000	(17,500)	402,500
		3,110,000	(150,000)	2,960,000

Total other intangible assets		$4,671,869	$(471,398)	$4,200,471

Amortization of other intangible assets was $289,602 and $45,000 during the nine months ended September 30, 2006 and 2005, respectively.  Amortization of other intangible assets was $199,263 and $15,000 during the three months ended September 30, 2006 and 2005, respectively. During the nine months ended September 30, 2006, the Company capitalized $3,110,000 of other intangibles acquired in connection with the acquisition of GSI, $12,788 of other intangible assets related to software development costs, and $250,000 of other intangible assets in connection with a license agreement.

 6.           Debt

              Bank Lines of Credit

In connection with the acquisition of GSI, the Company has a $1,000,000 revolving line of credit (the "Line") with a financial institution and used the proceeds to fund a required payment of $840,000 pursuant to the Settlement Agreements with dissenting shareholders of GSI.  The Line matures on September 12, 2007.  Interest on outstanding borrowings is payable monthly at a rate of 8% per annum (rate as of September 30, 2006 and subject to adjustment).  The line is collateralized by the assets of GSI and guaranteed by four shareholders of the Company who were formerly shareholders of GSI.   As of September 30, 2006, no principal payments have been made against outstanding borrowings of $840,000.

Effective September 30, 2006, VillageEDOCS obtained a $500,000 revolving line of credit with a financial institution.  The line of credit is guaranteed by a shareholder of the Company.  Interest on outstanding borrowings is payable monthly at an annual rate of interest equal to LIBOR plus 2%.  As of September 30, 2006, the Company had not utilized this line of credit.

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit with a financial institution.  The line of credit is guaranteed by the assets of TBS.   Interest on outstanding borrowings is payable monthly at a variable annual rate equal to the financial institution's prime rate in effect.  As of September 30, 2006, the Company had not utilized this line of credit.

Alexander Riess and William Falcon

In connection with the acquisition of Resolutions, the Company issued promissory notes in the amount of $120,000 and $80,000 to Alexander Riess and William Falcon, respectively.  The notes bore interest at 5% per annum and were paid in full in February 2006.

Also in connection with the acquisition of Resolutions, Messrs. Riess and Falcon have loaned the Company $60,000 and $40,000, respectively, as of February 28, 2006.  As of September 30, 2006, the aggregate balance of these shareholder loans was $30,000.  Subject to the acquisition agreement, the Company is repaying the principal amount of the loans together with accrued interest at a rate of 7.5 percent per annum over a ten-month period that began on March 1, 2006.

At September 30, 2006, the aggregate balance of these related party notes (including the $30,000 in notes payable assumed in the acquisition of Resolutions) was $60,000.

Zant Trust

On September 1, 2001, GSI executed and delivered a note payable to a related party in the principal amount of $500,000, which matured in September 2006, as amended.  The note bore interest at 10% per annum, was secured by the assets of GSI, and was paid in full as of September 30, 2006.

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

At September 30, 2006, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $98,744 in unpaid interest.

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

Convertible notes payable and accrued interest payable to related parties consists of the following at September 30, 2006:

Convertible note payable and accrued interest to Williams (net of debt discount of $15,902)	$147,842
Convertible notes payable to former TBS shareholders	200,000
$347,842

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

Interest Expense

Interest expense recognized on the Line and all the notes payable and convertible notes payable to related parties was $93,383 and $8,017,991 during the nine months ended September 30, 2006 and 2005, respectively.  During the 2006 period, interest charges incurred pursuant to convertible promissory notes, including embedded derivatives, decreased significantly as a result of the conversion to equity of approximately $5 million in debt during 2005.  Interest expense during the nine months ended September 30, 2005 included non-cash charges of $7,410,730 related to the amortization of debt discount, $434,572 related to an inducement for the conversion of convertible notes payable, and $39,000 related to amortization of debt issue costs.

7.           Stockholders' Equity

a.        Stock Options

During the three months ended September 30, 2006, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  200,000 shares at $0.16 per share and 75,000 shares at $0.15.  All options were issued above or at fair value on the dates of grant and vest on various dates from the date of grant through June 2011.

8.           Earnings (loss) per Share

              Basic and diluted loss per common share is computed as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005 (restated)	2006	2005 (restated)
	===========	===========	============	============
Numerator for basic and diluted loss per common share:
Net earnings (loss) available to common stockholders	$(35,436)	$(711,279)	$(665,518)	$(7,867,309)
	===========	===========	============	============

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	146,868,127	94,345,283	127,182,192	78,276,650

Net loss per common share available to common stockholders	$--	$(0.01)	$(0.01)	$(0.10)
	===========	===========	============	==============

9.           Commitments and Contingencies

Leases

The Company leases certain property and equipment under operating lease agreements (including two related party leases - see Note 11) which expire on various dates through 2009 and provide for monthly lease payments ranging from $28 to $12,653.

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with generally accepted accounting principles:

		Quarter	Nine months	Nine months
	Quarter ended /	ended	ended /	ended	(1)
	As of	September 30,	As of	September 30,
	September 30,	2005	September 30,	2005
	2006	(restated)	2006	(restated)	(2)

Net revenue from external customers:

Electronic document delivery	$ 690,803	$ 777,684	$ 2,199,925	$ 2 ,360,798
Government accounting solutions	1,229,915	1,220,271	2,864,614	2,593,328
Electronic forms	660,357	622,899	1,622,390	1,354,228
Integrated communications	1,304,569	-	2,300,646	-
Corporate	-	-	-	-
Total net revenue from
external customers:	$ 3,885,644	$ 2,620,854	$ 8,987,575	$ 6,308,354

Operating income (loss):

Electronic document delivery	$ 94,280	$ 252,871	$ 577,278	$ 575,386
Government accounting solutions	188,385	116,428	18,679	(47,857)
Electronic forms	112,054	49,330	57,375	242,610
Integrated communications	(2,172)	-	121,358	-
Corporate	(377,701)	(235,387)	(1,334,294)	(701,306)
Total operating income (loss):	$ (7,154)	$ 183,242	$ (559,604)	$ 68,833

Depreciation and amortization

Electronic document delivery	$ 2,202	$ 5,637	$ 24,011	$ 25,234
Government accounting solutions	34,495	37,186	107,752	111,559
Electronic forms	46,926	121,202	104,699	193,121
Integrated communications	208,085	-	260,347	-
Corporate	11,909	-	19,397	-
Total depreciation and amortization:	$ 303,617	$ 164,025	$ 516,206	$ 329,914

Interest expense, net of interest income:

Electronic document delivery	$ (1,582)	$ 119	$ 34	$ 538
Government accounting solutions	-	-	-	933
Electronic forms	1,624	-	4,838	-
Integrated communications	2,178	-	4,356	-
Corporate	33,327	849,548	75,986	8,106,520
Total interest expense, net of interest income:	$ 35,547	$ 849,667	$ 85,214	$ 8,107,991
continued.

		Quarter	Nine months	Nine months
	Quarter ended /	ended	ended /	ended	(1)
	As of	September 30,	As of	September 30,
	September 30,	2005	September 30,	2005
	2006	(restated)	2006	(restated)	(2)
Net income (loss):

Electronic document delivery	$ 96,185	$ 252,160	$ 578,602	$ 574,181
Government accounting solutions	188,385	76,574	18,679	(88,644)
Electronic forms	110,429	44,197	52,536	237,477
Integrated communications	(19,408)	-	123,944	-
Corporate	(411,027)	(1,084,210)	(1,439,279)	(8,590,323)
Total net income (loss):	$ (35,436)	$ (711,279)	$ (665,518)	$ (7,867,309)

Identifiable assets:

Electronic document delivery	$ 684,161		$ 684,161
Government accounting solutions	3,602,836		3,602,836
Electronic forms	4,153,806		4,153,806
Integrated communications	6,983,821		6,983,821
Corporate	333,135		333,135
Total identifiable assets:	$ 15,757,759		$ 15,757,759

Capital expenditures:

Electronic document delivery	$ 16,877	$ 5,000	$ 39,314	$ 10,000
Government accounting solutions	10,838	-	10,838	-
Electronic forms	(3,356)	59,049	12,788	69,047
Integrated communications	8,852	-	8,852	-
Corporate	-	-	-	-
Total capital expenditures:	$ 33,211	$ 64,049	$ 71,792	$ 79,047

(1) 2005 period results and balances for the Electronic forms segment are reported as of and for the period from April 1, 2005 (date of acquisition) through September 30, 2005
(2) 2006 period results and balances for the Integrated communications segment are reported as of and for the period from May 1, 2006 (date of acquisition) through September 30, 2006

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

GoSolutions leases the St. Petersburg office space pursuant to a noncancelable operating lease agreement expiring in April 30, 2011 at a cost of $12,653 per month.    The building in which the office space is located is owned by an entity in which a member of GoSolutions Equity LLC (a related party) owns an interest.

12.          Subsequent Event

On October 31, 2006, the Company issued an aggregate of 500,000 shares of its restricted common stock to a consultant in connection with a Placement Agency Agreement.  The 500,000 shares were valued at $0.09 per share (fair value on date of issuance) and the Company recorded $45,000 of consulting expense in accordance with the nature of the services provided.

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

        Critical Accounting Policies

         Results of Operations

         Liquidity and Capital Resources

         Cautionary Information About Forward-Looking Statements, and

          Recent Accounting Pronouncements

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated balance sheet as of September 30, 2006, and the unaudited consolidated statements of operations for the nine months ended September 30, 2006 and 2005 (restated), the unaudited consolidated statements of cash flows for the three and nine months ended September 30, 2006 and 2005 (restated), and the related notes thereto as well as the audited consolidated financial statements of the Company for the years ended December 31, 2005 and 2004 (restated), included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 14, 2006.

In MD&A, we use "we," "our," "us," "VillageEDOCS," and "the Company" to refer to VillageEDOCS and its wholly owned subsidiaries, unless the context requires otherwise.  Amounts and percents in tables may not total due to rounding.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. The Company cautions readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during the remainder of 2006 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2005 consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

The Company has restated and reissued its annual report for the year ended December 31, 2004, as well as the quarterly reports for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.  The unaudited consolidated financial statements included in this quarterly report reflect all adjustments we have made to our audited and unaudited consolidated financial statements for the aforementioned periods as a result of the restatements.  Specifically, we strongly encourage you refer to Note 13, Restatement of Previously Issued Financial Statements, in the audited consolidated financial statements accompanying our Annual Report for the year ended December 31, 2005, and in Note 2 in the accompanying unaudited consolidated financial statements.  We have used the restated amounts in the comparative discussions for the three and nine months ended September 30, 2006 and 2005 that follow.

Effective April 1, 2005, we acquired Resolutions.  This acquisition has caused our results of operations during the three and nine months ended September 30, 2006 to vary significantly from those reported for the 2005 periods due to the consolidation of Resolutions during the nine months ended September 30, 2006.

Effective May 1, 2006, the Company acquired GoSolutions, Inc. ("GSI").  This acquisition has caused our results of operations during the three and nine months ended September 30, 2006 to vary significantly from those reported for the 2005 periods due to the consolidation of GSI from May 1, 2006 (date of acquisition).  In addition, we expect our results of operations for the fourth quarter of 2006 and the first quarter of 2007 to vary significantly from those reported in the respective 2005 and 2006 periods.  Please refer to the discussion below under the caption entitled Liquidity and Capital Resources.

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
  increasing consolidated net revenue for the first nine months of 2006 by 42% due to a 10% increase in our TBS subsidiary, a 20% increase in our Resolutions subsidiary resulting from the consolidation of the net revenue of Resolutions during the first quarter of 2006, and the consolidation of $2,300,646 of net revenue of GSI from May 1, 2006 (date of acquisition); and
  reducing net loss for the first nine months of 2006 by $7.2 million compared to the 2005 period as a result of the conversion to common stock of all debt containing embedded derivatives.

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

Stock-based compensation expense recognized as operating expense under SFAS 123(R) for the nine months ended September 30, 2006 was $360,668, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options. See Note 4 to the unaudited consolidated financial statements for additional information.

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

RESULTS OF OPERATIONS

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005 (restated)
Net Revenue from External Customers

Net revenue from external customers for the three months ended September 30, 2006 was $3,885,644, a 48% increase over net revenue for the prior year quarter of $2,620,854.

For the three months ended September 30, 2006, TBS generated 32% of the Company's net revenue, MVI generated 18% of the Company's net revenue, GSI generated 34% of the Company's net revenue, and Resolutions generated 17% of the Company's net revenue.  During the three months ended September 30, 2005, TBS generated 47% of the Company's net revenue, MVI generated 30% of the Company's net revenue, and Resolutions generated 24% of the Company's net revenue.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months	Three Months Ended
	Ended	September 30, 2005	Variance
	September 30, 2006	(restated)	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$690,803	$777,684	$(86,881)	-11%
Government accounting solutions	1,229,915	1,220,271	9,644	1%
Electronic forms	660,357	622,899	37,458	6%
Integrated communications	1,304,569	-	1,304,569	100%
Corporate	-	-	-
Total net revenue from external customers	$3,885,644	$2,620,854	$1,264,790	48%

The increase of $1,264,790 in the 2006 quarter resulted from the contribution of $1,304,569 in revenue from GSI and a 6% increase from Resolutions, which were offset by an 11% decrease in revenue from MVI that resulted from a decrease in sales staff and related expenses.  TBS's revenue increased less than 1% compared to the prior year quarter.

Cost of Sales

Cost of sales for the three months ended September 30, 2006 was $1,275,463 as compared to the $1,124,250 reported for the three months ended September 30, 2005.  The overall increase in the 2006 quarter of $151,213 resulted from an increase of $32,809 from MVI, a decrease of $66,502 from TBS, a decrease of $36,715 from Resolutions, and the addition of $221,622 from GSI.  Total cost of sales represented 33% and 43% of net sales during the 2006 and 2005 quarters, respectively.  Cost of sales for MVI during the 2006 quarter represented 33% of net sales as compared with 25% of net sales in the 2005 quarter.  Cost of sales for TBS during the 2006 quarter represented 47% of net sales as compared with 53% of net sales in the 2005 quarter.  Cost of sales for Resolutions during the 2006 quarter represented 20% of net sales as compared with 23% of net sales in the 2005 quarter.  The increased costs at TBS and Resolutions reflect a change in revenue mix.  Cost of sales for GSI during the 2006 quarter represented 18% of net sales, which is consistent with prior quarters.

Gross Profit

Gross profit for the three months ended September 30, 2006 increased 74% to $2,610,181 as compared to $1,496,604 for the prior year quarter.  The increase in the 2006 quarter of $1,113,577 resulted from a decrease of $119,690 from MVI which was offset by the addition of $1,082,948 from GSI and increases of $76,146 and $74,173 from TBS and Resolutions, respectively.  Gross profit margin for the 2006 quarter was 67% as compared to 57% for the 2005 quarter.

Operating Expenses

Operating expenses for the three months ended September 30, 2006 increased by 99% to $2,617,335 from the $1,313,362 reported in the three months ended September 30, 2005.  Of the total increase of $1,303,973, $142,314, $38,901, $4,190, and $62,724 are attributable to increases in operating expenses of corporate, MVI, TBS, and Resolutions, respectively.  In addition, GSI incurred $1,107,119 of operating expenses during the 2006 quarter.

During the three months ended September 30, 2006, corporate incurred $377,701 in operating expenses, an increase of $142,314 from the $235,387 reported in the 2005 quarter as a result of amortization of intangible assets and increased compensation and legal and accounting expenses, including $116,708 in stock-based compensation expense as a result of the adoption of SFAS No. 123(R).

During the three months ended September 30, 2006, MVI incurred $365,477 in operating expenses, an increase of 12% from the $326,576 reported in the 2005 quarter.  Product and technology development increased $24,214 to $113,531 from the $89,317 reported in the prior year quarter as a result of additional staffing.  Sales and marketing decreased by $75,028 to $65,710 from the $140,738 reported in the prior year quarter as a result of staff reductions.  General and administrative increased by $93,151 to $184,034 from the $90,883 reported in the prior year quarter due to increased insurance, travel, consulting, and placement fees.  Depreciation and amortization expense decreased $3,436 .

During the three months ended September 30, 2006, TBS incurred $466,195 in operating expenses compared to $462,500 reported in the 2005 quarter.  Product and technology development increased $104,123 to $118,874 as compared to $14,751 reported in the 2005 quarter due to consulting and salaries expenses resulting from increased staffing.  Sales and marketing increased $24,891 to $67,563 from the $42,672 reported in the 2005 quarter.  General and administrative decreased $122,134 to $245,262 from the $367,396 reported in the 2005 quarter due to staff restructuring.  Depreciation and amortization expenses decreased $2,691 due to an increase in fully depreciated computer equipment.

During the three months ended September 30, 2006, Resolutions incurred $300,844 in operating expenses, an increase of 4% as compared to the $289,394 reported in the 2005 quarter.  Product and technology development decreased by $102,520 due to a reduction in staff and consultants, sales and marketing increased $5,418, and general and administrative increased $182,826 due to reallocation of staff resources.  Depreciation and amortization expenses decreased $74,275 due to a reduction of the carrying value of intangible assets.

During the three months ended September 30, 2006, GSI incurred $1,107,119 of operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $180,101, $104,837, $614,097, and $208,085, respectively.

Operating Loss

As a result of the foregoing, the Company reported an operating loss for the three months ended September 30, 2006 of $7,154, compared to an operating income of $183,242 for the three months ended September 30, 2005.

The following is a comparison of the components of consolidated income from operations:

	Three Months	Three Months Ended
	Ended	September 30, 2005	Variance
	September 30, 2006	(restated)	Amount

Operating income (loss):

Electronic document delivery services	$94,280	$252,871	$(158,591)
Government accounting solutions	188,385	116,428	71,957
Electronic forms	112,054	49,330	62,724
Integrated communications	(24,172)	-	(24,172)
Corporate	(377,701)	(235,387)	(142,314)
Total operating income (loss)	$(7,154)	$183,242	$(190,396)

Interest Expense

Interest expense for the quarter ended September 30, 2006 decreased by $814,120 to $35,547 from the $849,667 reported in the 2005 quarter.  Interest charges incurred pursuant to convertible promissory notes decreased significantly as a result of the conversion to equity of approximately $5 million in debt during 2005.

Other Income (Expense)

Other Income (Expense) for the quarter ended June 30, 2006 increased to $1,772 from $0 reported in the 2005 quarter.

Net Loss

As a result of the foregoing, net loss for the three months ended September 30, 2006 was $35,436, or $0.00 per share, compared to a net loss of $711,279, or $0.01 per share, for the three months ended September 30, 2005 on weighted average shares of 146,868,127 and 94,345,283, respectively.

The following is a comparison of the components of consolidated net income:

	Three Months	Three Months Ended
	Ended	September 30, 2005	Variance
	September 30, 2006	(restated)	Amount

Net income (loss):

Electronic document delivery services	$96,185	$252,160	$(155,975)
Government accounting solutions	188,385	76,574	111,811
Electronic forms	110,429	44,197	66,232
Integrated communications	(19,408)	-	(19,408)
Corporate	(411,027)	(1,084,210)	673,183
Total net income (loss)	$(35,436)	$(711,279)	$675,843

Nine Months ended September 30, 2006 Compared to Nine Months ended September 30, 2005 (restated)
Net Revenue from External Customers

Net revenue from external customers for the nine months ended September 30, 2006 was $8,987,575, a 42% increase over net revenue for the prior year period of $6,308,354.

For the nine months ended September 30, 2006, GSI, MVI, TBS, and Resolutions generated 26%, 24%, 32%, and 18% of the Company's net revenue, respectively.  During the nine months ended September 30, 2005, MVI, TBS, and Resolutions generated 37%, 41%, and 22% of the Company's net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Nine Months	Nine Months Ended
	Ended	September 30, 2005	Variance
	September 30, 2006	(restated)	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$2,199,925	$2,360,798	$(160,873)	-7%
Government accounting solutions	2,864,614	2,593,328	271,286	10%
Electronic forms	1,622,390	1,354,228	268,162	20%
Integrated communications	2,300,646	-	2,300,646	100%
Corporate	-	-	-
Total net revenue from external customers	$8,987,575	$6,308,354	$2,679,221	42%

The increase of $2,679,221 in the 2006 period resulted from the contribution of $2,300,646 in revenue from GSI, a 10% increase in revenue from TBS, and a 20% increase in revenue from Resolutions.  These increases were offset by a 7% decrease in revenue from MVI that resulted from a decrease in sales staff and related expenses.

Cost of Sales

Cost of sales for the nine months ended September 30, 2006 was $3,092,366 as compared to the $2,443,142 reported for the nine months ended September 30, 2005.  The overall increase in the 2006 period of $649,224 resulted from a decrease of $25,384 from MVI, an increase of $30,482 from TBS, an increase of $116,991 from Resolutions, and the addition of $527,136 from GSI.  Total cost of sales during the 2006 period represented 34% of net sales.  Cost of sales for MVI during the 2006 period represented 32% of net sales as compared with 30% of net sales in the 2005 period.  Cost of sales for TBS during the 2006 period represented 46% of net sales as compared with 49% of net sales in the 2005 period.  Cost of sales for Resolutions during the 2006 period represented 20% of net sales as compared with 17% of net sales in the 2005 period.  The increased costs at Resolutions reflect a change in revenue mix where sales of lower margin, third-party products were more prominent during the 2006 period.  Cost of sales for GSI during the 2006 period represented 18% of net sales, which is consistent with prior periods.

Gross Profit

Gross profit for the nine months ended September 30, 2006 increased 53% to $5,895,209 as compared to $3,865,212 for the prior year period.  The increase in the 2006 period of $2,029,997 resulted from the addition of $1,773,511 from GSI as well as increases of $240,804 and $151,171 from TBS and Resolutions, respectively, which were offset by a decrease of $135,488 from MVI.  Gross profit margin for the 2006 period was 66% compared to 61% for the 2005 period.

Operating Expenses

Operating expenses for the nine months ended September 30, 2006 increased by 70% to $6,454,813 from the $3,796,379 reported in the nine months ended September 30, 2005.  Of the total increase of $2,658,434, $632,988, $174,269, and $336,407 are attributable to increases in operating expenses of corporate, TBS, and Resolutions, respectively.  In addition, GSI incurred $1,652,152 of operating expenses during the 2006 period.  These increases were offset by a decrease of $137,381 from MVI.

During the nine months ended September 30, 2006, corporate incurred $1,334,294 in operating expenses, an increase of $632,988 from the $701,306 reported in the 2005 period as a result of amortization of intangible assets and increased compensation and legal and accounting expenses, including $360,668 in 2006 compensation expense as a result of the adoption of SFAS No. 123(R).

During the nine months ended September 30, 2006, MVI incurred $928,716 in operating expenses, a decrease of 13% from the $1,066,097 reported in the 2005 period.  Product and technology development increased $13,206 to $287,983 from the $274,777 reported in the prior year period as a result of increased compensation expenses.  Sales and marketing decreased by $227,179 to $269,677 from the $496,856 reported in the prior year period as a result of staff reductions.  General and administrative increased by $77,815 to $347,045 from the $269,230 reported in the prior year period due to increased compensation, insurance and placement fees.  Depreciation and amortization expense decreased $1,223.

During the nine months ended September 30, 2006, TBS incurred $1,540,839 in operating expenses, an increase of 13% as compared to the $1,366,570 reported in the 2005 period.  Product and technology development increased $192,154 to $374,300 as compared to $182,146 reported in the 2005 period due to increased staffing and consulting costs.  Sales and marketing decreased $391 to $247,049 and general and administrative decreased $13,688 to $811,737 from the $825,425 reported in the 2005 period due to staff restructuring.  Depreciation and amortization expenses decreased $3,807 due to an increase in fully depreciated computer equipment.

During the nine months ended September 30, 2006, Resolutions incurred $998,813 in operating expenses, an increase of 51% as compared to the $662,406 reported in the 2005 period.  Product and technology development increased $7,054, sales and marketing increased $196,784, and general and administrative increased $220,990 due to reallocation of staff resources.  Depreciation and amortization expenses decreased $88,422 due to a reduction of the carrying value of intangible assets.

During the period from May 1, 2006 (date of acquisition) through September 30, 2006, GSI incurred $1,652,152 of operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $320,154, $364,083, $707,569, and $260,347, respectively.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating loss for the nine months ended September 30, 2006 of $559,604, compared to an operating income of $68,833 for the nine months ended September 30, 2005.

The following is a comparison of the components of consolidated income (loss) from operations:

	Nine Months	Nine Months Ended
	Ended	September 30, 2005	Variance
	September 30, 2006	(restated)	Amount

Operating income (loss):

Electronic document delivery services	$577,278	$575,386	$1,892
Government accounting solutions	18,679	(47,857)	66,536
Electronic forms	57,375	242,610	(185,235)
Integrated communications	121,358	-	121,358
Corporate	(1,334,294)	(701,306)	(632,988)
Total operating income (loss)	$(559,604)	$68,833	$(628,437)

Change in Fair Value of Derivative Liability

During the nine months ended September 30, 2005, we recognized other income of $130,903 related to recording the derivative liability at fair value.  At September 30, 2006, there are no derivative liabilities since the variable debt instruments were settled in full in fiscal 2005.

Interest Expense

Interest expense for the nine months ended September 30, 2006 decreased by $7,932,777 to $85,214 from the $8,017,991 reported in the 2005 period.  During the 2006 period, interest charges incurred pursuant to convertible promissory notes, including embedded derivatives, decreased significantly as a result of the conversion to equity of approximately $5 million in debt during 2005.  Interest expense during the 2005 period included non-cash charges of $7,410,730 related to the amortization of debt discount, $434,572 related to an inducement for the conversion of convertible notes payable, and $39,000 related to amortization of debt issue costs.

Other Income (Expense)

Other income (expense) for the nine months ended September 30, 2006 increased to $22,193 from $0 reported in the 2005 period.  Charges incurred pursuant to a patent infringement settlement agreement were $25,000 and were partially offset by $2,807 in miscellaneous other income.

Net Loss

As a result of the foregoing, net loss for the nine months ended September 30, 2006 was $665,518, or $0.01 per share, compared to a net loss of $7,867,309, or $0.10 per share for the nine months ended September 30, 2005 on weighted average shares of 127,182,192 and 78,276,650, respectively.

The following is a comparison of the components of consolidated net loss:

	Nine Months	Nine Months Ended
	Ended	September 30, 2005	Variance
	September 30, 2006	(restated)	Amount

Net income (loss):

Electronic document delivery services	$578,602	$574,181	$4,421
Government accounting solutions	18,679	(88,644)	107,323
Electronic forms	52,536	237,477	(184,941)
Integrated communications	123,944	-	123,944
Corporate	(1,439,279)	(8,590,323)	7,151,044
Total net loss	$(665,518)	$(7,867,309)	$7,201,791

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2006, the Company's net cash position decreased by $305,818 to $456,233. The Company's operating and investing activities provided net cash of $168,055 and $32,689, respectively; however, the Company's financing activities used net cash of $506,652.

Net cash provided by operating activities for the nine months ended September 30, 2006 was $168,055, a decrease of $83,289 from the $251,344 provided by operating activities for the 2005 period.

The Company's investing activities consisted of the acquisition of GSI, the purchase of computer equipment and additions to capitalized software development costs. Net cash provided by (used in) investing activities increased $559,545 to $32,689 from the $526,856 used in investing activities during the 2005 period.

Net cash used in financing activities for the nine months ended September 30, 2006 was $506,562, and included $10,000 of proceeds from notes payable to related parties, as offset by $300,000 of payments on notes related to the TBS and Resolutions acquisitions, and $216,562 of payments to GSI note holders.  Net cash provided by financing activities for the nine months ended September 30, 2005 was $456,582 and included proceeds from notes payable to related parties of $20,000 and proceeds from a note payable of $715,000, as offset by $270,000 of payments on notes related to the TBS and Resolutions acquisitions.

Effective May 1, 2006, the Company acquired GSI.   GSI's income from operations for the year ended December 31, 2005 was $743,847 on net revenue of $6,996,534.  VillageEDOCS' 2005 income from operations was $125,186 on net revenue of $8,768,446.  Had the acquisition been in effect throughout all of 2005, the unaudited net revenue of VillageEDOCS and GoSolutions would have been $15,764,980.  Accordingly, we expect the acquisition of GoSolutions to have a significant and positive effect on our results for the fourth quarter of 2006.

The Company does not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Due to a deficit in net tangible assets, the Company has historically been unable to obtain operating lines of credit from traditional banking institutions.  During 2005, TBS renewed a $100,000 operating line of credit which it has not utilized as of the date of this report.  On June 30, 2006, VillageEDOCS secured a $500,000 operating line of credit guaranteed by a shareholder which it has not utilized as of the date of this report.  On June 28, 2006, GSI renewed a $1,000,000 operating line of credit guaranteed by four shareholders, $840,000 of which has been utilized as of September 30, 2006 in connection with the acquisition of GSI.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of TBS, Resolutions, and GSI.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.    Accordingly, we may experience negative operating and investing cash flows during certain months during the remainder of 2006 until MVI, TBS, Resolutions, and GSI consistently generate net cash flows sufficient to offset the anticipated expenses of operating the holding company.  While we believe that our available cash resources combined with our current revenue streams will be sufficient to meet our anticipated working capital requirements for the next twelve months, we will require additional financing to fund capital expenditure requirements in the ordinary course of business for the remainder 2006.  Should our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses.  While GSI, MVI, TBS, and Resolutions have reported both monthly operating incomes and monthly operating losses during 2006, operating incomes have been insufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from our three reporting segments (and from GSI), or reducing expenses of the holding company, we may never achieve profitability for the Company as a whole.  Although we achieved net income for the third quarter of 2006, we cannot be certain that we will sustain or increase such profitability on a quarterly or annual basis.

Between November 2000 and at least December 2004, our operating shortfalls were funded by one shareholder, an affiliate, to whom we owe $65,000 in principal and approximately $99,000 in interest as of September 30, 2006. This shareholder has no obligation to continue to fund any future operating shortfalls.  We may be required to alter the terms of the convertible promissory note held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

Forward looking statements in this Quarterly Report on Form 10-QSB include, without limitation:

The statements in MD&A under the captions Introduction and Business Overview of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to (1) our expectations about the benefits we may derive from the acquisition of GoSolutions, (2) our belief that we have improved our corporate governance, (3) our current and future growth strategy to acquire intellectual and technology assets and our expectations about the benefits we may derive, (4) our beliefs about our vision to become a business process management/workflow service and the benefits we expect to derive, (5) our acquisition strategy, and (6) our belief that obtaining planned financings will allow us to generate adequate cash flows to sustain operations at current levels until we being to operate profitably on a consistent, month-over month basis, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) As of September 30, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures during the three months ended September 30, 2006 were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

(b) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2006 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

None.

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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 14, 2006 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 14, 2006 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 14, 2006 by K. Mason Conner, Chief Executive Officer.**

32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 14, 2006 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: November 14, 2006	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: November 14, 2006	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)