Form 10KSB
period 2006-12-31
VILLAGEEDOCS INC
filed 2007-04-02
CIK 1122099

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------------

FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006	Commission File Number: 00031395

VillageEDOCS

(Name of Small Business Issuer in its Charter)

California	33-0668917
---------------------------------------------------	------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

14471 Chambers Road, Suite 105, Tustin, CA	92780
---------------------------------------------------	-----------------------------
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number:	(714) 734-1030

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

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

Indicate by a check mark whether the issuer is a shell company.  YES (   )____NO (X)

State issuer's revenues for its most recent fiscal year:  $12,912,173

State the aggregate market value of the voting stock held by non-affiliates of the issuer:  $3,939,581 as of February 28, 2007.

Number of shares of the issuer's common stock, no par value, outstanding as of February 28, 2007:  147,868,127 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format                YES (   )____NO (X)

Indicate by check mark whether the Issuer  is an accelerated filer (as defined in Rule 12b-2 of the Act)        YES (   )____NO (X)

VillageEDOCS

FORM 10-KSB INDEX

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

			Page
PART I

	Item 1.	Description of Business	3
	Item 2.	Description of Property	9

	Item 3.	Legal Proceedings	10

	Item 4.	Submission of Matters to a Vote of Security Holders	11

PART II

	Item 5.	Market for Equity Securities and Related Stockholder Matters	12

	Item 6.	Management's Discussion and Analysis or Plan of Operation	13

	Item 7.	Financial Statements	41

	Item 8.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure	41

	Item 8A.	Controls and Procedures	41

	Item 8B.	Other Information	41

PART III

	Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act	43

	Item 10.	Executive Compensation	46

	Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	59

	Item 12.	Certain Relationships and Related Transactions and Director Independence	49

	Item 13.	Exhibits	64

	Item 14.	Principal Accountant Fees and Services	72

	Signatures		73

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

IMPORTANT NOTIFICATIONS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to put undue reliance on any forward-looking statements.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.  For important additional and specific information regarding these statements, we strongly urge you to refer to the captions entitled "CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS" and "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" which can be found in Item 6. Management's Discussion and Analysis or Plan of Operation of this Annual Report on Form 10-KSB.

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

General

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

Our target markets include financial services, healthcare, manufacturing, and local government, and we served approximately 1,200 active clients, including approximately 25,000 individual users, as of December 31, 2006.  We have a multi-channel sales approach, selling directly to clients through our telesales and field sales and tele-marketing professionals and indirectly through strategic partners.

Unless otherwise indicated by the context, the "Company" means the parent company, VillageEDOCS and our wholly-owned subsidiaries, GoSolutions, Inc., MessageVision, Inc., Tailored Business Systems, Inc., and Phoenix Forms, Inc.

We are incorporated in the State of California and have been in business since 1995.  Our corporate headquarters are located at 14471 Chambers Road, Suite 105, Tustin, CA 92780, and our telephone number is (714) 734-1030.  As of December 31, 2006, we had 78 employees, and we service clients throughout the world.

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

Business Services

We market a complete set of business communications services and solutions that enable business enterprise clients to increase competitiveness and efficiency through the automation of labor- and paper-intensive business processes. We believe that our communications technologies-based services improve and enhance data delivery and critical business communications for global enterprises.  We believe our hosted "on demand" solutions enable organizations to pay as they utilize services, outsourcing the friction points of business document processing, communications, and messaging, while retaining control of business information, processes, and services.

Operating Segments

We conduct our business through four wholly-owned subsidiaries.  GoSolutions, Inc. ("GoSolutions", "GSI"), operates our enhanced voice and data communications services.  MessageVision, Inc. ("MessageVision," "MVI") operates our Internet-based document delivery services.  Tailored Business Systems, Inc. ("TBS") operates our government accounting products and services business.  Phoenix Forms, Inc. ("Resolutions," "PFI") operates our e-forms, archiving, imaging, and workflow services.

Segment revenue and profit information for MessageVision, TBS, and Resolutions is presented in Note 12 of the Company's 2006 Consolidated Financial Statements, included as Exhibit 99.1 to this report.  See "Management's Discussion and Analysis of Financial Condition or Plan of Operation"  for additional financial data and commentary on recent financial results for operating segments.

GoSolutions - Enhanced Voice and Data Communications Services

GoSolutions (29% of consolidated revenues in 2006), which we acquired in May 2006, offers next generation communications services to enterprise customers through its hosted suite of enhanced telephony applications.  GoSolutions develops, licenses and delivers technology to address the expanding needs of the telecommunications market.

As of February 28, 2007, GSI had over 23,000 active users.  GSI has two wholly-owned subsidiaries: Go Solo Technologies, Inc. and GoSolutions Canada, Inc., which has no significant operations. During 2006, independent representatives of one customer accounted for 50% of GSI's consolidated net sales (including sales prior to acquisition).

GoSolutions Overview

GoSolutions' Enhanced Services Platform (ESP) offers a portfolio of progressive, Telco-grade calling services including basic voicemail, enhanced voicemail (which includes speech navigation and Web/phone message access), unified communications, audio and Web conferencing solutions.  All GoSolutions' applications can be bundled with traditional voice and data products to provide the enhanced features found with VoIP offerings in the traditional Time Division Multiplexing space.

Basic Voicemail

GoSolutions has created a voicemail platform that enables companies to start out with the basics and add enhanced features as they grow.  Features offered by GoSolutions consist of the following:

•              Call Forward Busy No Answer is set by Service Provider at the Local Exchange Carrier to transfer caller to the GoSolutions ESP;

•              Outside callers leave voicemail in the user's mailbox;

•              Subscriber dials own number to check messages from subscribed direct inward dial number;

•              Subscribers can listen, reply and send voicemail; and

•              Shared 800 access available to check messages while traveling.

Enhanced VoiceMail

In addition to the features of GoSolutions' Basic Voicemail, GoSolutions' Enhanced Voicemail solution offers subscribers a virtual attendant with Find Me call routing capable of ringing up to 9 numbers. Privacy features allow callers to hear who's calling and either accept the call or transfer the caller to voicemail.  A Web interface is available to check messages online. Enhanced Voicemail subscribers enjoy an enhanced professional image and the confidence of never missing another call or potential opportunity. Enhanced Voicemail is offered with a generic brand. Private branding and custom branding options are also available.

All the Basic Voicemail features are included, plus:

•              Subscriber web access to playback voicemail messages online;

•              Find Me allows callers to have the party located at multiple destinations; and

•              Message notification sends subscriber an email or SMS text message to their cell phone notifying them of new voicemail messages.

Premium Unified Communications

GoSolutions' flagship product, Unified Communications, is more than just a voicemail system. It is a next-generation communications suite that makes end-user's lives simple and more efficient.

GoSolutions' unified communications solution enables subscribers to have a unified inbox. All voice, fax, and email messages are centrally located and accessible via the phone or the Web.

Web access is compatible with MS Outlook. Users receive all their messages by consolidating them into the most widely used email application available.

In addition, users can use GoSolutions' speech recognition system to send and receive voicemail and email over the phone.

Corporate Directory

GoSolutions' has combined flexible technology in conjunction with a custom IVR application to deliver a corporate directory product. Proprietary speech recognition technology directs a caller to a main line to access other sub accounts (users or departments) by name. Out of office attendant included.

Unlimited scalability for any organization.

Corporate directory solutions are generally private branded for customers.

GoSolutions Conferencing

GoSolutions offers both audio and Web conferencing services.

Audio Conferencing - Subscribers can hold instantaneous conference calls on a reservationless conference bridge, using our custom-switching software. Customers can host a call or have individual callers pay for their own time on the conference call on a self-moderated conference bridge. Available bundled with other products for a unique, differentiating service.

Web Conferencing - Allows subscribers to collaborate online in a feature-rich Internet browser meeting window. Growing in popularity, this option is attractive to individuals, small, and large businesses alike that are looking to reduce travel and presentation overhead. Custom-branding option is available.

Net sales to external customers for the period from May 1, 2006 (date of acquisition) through December 31, 2006 were $3,720,998.

MessageVision - Electronic Document Delivery Services

MessageVision (22% of consolidated revenues in 2006) is a California corporation formed in 2004 to operate the historical business of VillageEDOCS, an Internet-based electronic document delivery service.

We believe that MessageVision provides superior flexibility, availability, reliability, scalability, and security to enterprises.  Virtually all industry segments produce documents that require extreme attention to content, format, security, and accuracy prior to delivery to the recipient.  One feature that MVI's service provides is the ability for a user to send an electronic fax document to an individual or to a broadcast list of thousands through a web browser, e-mail package, Microsoft Windows-based application, Enterprise Resource Planning or Customer Relationship Management system, or a proprietary corporate information system.   In addition, MVI provides "inbound" fax services that enable our clients to receive fax documents electronically. Once received electronically, documents may be stored digitally, printed, forwarded, sent to a fax machine, deleted with a single click, or annotated using popular desktop software.  The service also fulfills the reliability and capacity considerations normally applied to production applications.  When a fax is received by the service, it can be sent directly to an individual's email, central administrator for further distribution, or to back office applications for processing.  Users are assigned a personal toll or toll-free number.

Another example of MVI's service is the ability to capture information from any predefined output format, standard interface, data stream (i.e., API, Barcode, Print, Spool, Control File etc.) or directly from the actual document.

Our integration tools automatically extract data values to automate business processes such as creating and distributing forms, addressing and re-routing faxes and email transmissions, and archiving data for immediate retrieval.

As of February 28, 2007, MVI had approximately 400 active clients.  During 2006, no single customer accounted for more than 10% of consolidated net sales.

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

Net sales to external customers for the fiscal years ended December 31, 2006 and 2005 were $2,890,640 and $3,093,450, respectively.

Tailored Business Systems, Inc. - Government Accounting Products and Services

TBS (32% of consolidated revenues in 2006) is a Georgia corporation established in 1973.  The Company acquired TBS in February 2004.  TBS is engaged in the business of creating, maintaining, training, customizing and supporting computer application programs primarily for the use of city and county governments, the sale and installation of computer equipment and supplies, the printing and ordering of forms, the furnishing of consulting services, and the implementation of internal computer networks in communication with IBM iSeries servers.  We generate revenues from TBS' established client base in the form of volume printing, billing, and fulfillment services as well as maintenance and training revenues.  We have achieved a dominant share of the Georgia market for small to medium government entities, enjoying 75% of the city and municipal government market and 31% of the county government market in that state. Our goals include expanding our business model to governmental entities regionally and, eventually, nationwide.  In addition, we intend to expand revenue both from printing and from subscription-based hosted solutions.

As of February 28, 2007, TBS had approximately 400 active clients.  During 2006, no single customer accounted for more than 10% of consolidated net sales.

We charge for our proprietary software and for general-purpose hardware used in providing in-house solutions.  When a client elects to use the hosted Application Service Provider service, we charge a monthly fee per user for the use of the Internet based services.  For our online payment services, charges are usage-based.  In addition to our application offerings, we charge for consulting, installation, implementation, support, annual maintenance and training.  We charge separately for printing and forms jobs based on the specific nature of the requirements.  For printing, it is generally per mailing and for forms on a per page basis.  We deliver an efficient, economical and secure environment for our municipal clients.  Our net revenues vary quarterly based on the budget and property tax assessment cycles of our local government clients.

Net sales for the fiscal years ended December 31, 2006 and 2005 were $4,130,458 and $3,779,211, respectively.

Resolutions - Electronic Document Management Services / Electronic Forms

Resolutions (17% of consolidated revenues in 2006) provides products for document management,  document imaging, electronic forms, document archiving, and e-mail archiving.   Resolutions' solutions are intended to help companies manage the entire life cycle of business critical information, whether it is to be printed, distributed, emailed, faxed, archived, imaged or just retrieved and viewed on screen.  Our solutions have the power and flexibility to allow our customers to optimize the processing and delivery of the entire range of business documents and help them to keep their businesses competitive by making it easier to generate, store, manage, protect, retrieve, and distribute their information.

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

As of February 28, 2007, Resolutions had approximately 300 active clients.  During 2006, no single customer accounted for more than 10% of consolidated net sales.

Net sales to external customers for the fiscal year ended December 31, 2006 were $2,170,077.  Net sales to external customers for the period from April 1, 2005 (effective date of acquisition) through December 31, 2005 were $1,895,785.

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

Competition

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company's subsidiaries. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and distribution partners.  We believe that GSI and MVI can compete effectively because we offer our clients certain capabilities that much of the competition does not offer, such as custom integration, private-labeling, intelligent document routing, enhanced delivery tracking, time-released training messaging, integrated distribution lists, call transfer functionality, and electronic document presentation.  We believe TBS can compete effectively because we provide affordable and reliable full-service solutions tailored to the needs of local governments.  We believe Resolutions can compete effectively because we offer affordable yet complete solutions to manage electronic documents.  However, there can be no assurance that our competitors will not develop and market similar products and services that are equal or superior to ours, or that achieve greater market acceptance than our offerings.

Outlook and Strategy

We intend to continue our focus on obtaining growth from higher margin products and services at GSI, MVI and TBS, as well as growth from Resolutions and other acquisitions of companies that consistently generate net income and positive cash flows.  We believe that this strategy offers the best opportunity for the Company's operations to continue to generate positive operating income and cash flows from operations and to achieve net income.

During 2006, we pursued our strategy of preparing VillageEDOCS for significant growth.  One area that we focused on was adding to the leadership team so that sufficient management resources would be in place to properly manage our planned growth.  Should additional growth capital become available during 2007, we intend to direct the capital toward increasing sales and marketing while holding down costs for general and administrative as well as product and technology expenses.

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

Employees

As of February 28, 2007, VillageEDOCS had six full-time employees, four of whom are executive officers.  GoSolutions had twenty nine full-time employees.  These employees include three engaged in sales and marketing, nine in customer service, three in product development, ten in engineering and operations, and four in administration.  MessageVision had twelve full-time employees. These employees include two engaged in sales and marketing, seven in engineering and operations, and two in administration.  TBS had nineteen full-time employees, including one engaged in sales and marketing, three in technology development, twelve in operations, and three in administration.  Resolutions had twelve full-time employees, three in sales, seven in operations and technology development, and two in administration.

ITEM 2.  DESCRIPTION OF PROPERTY

VillageEDOCS and its subsidiaries occupy office space in California, Georgia and Florida.  The operations of VillageEDOCS and MVI are conducted from approximately 3,600 square feet of leased office space located at 14471 Chambers Road, Suite 105, Tustin, California 92780.  We lease the Tustin office space pursuant to an operating lease agreement expiring in May 2007 at a cost of $5,380 per month.  The operations of GoSolutions are conducted from approximately 8,000 square feet of leased office space located at 10701 Danka Way North, Suite 100, St. Petersburg, Florida  33716.  GoSolutions leases the St. Petersburg office space pursuant to a noncancelable operating lease agreement expiring in April 30, 2011 at a cost of $12,653 per month.    The building in which the office space is located is owned by an entity in which a member of GoSolutions Equity LLC (a significant shareholder of VillageEDOCS) owns an interest.  The operations of TBS are conducted from approximately 6,200 square feet of leased office space located at 40 Joe Kennedy Blvd., Statesboro, GA  30458.  The Company leases the Statesboro office space pursuant to an operating lease expiring in January 2009 at a cost of $6,200 per month.  The office building is owned by a partnership controlled by TBS' former owners, who are presently employees of TBS (see "Certain Relationships and Related Transactions ").  The operations of Resolutions are conducted from approximately 5,500 square feet of leased office space located at 3360 Martin Farm Road, Suwanee GA 30024 at a cost of $7,333 per month expiring in April of 2010.

Additionally, the Company leases space and operating systems equipment from AT&T in Irvine, California and from Qwest in Tampa, Florida, primarily to support the service operations of MVI and GSI.  The highly secure facilities are served by all major global telecommunications carriers and are physically-, environmentally-, and utility-redundant sites with multiple telecommunications feeds, multiple emergency power generators, and emergency fuel reserves. These fully redundant systems and emergency power provisions are designed to provide non-stop service and no single point of failure.

ITEM 3.  LEGAL PROCEEDINGS

Litigation and Claim

In connection with our acquisition of GSI, we are entitled to certain rights of indemnification from GoSolutions Equity, LLC, which is a former shareholder of GSI that became a shareholder of the Company as a result of our acquisition of GSI.  We have made a claim of indemnification from this entity in connection with the bankruptcy of one of GSI's significant customers - Vartec Telecom, Inc. - and the facts and circumstances relating to the procurement and maintenance of the Primerica Life Insurance account and related Citigroup affiliates.  GoSolutions Equity, LLC has indicated that it does not believe that we have a valid basis for making such indemnification claims.

We have not engaged in meaningful discussions with GoSolutions Equity, LLC as it relates to our indemnification claims notice and their response to such claims notice.  Accordingly, we are unable to advise whether we will be successful in our indemnification claims against GoSolutions Equity, LLC.  Pursuant to our agreement with GSI, if we are successful, GoSolutions Equity, LLC would only be required to return up to approximately 4.4 million of our shares issued to that entity to satisfy such indemnification claims.  GoSolutions Equity, LLC is not required to contribute cash to satisfy any indemnification claims.

In March 2007, GSI was served by the Trustee for Vartec Telecom, Inc. in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division, Case No. 04-81694-hdh-7.  The complaint seeks recovery of approximately $400,000 for alleged preferential transfers made in 2004.  VillageEDOCS and GSI intend to vigorously defend in an attempt to settle this case.  The Company has been advised that the maximum potential loss should be approximately $150,000; however, based on the early stage of this case, it is difficult to evaluate the merits of the claim and too early to predict with any certainty the ultimate outcome of this case.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

On April 25, 2006, holders of a majority of the voting capital stock of the Company acted by written consent in lieu of a special meeting of shareholders to provide for the following:

1.                The election of five directors to serve until the 2007 annual meeting of stockholders and until their successors are elected and qualified; and

2.                Amend the Company's Bylaws to create the position of Chief Executive Officer and describe the powers and responsibilities of the Chief Executive Officer; and

3.                Amend the Company's Bylaws to set the number of Directors to not less than three (3) nor more than nine (9).

PART II

ITEM 5.  MARKET FOR EQUITY SECURITIES AND RELATED STOCKHOLDER MATTERS

Our common stock is traded on the Over-the-Counter Bulletin Board ("OTCBB").   The following sets forth the range of high and low bid quotations for the periods indicated as reported by Nasdaq Trading and Market Services.  Such quotations reflect prices between dealers without retail mark-up, markdown or commission and may not represent actual transactions.  The Company's common stock is quoted on the OTCBB under the symbol VEDO.  The stock is thinly traded and transactions in the stock are sporadic and infrequent.

Quarter Ended

High Bid

Low Bid

March 31, 2005

$0.165

$0.125

June 30, 2005

$0.200

$0.130

September 30, 2005

$0.200

$0.130

December 31, 2005

$0.190

$0.120

March 31, 2006

$0.165

$0.080

June 30, 2006

$0.200

$0.080

September 30, 2006

$0.100

$0.060

December 31, 2006

$0.140

$0.085

As of December 31, 2006, there were 362 holders of record of the Company's common stock and one holder of record of the Company's preferred stock.

Dividend Policy

We have never declared dividends or paid cash dividends on our common stock.  We intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following provides information concerning all sales of securities within the last fiscal quarter of 2006 that were not registered under the Securities Act of 1933, as amended (the "Securities Act"):

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

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The following Management Discussion and Analysis or Plan of Operation ("MD&A") is intended to help the reader understand VillageEDOCS.  MD&A is presented in the following seven sections:

          Business Overview

          Critical Accounting Policies and Estimates

          Recent Accounting Standards and Pronouncements

          Results of Operations

          Liquidity and Capital Resources

          Cautionary Information About Forward-Looking Statements; and

          Certain Factors That May Affect Future Results.

MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated balance sheet as of December 31, 2006 and our audited consolidated statements of operations, stockholders' equity (deficit) and cash flows for each of the years in the two-year period then ended and the related notes thereto.

In MD&A, we use "we," "our," "us," "VillageEDOCS," and "the Company" to refer to VillageEDOCS and its wholly-owned subsidiaries, unless the context requires otherwise.  Amounts and percents in tables may not total due to rounding.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. The Company cautions readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2007 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

The Company's Internet web site address is www.villageedocs.com.  The Company's annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports of Form 8-K, and all amendments thereto, are available free of charge on our website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.  The information on the Company's web site is not incorporated by reference in this annual report on Form 10-KSB.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 consolidated financial statements, the Company has suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Effective April 1, 2005, we acquired Resolutions and, effective May 1, 2006, we acquired GoSolutions.  The acquisition of Resolutions in 2005 has caused our results of operations during 2005 to vary significantly from those reported for 2004 due to the consolidation of Resolutions during most of 2005.  Moreover, the acquisition of GoSolutions has caused our results of operations since May 1, 2006 and during 2006 to vary significantly from those reported for 2005 due to the consolidation of GoSolutions.

Our business and results of operations are affected by a wide variety of factors, as we discuss under the caption "Certain Factors That May Affect Future Results" and elsewhere in this report, which could materially and adversely affect us and our actual results.  As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

Any forward-looking statements herein speak only as of the date hereof. Except as required by applicable law, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

BUSINESS OVERVIEW

General

We are incorporated in the State of California and have been in business since 1995.  We conduct our business through four wholly-owned subsidiaries.  GSI, our most recent acquisition, provides enhanced voice and data communications services.  MVI operates our Internet based document delivery services.  TBS operates our government accounting products and services business.  Resolutions sells and operates our e-forms, archiving, imaging, and workflow products and services.

We generate revenue, operating income, and cash flows from:

  subscription agreements for enhanced voice, data, and conferencing services;
  usage charges for delivery and other services involving electronic documents;
  usage charges for our governmental accounting and online payment hosted application services;
  recurring fixed monthly service fees for access to voice, data, or application services;
  per item and flat fee charges for volume printing services to governmental entities;
  fees for professional service;
  wholesale enhanced voicemail services;
  the sale of licenses for proprietary software and third party software;
  fees for maintenance and support agreements;
  installation services;
  sales of third party computer hardware; and
  fees for training.

Our Objective

A core component of our mission is to provide solutions that facilitate the movement of business information between business enterprises using a dynamic and diverse set of delivery methods and content formats.  Our products and services have been designed to help enterprises meet various communications challenges, including the need to:

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

Our target markets include Financial Services, Healthcare, Manufacturing, and Local Government, and we serve approximately 5,100 active clients.

While we do have some sources of non-recurring revenue, such as hardware sales and third party software, we focus on developing and maintaining sources of monthly recurring revenue, such as providing subscribers with solutions for their critical day to day business processes for the movement of business information.

Key Items in 2006

In 2006, we made significant progress toward achieving our strategic objectives by:

  acquiring GSI effective May 1, 2006, a company with strategic products and services (2006 revenue: $3,720,998);
  increasing consolidated net revenue for 2006 by 47% due to a 9% increase in our TBS subsidiary, a 14% increase in our Resolutions subsidiary resulting from the consolidation of the net revenue of Resolutions during the first quarter of 2006, and the consolidation of $3,720,998 of net revenue of GSI from May 1, 2006 (date of acquisition);
  reducing net loss for 2006 by $7.2 million compared to 2005 as a result of the conversion to common stock of all debt containing embedded derivatives; and
  preparing to successfully execute our planned growth strategy  by strengthening the management team.  During 2006, we hired Jerry Kendall as President and Joe Torano as Sr. V.P. of Sales and Marketing.

Areas of Focus

Growth Strategy

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

Our ultimate vision is to become a business process management/workflow service that provides competency and functionality in the following areas:

  Web Content Management;
  Digital Asset Management;
  Email Management;
  Records Management;
  Documentation Management;
  Information Indexing;
  Categorization/Taxonomy;
  Recognition;
  Document Imaging;
  Form Processing;
  Scanning;
  Collaboration
  Repositories, Storage;
  Long Term Archival;
  Content Integration,;
  Search and Retrieval;
  Content Syndication;
  Localization and Personalization; and
  Publication (paper or electronic).

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

Capital Formation

During 2007, we are actively seeking additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders.  Although we believe the Company will generate adequate cash to sustain operations at current levels, we may require additional funding to invest in resources that will enable us to operate profitably on a consistent, month-over-month basis. We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to maintain profitable operations.

In spite of the impact of new laws, regulations, and accounting pronouncements that have significantly increased our cost of operating as a public company, we intend to contain general and administrative costs where possible.  Should additional growth capital become available during 2007, we intend to direct the capital toward increasing sales and marketing while holding down costs for general and administrative as well as product and technology expenses to the extent possible.

Organizational Enhancements

Our goal is to drive efficiency and effectiveness throughout our group of companies.  We are working to align each business unit around shared goals and performance targets.  In addition, we are striving to maximize cross-selling activities and we are devoting strategic product management and technical resources both to strengthening the integration of our existing products and services and to developing new products and services that will allow us to offer our clients powerful new solutions comprised of the best that each of our business units has to offer.

Challenges and Risks

Looking forward, management has identified certain challenges and risks that demand our attention.  Of these, two key challenges and risks are discussed below.

Increased Competition and Capabilities in the Marketplace

We face strong competition from well-established national and global companies as well as from relatively new companies. We must continue to selectively expand into other profitable segments of our markets and offer powerful product and service offerings in order to increase our share of the marketplace.  The introduction of new technologies could render our existing products and services obsolete or unmarketable or require us to invest in research and development at much higher rates with no assurance of developing competitive products. Changes in technologies or customer requirements also may cause the development cycle for our new products and services to be lengthy and result in significant development costs.  Competitive pressures may impair our ability to achieve profitability

Capital Resources

We believe that current and future available capital resources, including the net proceeds from sale of our products and services, will be sufficient to fund our operations at current levels for the foreseeable future.  However, the exact amount of funds that we will require will depend upon many factors, and it is possible that we will require additional financing.  Such sources of financing could include capital infusions, additional equity financing, or debt offerings. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable the Company to achieve and maintain profitable operations.  The inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

See also the section entitled Certain Factors That May Affect Future Results below for more information about risks and uncertainties facing VillageEDOCS.

Critical Accounting Policies and estimates

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

While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

  revenue recognition;
  stock-based compensation;
  software development costs;
  goodwill and other intangible assets;
  long-lived assets;
  beneficial conversion features
  income taxes; and
  contingencies

In addition, please refer to Note 3 to the accompanying consolidated financial statements for further discussion of our significant accounting policies.

Revenue Recognition.  We recognize revenue in accordance with Staff Accounting Bulletin ("SAB") No. 101, "Revenue Recognition in Financial Statements", as revised by SAB No. 104.  As such, we recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or the services have been performed, the price is fixed or readily determinable and collectibility is probable.  Sales are recorded net of sales discounts.

We have adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as well as SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue generated by TBS and Resolutions allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. At times, we may enter into multiple-customer contracts in which we allocate revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

Services revenue is recognized as the service is performed assuming that sufficient evidence exists to estimate the fair value of the services.  Consulting and training services are billed based on contractual hourly rates and revenues are recognized as the services are performed. Consulting services primarily consist of implementation services related to the installation of our products which do not require significant customization to or modification of the underlying software code.

Revenue from subscription agreements consists of fixed monthly fees and usage charges, generally based on per minute rates.  Subscription agreement revenue related to MVI and GSI usage service charges are billed monthly in arrears and the associated revenues are recognized in the month of service. Recurring charges for the GoSolo™ platform are billed in advance on a monthly basis and recorded as deferred revenues.  We recognize subscription agreement revenue ratably over the service period, which management believes approximates the actual provision of services. Professional service fee revenue consists of consulting fees charged to enterprise clients for GoSolo™ platform enhancements.  We recognize professional service fee revenue on a time and materials basis over the service period, which management believes approximates the actual provision of services.  Wholesale enhanced voicemail services consists of fees charged to telecommunications providers for use of the GoSolo™ platform to provide their customers with hosted electronic voicemail, billed monthly in arrears and the associated revenues are recognized in the month of service.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB 25 as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation " (SFAS 123). As stock-based compensation expense recognized in the consolidated statement of operations for 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.  The estimated average forfeiture rate for the year ended December 31, 2006, of approximately 11% was based on historical forfeiture experience and estimated future employee forfeitures.

Stock-based compensation expense recognized as operating expense under SFAS 123(R) for the year ended December 31, 2006 was $557111, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options. See Note 3 to the consolidated financial statements for additional information.

Software Development Costs.  We capitalize software development costs pursuant to SFAS No. 86, "Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed," after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to our customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized costs consist of direct costs and allocated overhead associated with the development of the software products.  Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years.  We review the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

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

We believe that the accounting estimates related to impairment of goodwill and other intangible assets are "critical accounting estimates" because (1) they are highly susceptible to change from period to period because they require company management to make assumptions about future sales and cost of sales, and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet as well as our net loss would be material.  Management's assumptions about future sales prices and future sales volumes have fluctuated in the past and are expected to continue to do so.

In estimating future sales, we use our internal budgets.  We develop our budgets based on recent sales data for existing products and services, planned timing of new product and service launches, and customer commitments related to existing and newly developed products and services.

In each of the last two years, we have used the services of independent valuation firms to assist us with identifying and valuing intangible assets and testing the reported carrying value of our goodwill and intangible assets.  In each year we determined that, based on our assumptions, as well as the impairment analysis conducted by the valuation firm, that the sum of the expected future discounted cash flows exceeded the reported carrying value and therefore we did not recognize an impairment loss.

If we had been required to recognize an impairment loss on our goodwill and intangible assets, it would likely not have materially affected our liquidity and capital resources because we are not subject to any restrictive covenants related to the net income we report in our consolidated financial statements.

Long-Lived Assets.  We assess the recoverability of our long-lived assets by determining whether the depreciation and amortization of long-lived assets over their remaining lives can be recovered through projected undiscounted future cash flows.  The amount of long-lived asset impairment, if any, is measured based on fair value and is charged to operations in the period in which long-lived asset impairment is determined by management.

Beneficial Conversion Feature.  The convertible feature of certain of our convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), "Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio" and Emerging Issues Task Force Issue No. 00-27,"Application of EITF Issue No. 98-5 To Certain Convertible Instruments," the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. We are amortizing the discount using the effective interest method through maturity of such instruments.  We will record the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument is converted into our common stock.

Income Taxes.  We account for income taxes using the asset and liability method under which deferred tax assets or liabilities are calculated at the balance sheet date using current tax laws and rates in effect for the year in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amounts expected to be realized.

Contingencies.  From time to time we are or may be subject to various claims and contingencies, sometimes related to legal proceedings.  Due to their nature, such legal proceedings involve inherent uncertainties including, but not limited to, court rulings, negotiations between affected parties, and governmental actions.  Management assesses the probability of loss for such contingencies and accrues a liability and/or discloses the relevant circumstances, as appropriate.

RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

Refer to Note 3 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

RESULTS OF OPERATIONS

Year Ended December 31, 2006 Compared to Year Ended December 31, 2005

Net Revenue from External Customers

Net revenue from external customers for 2006 was $12,912,173, a 47% increase over 2006 net revenue of $8,768,446.

During 2006, GSI, MVI, TBS, and Resolutions generated 29%, 22%, 32%, and 17% of our net revenue, respectively.  During 2005, MVI, TBS, and Resolutions generated 35%, 43%, and 22% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:
	Year Ended	Year Ended
	December 31,	December 31,	Variance
	2006	2005	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$ 2,890,640	$ 3,093,450	$ (202,810)	-7%
Government accounting solutions	4,130,458	3,779,211	351,247	9%
Electronic forms	2,170,077	1,895,785	274,292	14%
Integrated communications	3,720,998	-	3,720,998	100%
Corporate	-	-	-
Total net revenue from external customers	$ 12,912,173	$ 8,768,446	$4,143,727	47%

As anticipated, the most significant factor in the increase in consolidated revenue during 2006 was the consolidation of the revenue of GSI from the date of acquisition (May 1, 2006).

Revenue increased 9% at TBS due to increases in revenue from printing, maintenance agreements, online services, and software that resulted from pursuing a strategy to expand our sales of printing business into new areas, building upon the property tax form processing which has historically produced the largest share of our overall printing revenue.  These increases were partially offset by decreases in hardware sales, installation, and training which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue increased 14% at Resolutions due to increases in sales of our proprietary products and services as offset by decreases in sales of maintenance agreements for certain third party software products that resulted from the expiration of certain of our contracts with third party software companies.  In addition, revenue for 2006 increased due to the consolidation of Resolution's results for the full year as compared to nine months in 2005 (from date of acquisition).

Revenue decreased at MVI by 7% due to a slight reduction in revenue from monthly fixed charges and a temporary reduction in sales staff and related expenses.  During 2006, sales efforts were directed toward pursuing sales to larger clients.  While such sales typically involve longer and more complex sales cycles, we believe they provide a greater protection from pricing erosion due to the additional functionality and integration that are elements more often associated with our larger client relationships.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Year Ended	Year Ended
	December 31,	December 31,	Variance
	2006	2005	Amount	Percent

Cost of sales:

Electronic document delivery services	$ 946,941	$ 956,722	$ (9,781)	-1%
Government accounting solutions	2,533,461	1,509,488	1,023,973	68%
Electronic forms	792,280	593,106	199,174	34%
Integrated communications	834,720	-	834,720	100%
Corporate	-	-	-
Total cost of sales:	$ 5,107,402	$ 3,059,316	$ 2,048,086	67%

Cost of sales for 2006 were $5,107,402 as compared to the $3,059,316 reported for 2005.  Total cost of sales during 2006 represented 40% of net sales as compared to 35% during 2005.

Cost of sales for MVI during 2006 represented 33% of net sales as compared with 31% of net sales in 2005.

Cost of sales for TBS during 2006 represented 61% of net sales as compared with 40% of net sales in 2005.  The increased costs at TBS were largely attributable to the increase in revenue as well as reallocation of staff resources which increased operations staff costs and correspondingly reduced administrative staff expenses.

Cost of sales for Resolutions during 2006 represented 19% of net sales as compared with 16% of net sales in 2005.  The increased costs at Resolutions reflect a change in revenue mix where sales of lower margin products and services were more prominent during 2006 due to the reduction in revenue from maintenance agreements, which generally provide greater margins.

Cost of sales for GSI during 2006 represented 20% of net sales.

Gross Profit

Gross profit for 2006 increased 37% to $7,804,771 as compared to $5,709,130 in 2005.  The increase in 2006 of $2,095,641 resulted from the addition of $2,886,278 from GSI as well as an increase of $75,118 from Resolutions.  These increases were offset by decreases of $193,029 and $672,726 from MVI and TBS, respectively.  Gross profit margin for 2006 was 60% compared to 65% for 2005.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Year Ended	Year Ended
	December 31,	December 31,	Variance
	2006	2005	Amount	Percent

Operating expenses

Electronic document delivery services	$ 1,179,012	$ 1,386,338	$ (207,326)	-15%
Government accounting solutions	1,375,461	2,270,659	(895,198)	-39%
Electronic forms	1,293,189	893,086	400,103	45%
Integrated communications	2,595,251	-	2,595,251	100%
Corporate	2,157,851	1,033,861	1,123,990	109%
Total operating expenses:	$ 8,600,764	$ 5,583,944	$ 3,016,820	54%

During 2006, Corporate's operating expenses increased $1,123,940 from 2005 as a result of increased compensation, legal and accounting expenses incurred in connection with our strategy to better prepare our company to manage planned growth, including acquisition-related growth.  In addition, we recognized $557,111 in compensation expense associated with the vesting of incentive stock options as a result of the adoption of SFAS No. 123(R).

During 2006, MVI's operating expenses decreased by 15%.  Product and technology development increased by 14% to $415,815 from the $365,125 reported in 2005 as a result of increased compensation expenses.  Sales and marketing decreased by 41% to $373,536 from the $636,055 reported in 2005 as a result of staff reductions.  General and administrative was $347,340 during 2006 which is flat compared to 2005.  Depreciation and amortization expense increased $4,890 to $42,321.

During 2006, TBS's operating expenses decreased by 39%.    Product and technology development decreased $183,150 to $377,044 as compared to $560,194 reported in 2005 due to decreased reliance on consultants and reallocation of staff resources.  Sales and marketing decreased 10% to $220,909 and general and administrative decreased $658,823 to $656,735 from the $1,315,558 reported in 2005 due to reallocation of staff resources.  Depreciation and amortization expenses decreased 19% to $120,773.

During 2006, Resolutions operating expenses increased by 45%, largely due to comparing twelve months of 2006 to the nine month period beginning with the date of acquisition (April 1, 2005).  Product and technology development increased 27% to $180,430 due to compensation expenses, sales and marketing increased 32% to $337,411 due to hiring additional sales resources, and general and administrative increased 63% to $636,729 due to reallocation of staff resources.  Depreciation and amortization expenses increased 30% to $138,619.

During the period from May 1, 2006 (date of acquisition) through December 31, 2006, GSI incurred $2,595,251 of operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $558,800, $632,756, $999,411, and $404,464, respectively.

Operating Income

As a result of the foregoing, the Company reported an operating loss for 2006 of $795,993, compared to an operating income of $125,186 for 2005.

The following is a comparison of the components of consolidated income (loss) from operations:

	Year Ended	Year Ended
	December 31,	December 31,	Variance
	2006	2005	Amount	Percent

Operating income (loss):

Electronic document delivery services	$ 764,687	$ 750,390	$ 14,297	2%
Government accounting solutions	221,536	(936)	222,472	*
Electronic forms	84,608	409,593	(324,985)	-79%
Integrated communications	291,027	-	291,027	100%
Corporate	(2,157,851)	(1,033,861)	(1,123,990)	109%
Total operating income (loss)	$ (795,993)	$ 125,186	$ (921,179)	*

* calculation is not meaningful

In addition to increases in compensation, legal, and accounting expenses, two other factors that contributed to this significant change were an increase in depreciation and amortization of $445,437 over 2005 (largely due to an increase in intangible assets and related amortization expense) and the adoption of SFAS No. 123(R), which increased operating expenses by $557,111 over 2005.

Change in Fair Value of Derivative Liability

During the year ended December 31, 2005, we recognized other income of $130,903 related to recording our derivative liabilities at fair value.  At December 31, 2005, there were no derivative liabilities since the variable debt instruments were settled in full during 2005.  At the settlement date, the remaining derivative liabilities with a value of $7,302,899 were reclassified to additional paid-in capital.

Interest Expense, net

During the year ended December 31, 2006, interest expense, net decreased by 99% to $112,233 from the $8,074,489 reported in 2005.

During 2006, the most significant element of interest expense were interest charges incurred in connection with borrowing $840,000 against GSI's revolving credit line.  In addition, we incurred charges for interest on promissory notes and convertible promissory notes payable to related parties and amortization of debt discount.

During 2005, interest expense included:

  Amortization of beneficial conversion feature and debt issue costs of $1,129,770;
  Amortization of the fair value of the warrant issued to Barron Partners, LP of $6,400,000; and
  The fair value of $434,572 related to common stock issued in connection with induced conversions.

Net Loss

Net loss for 2006 was $882,132, or $0.01 per share, compared to a net loss of $8,144,928, or $0.10 per share, for 2005 on weighted average shares of 131,185,095 and 82,728,108, respectively.

The following is a comparison of the components of consolidated net loss:

	Year Ended	Year Ended
	December 31,	December 31,	Variance
	2006	2005	Amount	Percent

Net income (loss):

Electronic document delivery services	$ 822,206	$ 778,923	$ 43,283	6%
Government accounting solutions	223,236	(1,161,493)	1,384,729	*
Electronic forms	78,161	(6,076,850)	6,155,011	*
Integrated communications	278,305	-	278,305	100%
Corporate	(2,284,040)	(1,685,508)	(598,532)	36%
Total net loss	$ (882,132)	$ (8,144,928)	$ 7,262,796	-89%

* calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During 2006, our net cash position decreased by $193,232 to $568,819. Our operating activities provided net cash of $376,624; however, our investing and financing activities used net cash of $29,219 and $540,637, respectively.

Net cash provided by operating activities for 2006 was $376,624, and increase of $17,335 from the $359,289 provided by operating activities during 2005.

Our investing activities consisted of costs incurred for the acquisition of GSI, cash acquired in the acquisition of GSI, the purchase of computer equipment, and additions to capitalized software development costs. Net cash used in investing activities decreased $452,610 to $29,219 from the $481,829 used in investing activities during 2005.

Net cash used in financing activities for 2006 was $540,637, and included $10,000 of proceeds from notes payable to related parties, as offset by $546,562 of payments on note and convertible notes related to the TBS, GSI and Resolutions acquisitions.  Net cash provided by financing activities for 2005 was $426,582 and included proceeds from notes payable to related parties of $80,000 and proceeds from a note payable of $715,000, as offset by $200,000 of payments on notes related to the TBS and Resolutions acquisitions.

Effective May 1, 2006, we acquired GSI.   GSI's income from operations for the year ended December 31, 2005 was $743,847 on net revenue of $6,996,534.  VillageEDOCS' 2005 income from operations was $125,186 on net revenue of $8,768,446.  Had the acquisition been in effect throughout all of 2005, the unaudited net revenue of VillageEDOCS and GoSolutions would have been $15,764,980.  Accordingly, we expect the acquisition of GoSolutions to have a significant and positive effect on our results for 2007 since we will be consolidating their results for all of 2007 as compared to eight months in 2006.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Due to a deficit in net tangible assets, we have historically been unable to obtain operating lines of credit from traditional banking institutions.  During 2005, TBS renewed a $100,000 operating line of credit which it has not utilized as of the date of this report.  On June 30, 2006, VillageEDOCS secured a $500,000 operating line of credit guaranteed by a shareholder on which it has a balance of $350,000 as of the date of this report.  On June 28, 2006, GSI renewed a $1,000,000 operating line of credit guaranteed by four shareholders on which it has a balance of $840,000 as of December 31, 2006.  The $840,000 was used in connection with our acquisition of GSI.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of TBS, Resolutions, and GSI.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.  Accordingly, we may experience negative operating and investing cash flows during certain months during 2007 until MVI, TBS, Resolutions, and GSI consistently generate net cash flows sufficient to offset the anticipated expenses of operating the holding company.  While we believe that our available cash resources combined with our current revenue streams will be sufficient to meet our anticipated working capital requirements for the next twelve months, we will require additional financing during 2007 to fund capital expenditure requirements in the ordinary course of business and to make required principal payments pursuant to our operating lines of credit.  Should our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses.  While GSI, MVI, TBS, and Resolutions have reported both monthly operating incomes and monthly operating losses during 2006, operating incomes have been insufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from our four reporting segments, or reducing expenses of the holding company, we may never achieve profitability for the Company as a whole.

Between November 2000 and at least December 2004, our operating shortfalls were funded by one shareholder, an affiliate, to whom we owe $65,000 in principal and approximately $100,000 in interest as of December 31, 2006. This shareholder has no obligation to continue to fund any future operating shortfalls.  We may be required to alter the terms of the convertible promissory note held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

The Report of Independent Registered Public Accounting Firm on our December 31, 2006 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficit raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The "forward-looking statements" safe harbor does not apply to our company because we issue "penny stock" and are excluded from the safe harbor pursuant to Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(h)(1)(C) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "expect", "plan", "seek", "estimate", "project", "could",  and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other "forward-looking" information. . These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "Certain Factors That May Affect Future Results" in Item 6 of this Annual Report. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements.  Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB.  Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-QSB, 8-K, and other SEC filings

Forward looking statements in this Annual Report on Form 10-KSB include, without limitation:

The statements under the heading "Item 1.  Business" and in MD&A under the caption Business Overview concerning (1) our strategy to develop innovative solutions to expand our ability to benefit our enterprise clients and increase the breadth and size of the markets we satisfy today, (2) our strategy to focus on acquiring intellectual and technology assets that continue to accelerate expansion of our client solutions, (3) our goal to expand the business model of TBS regionally and nationwide and to expand revenue both from printing and from subscription-based hosted solutions, (4) our belief that we offer a complete set of business communication services and solutions and a scalable global platform, (5) our belief that our services improve and enhance data delivery or help customers to optimize the processing and delivery of the entire range of business documents, (6) our belief about the benefits businesses will derive from our software and service solutions and about its capabilities, (7) our intent to focus on obtaining growth from higher margin products and services and to make acquisitions of companies that consistently generate net income and positive cash flows, (8) our belief as the reason that each of our businesses can compete effectively, (9) our strategy of preparing for significant growth and the expected benefits of adding to our leadership team, and (10) our strategy of directing new capital primarily toward increasing sales and marketing, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry, and our dependence on third party technology suppliers to provide key software and infrastructure.

The statements under "Item 3. Legal Proceedings" concerning our belief as to the merits of the Vartec Telecom case, our belief that we have viable claim defenses, and our estimate as to the potential outcome.

The statements in MD&A under the captions Introduction and Business Overview of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to (1) our expectations about the business prospects of  MVI, TBS, Resolutions, and GSI, (2) our belief that we have improved our corporate governance, (3) our current and future growth strategy to increase the size of our management team, acquire intellectual and technology assets and our expectations about the benefits we may derive, (4) our belief about our vision to become a business process management/workflow service and the benefits we expect to derive, (5) our acquisition strategy, (6) our expectations regarding challenges and risks that we believe are key challenges and risks, and (7) our belief that obtaining planned financings will allow us to generate adequate cash flows to sustain operations at current levels until we being to operate profitably on a consistent, month-over month basis, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

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

The statements in MD&A under the caption Results of Operations of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Revenue, Gross Profit, Operating Expenses, Income (Loss) from Operations, and Net Loss and our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Liquidity and Capital Resources set forth in MD&A under the caption Liquidity and Capital Resources, including, without limitation (1) our belief that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our recent acquisition of TBS, Resolutions, and GSI, (2) our strategy of actively seeking to combine with business that operate profitably and generate positive cash flows, (3) our belief that sustainable profitability is achievable, (4) our expectations about future funding requirements, and (5) our belief that current cash position, cash generated through operations and equity offerings and available borrowings will be sufficient to meet our needs through at least the next twelve months, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, the risk that we may be unable to sustain all or part of our operations if we are not able to obtain sufficient additional funds from investors, the risk that our funding requirements could be greater should our current revenue streams or margins decrease, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS

We believe it is important to communicate our expectations to our stockholders. There may be events in the future, however, that we are not able to predict accurately or over which we have no control. The risk factors listed in this section, as well as any cautionary language in this report, provide examples of risks, uncertainties and events that may cause our actual results to differ materially from the expectations we describe in our forward-looking statements. Before you make an investment decision with respect to our common stock, you should be aware that the occurrence of any of the events described in these risk factors and elsewhere in this report could have a material and adverse effect on our business, results of operations and financial condition and that upon the occurrence of any of these events, the trading price of our common stock could decline and you could lose all or part of your investment.

The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us may also adversely impact our business operations. If any of the following risks actually occur, our business, financial condition, or operating results could be negatively affected.

We have a limited operating history which makes financial forecasting and evaluation of our business and prospects difficult and we have received an opinion from our independent registered public accounting firm regarding our ability to continue as a going concern.

Our limited operating history makes it difficult to forecast our future operating results.  We were founded and began operating in March 1999, but did not report income from operations until the quarter ended June 30, 2004, and have reported net losses through December 31, 2006. We do not have a long history upon which to base forecasts of future operating results, and any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history.

The likelihood of our future success must be considered in light of such limited operating history, as well as the problems, expenses, difficulties, complications and delays frequently encountered in connection with any business. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

The Report of Independent Registered Public Accounting Firm on our December 31, 2006 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to operate is conditioned on our ability to obtain additional financing.

Our ability to satisfy our future capital requirements and implement our growth plans will depend upon many factors, including the financial resources available to us, the expansion of our sales and marketing efforts and the status of competition.  We believe that current and future available capital resources, including the net proceeds from sale of our products and services, will be sufficient to fund our operations at current levels for the foreseeable future.  However, the exact amount of funds that we will require will depend upon many factors, and it is possible that we will require additional financing.  There can be no assurance that additional financing will be available to us on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, we may be required to delay, reduce or eliminate its programs or obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of its products, technologies or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

We cannot predict whether we will be successful together with GoSolutions because the combined business model is unproven and markets in which they are operating are developing.

Though we believe we have successfully integrated two other acquisitions in the last three years, the GoSolutions' and VillageEDOCS' combined business strategy is unproven, and it is too early to gauge reliably market penetration rates for our services. To date, neither GoSolutions nor VillageEDOCS have established a definite demand or a reliable cost to add a customer for these services. In addition, there can be no assurance that GoSolutions or VillageEDOCS will be successful in the offering of any additional services that are currently planned.  If the demand is lower than anticipated, or the cost to add a customer is higher than anticipated, our business, prospects, financial condition and results of operations would be materially and adversely affected.

GoSolutions currently depends on one large customer for the majority of its revenue.

For 2006 (including the period prior to acquisition), fifty percent (50%) of GoSolutions' revenue was derived from independent representatives of Primerica Life Insurance Company ("PLIC"). PLIC represents the majority of GoSolutions' client base. PLIC has also been instrumental in assisting GoSolutions with broadening its appeal within Citigroup, notably with Travelers Life and Annuity, National Benefit Life, Traveler's Bank, Citigroup Asset Management and Citibank Mortgage (collectively "Citigroup Affiliates"). PLIC is currently endorsing GoSolutions flagship service, GoSolo, and is under contract to do so only until the end of 2007; however, if GoSolutions contractual relationship with PLIC were to deteriorate, or terminate, it is very likely that GoSolutions ongoing progress with the Citigroup Affiliates would also be adversely affected.

We may have difficulty in retaining our customers, which may prevent our long-term success.

We anticipate that our sales and marketing and other costs of acquiring new subscriptions outside of our existing client base will be substantial relative to the monthly fees derived from subscriptions. Accordingly, we believe that our long-term success depends largely on our ability to retain our existing customers, while continuing to attract new ones. We continue to invest significant resources in our network infrastructure and customer and technical support capabilities to provide high levels of customer service. We cannot be certain that these investments will maintain or improve customer retention. We believe that competition from our competitors has caused, and may continue to cause, some of our customers to switch to a competing service provider. In addition, some new customers use our services only as a novelty and do not become consistent users of the service and, therefore, may be more likely to discontinue their service. These factors adversely affect our customer retention rates. Any decline in customer retention rates could have a material adverse effect on our business, prospects, financial condition and results of operations.

We are dependent on third party technologies and services.

We have incorporated technology developed by third parties in our services to be provided to our partners. We will continue to incorporate third-party technology in future products and services. We have limited control over whether or when these third-party technologies will be developed or enhanced. In addition, our competitors may acquire interests in these third parties or their technologies, which may render the technology unavailable to us. If a third party fails or refuses to timely develop, license or support technology necessary to our services, market acceptance of our services could be adversely affected. In addition, we rely on, and will continue to rely on, services supplied by third parties such as telecommunications, Internet access and electrical power. If these services fail to meet industry standards for quality and reliability, market acceptance of our services could be adversely affected.

Our services may become subject to burdensome telecommunications regulation which could increase our costs or restrict our service offerings.

Our GoSolo service provides Internet messaging and telecommunication services through data transmissions over both the public switched telecommunication network ("PSTN") and the Internet. The PSTN based telecommunications services provided by GoSolo are subject to regulation by the Federal Communications Commission ("FCC"), state public utility commissions and foreign governmental authorities. These regulations affect the prices we pay for transmission services, the competition we face from telecommunications services and other aspects of our market. The FCC does not currently regulate the Internet messaging services provided as part of GoSolo. However, as Internet services and telecommunications services converge or as the services we offer expand, there may be increased regulation of our business. Therefore, in the future, we believe it will very likely become subject to additional agency regulations. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors with significantly greater financial resources.

Competition in the converging Internet and telecommunications industries is becoming increasingly intense.  We face competition for products and services from both public and private companies, as well as general voice mail providers, fax providers, paging companies, Internet service providers, email providers and internet telephony companies. Competitive pressures may impair our ability to achieve profitability. The increased competition may also make it more difficult for us to successfully enter into strategic relationships with major companies, particularly if the goal is to have an exclusive relationship with a particular company.  We compete against other companies that provide one or more of the services that we currently provide.  In addition, these competitors may add services to their offerings to provide enhanced telephony services comparable to those offered by the combined companies.  Future competition could come from a variety of companies both in the Internet industry and the telecommunications industry. These industries include major companies that have much greater resources than we have, have been in operation for many years, and have large customer bases. These companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we may be able to do. There can be no assurance that additional competitors will not enter markets that we plan to serves or that we will be able to compete effectively. Increased competition may result in price reductions, reduced gross margins and loss of market share. We may be unable to attain, maintain or enhance our competitive position against current and future competitors.

Our industry is subject to rapid technological change and we must adapt quickly to compete effectively.

The markets in which we compete are characterized by (i) rapidly changing technology in information systems, networks, and information security software; (ii) evolving industry standards and communications protocols; and (iii) frequent improvements in products and services. Speech driven communications in particular have experienced rapid changes. These changes can be attributable to frequent new product introductions, continuing advances in technology, and changes in customer requirements and preferences. To succeed, we must continually improve our current products and services and develop and introduce new products and services that are competitive in terms of price, performance, and quality. These products must adequately address the information security requirements of our customers and their evolving information systems and networks.

The introduction of new technologies could render our existing products and services obsolete or unmarketable or require us to invest in research and development at much higher rates with no assurance of developing competitive products. Changes in technologies or customer requirements also may cause the development cycle for our new products and services to be lengthy and result in significant development costs. We may not be able to counter challenges to our current products and services, and our future products and service offerings may not keep pace with the technological changes implemented by competitors, developers of operating systems or networking systems, or persons seeking to breach information security. Our products and services may not satisfy evolving preferences of customers and prospects. Because of the complexity of our applications, which operate on or use multiple platforms and communications protocols, we may experience delays in introducing new products and service enhancements primarily due to development difficulties or shortages of development personnel. There can be no assurance that we will not experience lengthy delays or other difficulties that could delay or prevent the successful development, introduction or marketing of new products and services or service enhancements. If we fail to develop and introduce new products or improve existing services in a timely fashion, such failure may have a material adverse effect on our business, prospects, financial condition and results of operations.

Our failure to manage growth effectively could impair our business.

We believe that our recent acquisition of GoSolutions will open new cross-marketing opportunities in each company's respective customer base. This expansion of business could place a significant strain on our management, financial resources, and other resources.  There can be no assurance that such expansion will occur.

We intend to continue to grow by increasing our sales efforts and completing strategic acquisitions. To effectively manage our growth, we must, among other things:

  engage, train and manage a larger sales force and additional service personnel;
  expand the geographic coverage of our sales force;
  expand our information systems;
  identify and successfully integrate acquired businesses into our operations; and
  administer appropriate financial and administrative control procedures.

Our anticipated growth will likely place a significant strain on our management, financial, operational, technical, sales and administrative resources. Our ability to manage future growth, if it occurs, will also depend upon the capacity, reliability and security of our network infrastructure.  Any failure to effectively manage our growth or to promptly address and respond to these circumstances may cause our business to suffer and our stock price to decline.

We intend to acquire new and complementary businesses, products and technologies and may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we have, from time to time, engaged in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product technology or service we acquire could be expensive and time-consuming and/or disrupt our ongoing business. Further, we are aware of the numerous risks associated therewith, including but not limited to:

  diversion of management's attention from day-to-day operational matters and current products and customers;
  lack of synergy, or the inability to realize expected synergies;
  failure to commercialize the new technology or business;
  failure to meet the expected performance of the new technology or business;
  failure to retain key employees and customer or supplier relationships;
  lower-than-expected market opportunities or market acceptance of any new products;
  unexpected reduction of sales of existing products and services by new products or services;
  inability to achieve the financial and strategic goals for the acquired and combined businesses;
  difficulty in maintaining controls, procedures and policies during the transition and integration;
  difficulty effectively integrating the acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms;
  difficulty managing geographically-dispersed operations;
  adverse effect on our relationships with partner companies or third-party providers of technology or products; and
  failure of our due diligence process to identify significant issues with product quality, product architecture, legal or tax contingencies, and product development, among other things.

In addition, as a successor we may be subject to certain liabilities of our acquisition targets.  We are, and will be, required to review goodwill and other intangible assets for impairment in connection with past and future acquisitions.  We may be required to sustain significant exit or impairment charges if products or services acquired in business combinations are unsuccessful, which may materially increase operating expenses.

Our inability to consummate one or more acquisitions on such favorable terms or our failure to realize the intended benefits from one or more acquisitions, could have a material adverse effect on our business, liquidity, financial position and/or results of operations, including as a result of our incurrence of indebtedness and related interest expense and our assumption of unforeseen contingent liabilities. In addition, in order to finance any acquisitions, we will need to raise additional funds through public or private equity or debt financings. In that event, we could be forced to obtain financing on terms that are not favorable to us and, in the case of equity financing, that result in dilution to our stockholders.

Charges to earnings resulting from past or future acquisitions or internal reorganizations may adversely affect our operating results.

Under purchase accounting, we allocate the total purchase price to an acquired company's net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management's estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. As a result, any of the following or other factors could result in material charges that would adversely affect our results:

  Loss on impairment of goodwill and/or other intangible assets;
  Changes in the useful lives or the amortization of identifiable intangible assets;
  Accrual of newly identified pre-merger contingent liabilities, in which case the related charges could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and
  Charges to income to reduce our cost structure.

In addition, fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management's attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

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

During 2006, approximately 22% of our net revenue was fax-related.  Our future success is therefore subject to the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, email and unified messaging solutions.  If the demand for fax as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Protection of our intellectual property is limited and there is a risk of third party claims of infringement.

We regard our software as proprietary, and our success and ability to compete depends, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others; we may fail to do so.  We will rely on copyright and trade secret laws, trademarks, confidentiality procedures and contractual provisions to protect our proprietary software, documentation, and other proprietary information. In addition, we execute confidentiality and non-disclosure agreements with our employees and limit access to distribution of our proprietary information. These efforts will allow us to rely upon the knowledge and experience of our management and technical personnel, to market our existing products, and to develop new products. The departure of any of our management or technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business. Although we believe that the effectiveness of our products and services does not depend entirely upon the secrecy of our proprietary or licensed technology, the public disclosure of our technology could reduce the level of our product licensing. Further, litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, prospects, financial condition and results of operations regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so or the steps taken by us in this regard may not be adequate to deter misappropriation or independent third-parties from copying or otherwise obtaining and using our products, services, technology, or other information that we regard as proprietary. Also, others may independently develop similar technologies or duplicate our technology.  Our inability to protect our proprietary rights may have a material adverse effect on us. As the number of similar products and services in the industry increases and the functionality of these products further overlap, we may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. Other third parties could assert infringement or misappropriation claims against us in the future with respect to current or future products and services. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management's attention and of our resources.

Specifically, GoSolutions has been notified that it may be infringing on one or more patents held by Webley Systems, Inc. Although, in connection with its merger with GoSolutions, we received a written declaration of counsel that based upon such firm's review of the actions of GoSolutions, as stated in a GoSolutions certificate describing such actions, it is more likely than not that a court would determine that GoSolutions acted in good faith, and reasonably believed it had a right to act in the manner that was found to be infringing by Webley, there is no assurance that the ultimate outcome of the Webley Systems, Inc. patent infringement claim will not have an adverse impact upon us.  We and GoSolutions agreed to carve out the Webley Systems, Inc. patent infringement claims as a matter giving us a right of indemnification against GoSolutions pursuant to the merger documents.

Our business could be adversely affected if we infringe on intellectual property rights of third parties.

Litigation regarding intellectual property rights is common in the software and technology industries.

In the past, we have received letters alleging that we have infringed the intellectual property rights of CatchCurve, Inc. with respect to its AudioFax technology.  To avoid the costs of litigating the matter with CatchCurve or migrating our fax service software to another provider, we have entered into a license agreement with CatchCurve for its AudioFax technology.

GoSolutions has in the past received letters alleging that they are infringing the intellectual property rights of Parus Holdings, the parent company of Webley Systems.  We have received advice from an intellectual property attorney with experience in this industry with respect to the validity of the claim of the Parus patent, and have been made aware that there is substantial evidence to the effect that there existed prior art to the Parus patent that could impact its effectiveness. We have made efforts to migrate away from the technologies that are affected, and plan to continue to derive larger portions of revenue from different technologies to reduce any exposure to this intellectual property.

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

Our success depends on the retention of existing executive officers and the ability to hire and retain additional key personnel.

Our future performance depends in significant part upon the continued service of the executive officers named in the "Management" section of this prospectus and other key technical, sales and management personnel. The loss of the services of one or more of any of the named executive officers or other key employees could have a material adverse effect on the business, prospects, financial condition and results of our operations.  Our future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel.  Competition for such personnel is intense.  Some technical job categories are under conditions of severe shortage in the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand our business.   There can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

The Internet could become subject to regulations that affect our business.

Our business segments, both directly and indirectly, rely on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, legislation, regulations, or interpretations may be adopted in the future that constrain our own and our customers' abilities to transact business through the Internet or other electronic communications gateways. There is a risk that any additional regulation of the use of such gateways could have a material adverse effect on our business and financial condition.

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

We have a limited operating history, and have generated only limited revenues to date. We cannot forecast with any degree of certainty the amount of revenue to be generated by any of our services. In addition, we cannot predict the consistency of our quarterly operating results.  Factors which may cause our operating results to fluctuate significantly from quarter to quarter include:

•	our ability to attract new and repeat customers;

•	our ability to keep current with the evolving requirements of our target market;

•	our ability to protect our proprietary technology;

•	the ability of our competitors to offer new or enhanced products or services; and

•	unanticipated delays or cost increases with respect to research and development.

Because of these and other factors, we believe that quarter-to-quarter comparisons of our results of operations are not good indicators of our future performance. If our operating results fall below the expectations of securities analysts and investors in some future periods, then our stock price may decline.

One shareholder owns a significant portion of our outstanding common stock and is able to influence our actions.

One shareholder and his wife own 58,653,171 shares, or approximately 40%, of the outstanding shares of our common stock as of February 28, 2007.  In addition, as of February 28, 2007, these individuals hold warrants to purchase an additional 5,000,000 shares of our common stock at $0.10 per share and secured convertible promissory notes convertible into an additional 1,188,943 shares of our common stock at $0.14 per share.  Although these individuals do not own a majority of our outstanding shares, the significant number of shares they own gives them the ability to greatly influence the election of our board of directors and to approve or disapprove all other matters requiring the vote of shareholders. In addition, we believe that Barron Partners, LP owns up to 5,000,000 shares, or approximately 3% of the outstanding shares of our common stock as of February 28, 2007 and has the right to acquire up to 33,500,000 shares of the common stock pursuant to outstanding shares of the Series A Preferred Stock (convertible to 33,500,000 shares of the common stock on a one-for-one basis). Barron Partners, LP will also be able to significantly influence corporate actions requiring shareholder consent.  In addition, GoSolutions Equity LLC owns 26,786,840 shares, or approximately 18% of the outstanding shares of our common stock as of February 28, 2007.  Each of Barron Partners, LP and GoSolutions Equity LLC will also be able to significantly influence corporate actions requiring shareholder consent.

Our Certificate of Incorporation limits director liability, thereby making it difficult to bring any action against them for breach of fiduciary duty.

As permitted by California law, our Certificate of Incorporation limits the liability of directors to us or our stockholders for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of its charter provision and California law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

The following risks relate principally to our common stock and its market value:

Penny stock regulations may impose certain restrictions on marketability of our stock.

The Commission has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the "penny stock" rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of our shareholders to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

We have never paid dividends on our common stock and do not expect to pay any in the foreseeable future.

We have not paid any dividends on our common stock since our inception and do not intend to pay dividends on our common stock in the foreseeable future. Any earnings that we may realize in the foreseeable future will be retained to finance our growth.

The number of shares eligible for future sale may adversely affect the market for our common stock.

As of December 31, 2006, we had 147,368,127 shares of our common stock issued and outstanding, approximately 137,000,000 of which were "restricted securities" when issued.  Rule 144 of the Commission provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of the issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning us. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of the common stock.

On December 7, 2006, we filed a registration statement with respect to approximately 136,000,000 of our issued and outstanding shares.  The registration statement was declared effective by the Commission on December 27, 2006.

Outstanding options and warrants could affect the market price of our common stock.

As of December 31, 2006, there were outstanding stock options and warrants to purchase an aggregate of 54,537,557 shares of our common stock at exercise prices ranging between $0.10 per share and $2.50 per share. The exercise of such outstanding options and warrants will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such securities.

Our stock price will fluctuate which could result in substantial losses for investors.

The market price for our common stock may fluctuate significantly in response to a number of factors, some of which are beyond our control. These factors include:

•	Quarterly variations in operating results;

•	Changes in financial estimates by securities analysts;

•	Announcements by us or our competitors of new products, significant contracts, acquisitions, or strategic relationships;

•	Disputes concerning our proprietary rights or any future patents, trademarks or copyrights;

•	Publicity about us, our products and services, or our competitors;

•	Additions or departures of key personnel;

•	Any future sales of our common stock or other securities;

•	Stock market price and volume fluctuations of publicly-traded companies; and

•	Business combination transactions.

These and other external factors have caused and may continue to cause the market price and demand for our common stock to fluctuate substantially, which may limit or prevent investors from readily selling their shares of common stock and may otherwise negatively affect the liquidity of our common stock.

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, it could result in substantial costs and a diversion of management's attention and resources, which could hurt our business.

Trading in our common stock on the OTCBB may be limited thereby making it more difficult for investors to resell their shares of our common stock.

Our common stock trades on the OTCBB. The OTCBB is not an exchange and, because trading of securities on the OTCBB is often more sporadic than the trading of securities listed on an exchange or NASDAQ, you may have difficulty reselling any of your shares.

Our common shareholders may experience substantial dilution.

The sale of a substantial number of shares of our common stock in the public market, or the prospect of such sales, could materially and adversely affect the market price of the Company's common stock. We are authorized to issue up to 400,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the Company's common stock held by existing stockholders. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon exercise of options and warrants, could depress prevailing market prices for our common stock. Even the perception that such sales could occur might impact market prices for the common stock. The existence of outstanding options and warrants may prove to hinder our future equity financings.

If we fail to maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

Our internal control over financial reporting may have weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock.  We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  In addition, management's assessment of internal controls over financial reporting may identify weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of our assessment by our independent registered public accounting firm.  Currently, we believe these two requirements will apply to our annual reports for fiscal 2007 and 2008, respectively.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We expect to incur significant expenses and to devote resources to Section 404 compliance during 2007 and on an ongoing basis.  It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

We cannot be certain that our internal control over financial reporting will be effective or sufficient in the future.

Our ability to manage our operations and growth requires us to maintain effective operations, compliance and management controls, as well as our internal control over financial reporting. We may not be able to implement necessary improvements to our internal control over financial reporting in an efficient and timely manner and may discover deficiencies and weaknesses in existing systems and controls, especially when such systems and controls are tested by increased rate of growth or the impact of acquisitions. In addition, upgrades or enhancements to our computer systems could cause internal control weaknesses.

It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate acquired businesses. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined.. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems. In either case, the effectiveness of our internal control may be impaired.

If we fail to maintain an effective system of internal control or if management or our independent registered public accounting firm were to discover material weaknesses in our internal control systems we may be unable to produce reliable financial reports or prevent fraud. If we are at a future time required to assert that our internal control over financial reporting is effective at any time and are unable to make such an assertion, or if our independent registered public accounting firm is required to attest to the effectiveness of our internal controls but is unable to deliver a report at all or can deliver only a qualified report, we could be subject to regulatory enforcement and may lose investor confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.

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

In order to finance the acquisition consideration for future acquisitions, we may incur additional significant indebtedness. This additional indebtedness may, among other things, require us to:

  Maintain a specific ratio of net debt to consolidated EBITDA or other measurements;
  Dedicate a significant portion of our cash flow from operations to payments on this debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies and for general corporate purposes;
  Increase our vulnerability to general adverse economic conditions; and
  Limit our flexibility in planning for, or reacting to, changes in or challenges relating to its business and industry.

In addition, the terms of the financing obligations may contain restrictions, including limitations on our ability to:

  Incur additional indebtedness;
  Create or incur liens;
  Dispose of assets;
  Consolidate or merge with or acquire another entity;
  Pay dividends, redeem shares of capital stock or effect stock repurchases; and
  Make loans and investments.

The requirements and limitations that could be associated with additional indebtedness have the potential to increase our vulnerability to general adverse economic conditions, and limit our ability to respond to changes and challenges in our business. In addition, a failure to comply with any such restrictions could result in a default under these financing obligations or could require us to obtain waivers from our lenders for failure to comply with these restrictions. The occurrence of a default that we are unable to cure or the inability to secure a necessary consent or waiver could have a material adverse effect on our business, financial condition or results of operations.

Our officers and directors may be able to influence stockholder actions.

Executive officers and directors, in the aggregate, beneficially own approximately 12% of our outstanding voting stock (including rights to purchase common stock). These stockholders acting together may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, and the approval of mergers or other business combination transactions in a manner that could conflict with our other stockholders.

Our convertible preferred stock may adversely impact VillageEDOCS and our common stockholders or have a material adverse affect on VillageEDOCS.

We have issued shares of Series A Preferred Stock to Barron Partners LP, the terms of which may have a material adverse effect on our financial condition and results of operations. The preferred stock has a liquidation preference in the amount of $1,675,000 which must be paid before common stockholders would receive funds in the event of liquidation,

ITEM 7.  FINANCIAL STATEMENTS

               Exhibit 99.1, "VillageEDOCS Financial Statements" is incorporated herein by this reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. - CONTROLS AND PROCEDURES

(a) As of December 31, 2006, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures during the year ended December 31, 2006 were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company's management has concluded that the consolidated financial statements included in this Annual Report on Form 10-KSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b) Changes in internal control over financial reporting. There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended December 31, 2006 that has materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES OF THE COMPANY

Directors and Executive Officers

The following table sets forth certain information with respect to each person who is a director, executive officer, or significant employee of the Company or its subsidiary as of December 31, 2006.

Name	Age	Position

J. Thomas Zender	67	Chairman of the Board

K. Mason Conner	49	Chief Executive Officer, Director

Jerry T. Kendall	63	President, Chief Operating Officer, Director

H. Jay Hill	67	Executive Vice President of Corporate Development, Director

Ricardo A. Salas	43	Director

Michael A. Richard	39	Chief Financial Officer and Secretary

Thor R. Bendickson	44	Chief Technology Officer of the Company, President of GoSolutions, Inc.

Joe Torano	50	Senior Vice President of Sales and Marketing

Executive officers are appointed by the Board of Directors and, subject to the terms of their employment agreements, serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors.   Directors are elected at the annual meeting of shareholders to serve for their term and until their successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. The term of the current directors continues until the next annual meeting of shareholders to be held in 2007.  Mr. Zender has been a director since August 1997, Mr. Hill since October 1997, Mr. Conner since October 1998, and Messrs. Kendall and Salas since July 2005.

Business Experience of Executive Officers, Directors, and Significant Employees

J. THOMAS ZENDER has been a director since 1997 and has been Chairman of the Board since January 2001. He is an information technology industry consultant specializing in strategic business development with 36 years of management and marketing experience. He has held management positions at General Electric, Honeywell, ITT and other companies. Mr. Zender has been an officer in three publicly held corporations, one NYSE listed company and two NASDAQ traded companies. From 1996 through 2001, Mr. Zender served as an interim executive for several companies in their early stage, including CEO of VillageEDOCS from 1997 to 1999. He serves on the board of Ottawa University in Ottawa, Kansas. Mr. Zender currently serves on our Audit Committee and our Compensation Committee.

K. MASON CONNER has been our Chief Executive Officer since 1999. Mr. Conner joined the Company as Vice-President of Sales in 1997 and has been a Board Member since 1998, Acting Vice-President of Sales between 1998 and 2002, and President between 1998 and March 2006, and Mr. Conner is also a Director of TBS and Resolutions. He has 27 years in sales and business management experience, including 23 years of direct and channel sales experience in the voice and data communications products and services industry. In the early 1980's he was involved in the application of Internet Protocol technologies. In the late 1980s and early 1990s he was a principal strategist for an international initiative to transform K-12 education through the use of the Internet. He was a principal consultant with LTS for the electronic vulnerability threat assessment of the Los Angeles Airport Department after the "UnaBomber" threat. He has held sales management positions with Banyan Systems, Doelz Networks, and Timeplex. During the five years prior to joining the Company, Mr. Conner was Director of Sales at Telecom Multimedia Systems from 1996 to 1997, Vice President of Sales at Lo Tiro-Sapere from 1995 to 1996, and Vice President of Sales at Digital Network Architectures from 1991 to 1995.

JERRY T. KENDALL joined the board of directors in the second quarter of 2005. On March 1, 2006, Mr. Kendall was appointed to serve as our President and Chief Operating Officer. Mr. Kendall is also President of the Company's wholly-owned subsidiaries, MVI and TBS.  He has 40 years experience in technology sales and management. He has held executive management positions for 27 of those years at publicly held corporations, one New York Stock Exchange listed company and three NASDAQ listed companies. He was President and CEO at two of those companies, Sr. VP at one and Executive VP and President of the Americas at another. From April 2003 to August 2005, he was the President and Chief Operating Officer, was later appointed Chief Executive Officer, and additionally, served as a Director of Technology Research Corporation ("TRC"), a $39 million dollar public, electrical safety products, manufacturing company. Prior to TRC, Mr. Kendall held a number of executive management positions, including Executive VP and President of the Americas, with Sensormatic Electronics Corporation, then a $1.2 billion, publicly held, electronics security company. Mr. Kendall's experience began with IBM in the mainframe business, included 10 years with Paradyne Corporation in high speed data communications and moved forward to include other specialty segments of hardware and software applications.

H. JAY HILL has been a director since 1997 and became the Executive Vice President of Corporate Development in May 2003. Mr. Hill is also a Vice President of Tailored Business Systems, Inc., one of our wholly-owed subsidiaries. For the last 20 years, he has primarily been a senior executive in turnaround situations in information technology and telecommunication companies. From November 2000 to May 2003, Mr. Hill was CEO, President and a Director of LightPort Advisors, Inc, a private Internet service provider for the financial services market. He has held similar positions with Unitron Medical Communications, Inc. (d/b/a Moon Communications) (1999-2000) and Amnet Corporation (Netlink) (1989-1994), and has held senior sales and marketing management positions with SunCoast Environmental Controls (1996-1999), Technology Research Corporation (1994-1996), Harris Corporation, Doelz Networks, Paradyne/AT&T, and Inforex. His primary background in sales and marketing commenced with Philadelphia Electric Company and IBM. Mr. Hill currently serves on our Audit Committee and our Compensation Committee.

RICARDO SALAS joined the board of directors in the second quarter of 2005.  Most recently, Mr. Salas served as the President and Chief Executive Officer of Liquidmetal Technologies. From January 2000 through June 2005, Mr. Salas served as Chief Executive Officer of iLIANT Corporation, an information technology and outsourcing service firm in the health care industry, and he continues to serve as Chairman of iLIANT. From 1987 through 2004, he was Vice President of J. Holdsworth Capital Ltd., a private investment firm. As an officer of J. Holdsworth Capital Ltd., Mr. Salas held positions in various investments including Medical Manager Corporation as a vice president between June 1999 and January 2000, National Medical Systems, Inc. as vice president between April 1994 and February 1997, and Uni Flange Corporation as vice president between June 1989 and June 1994. He currently serves as a director of VillageEDOCS, a provider of business information delivery services and products. Mr. Salas received his B.A. in Economics in 1986 from Harvard University in Cambridge, Massachusetts. Mr. Salas currently serves on our Audit Committee and our Compensation Committee.

MICHAEL A. RICHARD joined the Company in February 2001 and is the Chief Financial Officer and Corporate Secretary. Mr. Richard is also a Director and the Secretary of our wholly-owned subsidiaries, TBS and Resolutions and a Director of GSI. Mr. Richard has over 15 years of diverse management and public corporate reporting experience for start-up and early stage ventures. From 1999-2000 he served as V.P. Controller for The BigHub.com, Inc., a public new media company providing unique content, private label search engine, e-commerce solutions, and direct mail. From 1995-1999, Mr. Richard served first as Controller and then as Vice President, Accounting (principal accounting officer), and finally as a Director of PortaCom Wireless, Inc., a public developer and operator of companies with contracts to provide wireless telecommunication services in China and other emerging markets.

THOR BENDICKSON is the Company's Chief Technology Officer and the President of GSI. Mr. Bendickson has been employed by GSI for over five years. Prior to joining GSI, he was Senior Vice President - Strategic Consulting for Mediacentric Group and Chief Operating Officer for ECWerks, Inc., a management and technology consulting services company focused on designing, developing and delivering ebusiness solutions.  Mr. Bendickson holds a BS in Computer Science and Accounting from Florida State University.

JOE TORANO is the Company's Senior Vice President of Sales and Marketing.  Mr. Torano has over 25 years of international executive experience in operations, business planning, sales, and marketing in the technology sector.  Before joining the Company, Mr. Torano was Chief Operating Officer of ADOS Corporation, a provider of smart document management solutions.  Prior to ADOS, he served as Chief Operating Officer and a Director of FormScape, Inc., an enterprise document management software company.  Prior to FormScape, Mr. Torano held various sales and marketing leadership positions at IBM for twenty years in its Mainframe, Networking and PC Company.

Our Corporate Governance Practices

We have always believed in strong and effective corporate governance procedures and practices. In that spirit, we have summarized several of our corporate governance practices below.

Adopting Governance Guidelines

 Our board of directors has adopted a set of corporate governance guidelines to establish a framework within which it will conduct its business and to guide management in its running of your Company. The governance guidelines can be found on our website at www.villageedocs.com and are summarized below.

Monitoring Board Effectiveness

It is important that our board of directors and its committees are performing effectively and in the best interest of the Company and its stockholders. The board of directors and each committee are responsible for annually assessing their effectiveness in fulfilling their obligations.

Conducting Formal Independent Director Sessions	At the conclusion of each regularly scheduled board meeting, the independent directors meet without our management or any non-independent directors.

Hiring Outside Advisors	The board and each of its committees may retain outside advisors and consultants of their choosing at our expense, without management's consent.

Avoiding Conflicts of Interest

We expect our directors, executives and employees to conduct themselves with the highest degree of integrity, ethics and honesty. Our credibility and reputation depend upon the good judgment, ethical standards and personal integrity of each director, executive and employee. In order to provide assurances to the Company and its stockholders, we have implemented standards of business conduct which provide clear conflict of interest guidelines to its employees and directors, as well as an explanation of reporting and investigatory procedures.

Providing Transparency

We believe it is important that stockholders understand our governance practices. In order to help ensure transparency of our practices, we have posted information regarding our corporate governance procedures on our website at www.villageedocs.com.

Communications with the Board of Directors

Although we do not have a formal policy regarding communications with the board of directors, stockholders may communicate with the board of directors by writing to the Company at VillageEDOCS Attention: Investor Relations, 14471 Chambers Road, Suite 105, Tustin, CA 92780. Stockholders who would like their submission directed to a member of the board may so specify, and the communication will be forwarded, as appropriate.

Standards of Business Conduct

The board of directors has adopted a Code of Business Conduct and Ethics for all of our employees and directors, including the Company's principal executive and senior financial officers. You can obtain a copy of our Code of Business Conduct and Ethics via our website at www.villageedocs.com, or by making a written request to the Company at VillageEDOCS, Attention: Investor Relations, 14471 Chambers Road, Suite 105, Tustin, CA 92780. We will disclose any amendments to the Code of Business Conduct and Ethics, or waiver of a provision therefrom, on our website at the same address.

Ensuring Auditor Independence

We have taken a number of steps to ensure the continued independence of our independent registered public accounting firm.  That firm reports directly to the Audit Committee, which also has the ability to pre-approve or reject any non-audit services proposed to be conducted by our independent registered public accounting firm.

REPORT OF THE COMPENSATION COMMITTEE ON EXECUTIVE COMPENSATION

General

The Compensation Committee of the Board of Directors is currently composed of two independent directors, Messrs. Zender and Salas, who have no "interlocking relationships" (as defined by the SEC), and Mr. Hill, who recuses himself from votes and discussions on his own compensation.

We are engaged in highly competitive businesses and compete nationally for personnel at the executive and technical staff level.  Outstanding candidates are aggressively recruited, often at premium salaries.  Highly qualified employees are essential to our success.  We are committed to providing competitive compensation that helps attract, retain, and motivate the highly skilled people we require.  We strongly believe that a considerable portion of the compensation for the Chief Executive Officer and other top executives must be tied to the achievement of business objectives, completing acquisitions, and to business unit and overall financial performance, both current and long-term.

Executive Compensation

Our executive compensation program is administered by the Compensation Committee. The role of the Compensation Committee is to review and approve salaries and other compensation of the executive officers of the Company, to administer the Long-Term Incentive Plan, and to review and approve stock option grants to all employees including the executive officers of the Company.

General Compensation Philosophy

Our compensation philosophy is that total cash compensation should vary with our performance and any long-term incentive should be closely aligned with the interest of the stockholders.  Total cash compensation for the executive officers consists of the following components:

  Base salary
  An executive officer bonus that is related to growth in our sales and operating earnings.

Long-term incentives are realized through the granting of stock options to executives and key employees through the 2002 Equity Incentive Plan.  We have also granted warrants to certain of our executive officers.  We have no other long-term incentive plans for our officers and employees.

Base Salary and Executive Officer Bonus Target

Current base salaries for the executive officers were determined by arms' length negotiations with the Board of Directors.  Messrs. Conner, Kendall, Richard and Hill have employment contracts with the Company which sets a base salary and, with respect to Messrs. Conner, Kendall, and Hill, allows for bonus targets and levels to be set at the sole discretion of this committee. During 2006, none of the executive officers reached their bonus targets, hence no bonuses were awarded to executive officers in 2006, nor will bonuses be awarded in 2007 for performance in 2006.

Chief Executive Officer Compensation

The current base salary for the Chief Executive Officer of $225,000 is set according to his employment contract, which also includes provision for annual bonuses at the sole discretion of this committee.  No bonuses were awarded to the Chief Executive Officer in 2006 and none were accrued based upon 2006 performance.

Stock Options

Stock options are granted to aid in the retention of executive and key employees and to align the interests of executive and key employees with those of the stockholders.  The level of stock options granted (i.e., the number of shares subject to each stock option grant) is based on the employee's ability to impact future corporate results.  An employee's ability to impact future corporate results depends on the level and amount of job responsibility of the individual.  Therefore, the level of stock options granted is proportional to the Compensation Committee's evaluation of each employee's job responsibility.  For example, Mason Conner, as the Chief Executive Officer, has the highest level of responsibility and would typically be awarded the highest level of stock options.  Stock options are granted at a price not less than the fair market value on the date granted.

ITEM 10. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation, for each of the last two years, awarded to, earned by or paid to:

(a)	our chief executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; or

(c)

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year (collectively, the "Named Executive Officers").

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive plan Compensation ($)	Total ($)

K. Mason Conner, President and CEO	2006	210,000	-	-	-	-	210,000
	2005	165,833	-	12,257	358,200	-	536,290

Jerry T. Kendall, President, Chief Operating Officer	2006	166,667	-	-	120,000	-	286,667
	2005	-	-	-	-	-	-

H. Jay Hill, Executive Vice President - Corporate Development	2006	183,333	-	7,260	-	-	190,593
	2005	130,000	22,120	9,240	386,850	-	548,210

Michael A. Richard, CFO and Secretary	2006	125,417	-	-	-	-	125,417
	2005	98,720	-	-	40,000	-	138,720

Assumptions relating to the estimated fair value of stock options granted to Mr. Kendall  during 2006 which we are accounting for in accordance with SFAS 123(R) are as follows:  risk-free interest rate of 3.55%; expected dividend yield 0%; expected option life of 5.0 years; and volatility of 316%.  Assumptions relating to the estimated fair value of stock options and warrants granted to Messrs. Conner, Kendall, Hill, and Richard during 2005, which we are accounting for in accordance with SFAS 123(R) are as follows: risk-free interest rate of 3.8%; expected dividend yield 0%; expected option  life of 5.29 years; and volatility of 209%.  Please see Note 3 to our consolidated financial statements for further discussion of our assumptions relating to the estimated fair value of equity awards.

NARRATIVE DISCLOSURE TO SUMMARY COMPENSATION TABLE

We compensate our executive officers through a combination of a base salary, a cash bonus, and options to purchase shares of our common stock.  In addition, in the future, we may provide other perquisites to some of our executive officers.  The bonus paid Mr. Hill in 2005 was determined by our board of directors, and was based on the performance of the executive officer and the company.  We do not have a formal plan for determining the compensation of our executive officers. Instead, each executive officer negotiates their respective employment agreement with us.

All agreements with our named executive officers that provide for payments to such named executive officers at, following or in connection with the resignation, retirement or other termination of such named executive officers, or a change in control of our company or a change in the responsibilities of such named executive officers following a change in control are set forth  in the following description of their respective employment agreements.

EMPLOYMENT AND OTHER AGREEMENTS

We have entered into employment agreements with K. Mason Conner, our Chief Executive Officer, Jerry T. Kendall, our President and Chief Operating Officer, H. Jay Hill, our Executive Vice President - Corporate Development, and Michael Richard, our Chief Financial Officer.  In addition, in connection with our acquisition of GSI, we have entered into an employment agreement with Thor R. Bendickson. On June 16, 2004, a written consent was filed with the Company to approve the employment agreements with Messrs. Conner, Hill, and Richard and on April 28, 2005 and again on May 1, 2006, each of these agreements was amended. Following is a summary of the significant terms of each of the employment agreements:

K. MASON CONNER. Mr. Conner's employment agreement, dated as of June 10, 2004, and amended as of May 1, 2006, provides for Mr. Conner to serve as our President and Chief Executive Officer for a term ending June 14, 2010. The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Conner or the Company gives the other party at least ninety days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

Pursuant to the employment agreement, Mr. Conner received a base salary of $150,000 for the period from June 15, 2004 until April 16, 2005, at which time his base salary was increased to $180,000. Effective as of May 1, 2006, Mr. Conner's annual salary was increased to $225,000. The Board will review his salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning May 1, 2007 and each succeeding year shall not be less than 105% of the salary for the prior year. Mr. Conner is entitled to an incentive bonus based upon the Company's net income. For the 2004 fiscal year, Mr. Conner was paid a bonus equal to 10% of the Company's net income. For the year 2005, the percentage bonus will be 7% of the net income paid in cash and 5% paid in Company shares. The number of Company shares issuable to the Executive shall be based upon the average closing price of the Company's shares for the ten (10) trading days ending on March 31st of the following year. Each year subsequent to 2005, the board will establish the percentages; during 2006 and 2007 the percentages shall not be less than 4% and 2% respectively.

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

H. JAY HILL.  Mr. Hill's employment agreement, dated as of June 10, 2004, as amended May 1, 2006, provides for Mr. Hill to serve as our Executive Vice President - Corporate Development for a term commencing June 16, 2004 and ending June 15, 2010. The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Hill or the Company gives the other party at least ninety days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

The employment agreement provides for Mr. Hill to receive a base salary of $120,000 until April 16, 2005, at which time his base salary was increased to $150,000. Effective May 1, 2006, Mr. Hill's annual salary was increased to $200,000. The Board will review Mr. Hill's salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning May 1, 2007 and each succeeding year shall not be less than 105% of the salary for the prior year.

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

MICHAEL RICHARD. Mr. Richard's employment agreement, dated as of June 10, 2004, as amended May 1, 2006, provides for Mr. Richard to serve as our Chief Financial Officer for a term commencing June 15, 2004 and ending June 14, 2008.  The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Richard or the Company gives the other party at least ninety days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

The employment agreement provides for Mr. Richard to receive a base salary of $95,000 until April 16, 2005, at which time his base salary was increased to $100,000. Effective May 1, 2006, Mr. Richard's annual base salary was increased to $125,000 and to $160,000 on October 1, 2006.  The Board will review Mr. Richard's salary at annual intervals, and may adjust his annual base salary from time to time as the Chief Executive Officer deems to be appropriate, provided, however, that the salary for the twelve month period beginning May 1, 2007 and each succeeding year shall not be less than 105% of the salary for the prior year.

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

THOR BENDICKSON. Mr. Bendickson's employment agreement, dated as of April 27, 2006 provides for Mr. Bendickson to serve as President of GSI for a term of three years. The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Bendickson or GSI gives the other party at least sixty days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

The employment agreement provides for Mr. Bendickson to receive a base salary of $190,000 for the first twelve months and $200,000 for the second twelve months.  Thereafter, the CEO of VillageEDOCS will review his base salary at annual intervals and determine a salary; provided, however, that any such base salary shall not be less than 105% of the prior year's base salary. Mr. Bendickson is also entitled to participate in an incentive compensation plan based upon GSI attaining certain operating objectives.

Pursuant to the employment agreement, we have granted Mr. Bendickson options for 2,500,000 shares of our common stock (the "Option Shares"). The Option Shares will vest over a five year period and may be exercised during the seven year period after vesting.  If Mr. Bendickson voluntarily resigns or is terminated for cause, all unvested options will be forfeited and cancelled; provided, that Mr. Bendickson shall be fully vested in then unvested Option Shares (A) in the event of his termination by the Company other than for cause, (B) upon the consummation of a Change in Control, or (C) upon his death or disability. The Company has agreed to use its best efforts to register, and maintain the effectiveness of a registration statement on Form S-8, for resale all of the Option Shares granted to Mr. Bendickson.

Mr. Bendickson also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to five weeks annual vacation. He is also entitled to be reimbursed for business expenses incurred by him.

If his employment is terminated for reasons other than death, disability, "good reason", or voluntary termination by Mr. Bendickson, the Company will be obligated to make monthly payments equal to his monthly base salary for the longer of twelve months or the remaining term of the employment agreement.

JOE TORANO.  Mr. Torano's employment offer letter, dated September 28, 2006, provides for Mr. Torano to serve as Senior Vice President of Sales and Marketing and to receive a base salary of $160,000 per year.  His employment is at-will.  Mr. Torano is entitled to incentive bonus payments based upon achieving certain growth targets.

Pursuant to the employment offer letter, the Company has agreed to grant Mr. Torano options to purchase 2,000,000 shares of our common stock at $0.15 per share which will vest over a five year period and may be exercised during the seven year period after vesting. If Mr. Torano's employment is terminated for any reason, all vested and unvested options will be forfeited and cancelled if unexercised in the ninety day period following the date of any such termination.  In addition, Mr. Torano will be granted options to purchase an additional 250,000 shares at market price on the date of grant after the twelfth and twenty-fourth months from his date of hire, and options to purchase 500,000 shares at market price on the date of grant after the thirty-sixth month from his date of hire.

Mr. Torano also is entitled to participate in any benefits plans maintained by the Company for its executives or employees and is entitled to three weeks annual vacation. He is also entitled to be reimbursed for business expenses incurred by him in promoting the Company's business.

In the event of a Change in Corporate Control, any stock options granted to Mr. Torano shall become immediately vested in full and, in the case of stock options, exercisable in full.

The foregoing descriptions of the employment agreements are qualified in their entirety by reference to the actual terms of each agreement, copies of which have been filed with the Commission.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2006.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number r of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	Exercise	Date	(#)	($)	(#)	($)
				Price
	Exercisable	Unexercisable		($)

K. Mason Conner (1)	500,000	-	-	0.25	9/15/07	-	-	-	-
	100,000	-	-	0.25	5/31/09	-	-	-	-
	31,138	-	-	2.50	8/4/10	-	-	-	-
	34,536	-	-	2.50	10/1/11	-	-	-	-
	1,719,658	-	-	0.19	1/30/07	-	-	-	-
	3,500,000	-	-	0.15	6/15/12	-	-	-	-
	2,000,000	-	-	0.16	12/27/12	-	-	-	-

Jerry T. Kendall (2)	120,000	480,000	-	0.18	7/16/12	-	-	-	-
		4,000,000	-	0.15	3/1/14	-	-	-	-

H. Jay Hill (1)	200,000	-	-	0.20	11/6/07	-	-	-	-
	31,138	-	-	2.50	8/4/10	-	-	-	-
	34,536	-	-	2.50	10/1/11	-	-	-	-
	686,325	-	-	0.19	1/30/07	-	-	-	-
	1,500,000	-	-	0.18	8/15/13	-	-	-	-
	1,000,000	-	-	0.10	8/15/13	-	-	-	-
	500,000	-	-	0.15	6/15/12	-	-	-	-
	2,000,000	-	-	0.16	12/27/12	-	-	-	-

Michael A. Richard (1)	150,000	-	-	2.50	2/27/11	-	-	-	-
	387,500	-	-	0.19	1/30/07	-	-	-	-
	650,000	-	-	0.15	6/15/12	-	-	-	-
	250,000	-	-	0.16	12/27/12	-	-	-	-

(1) These options held by Messrs. Conner, Hill, and Richard are vested in full as of December 31, 2006.

(2) These options held by Mr. Kendall vest as follows:  0% vested immediately upon grant with the remainder vesting in equal annual installments through March 2011.

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

At December 31, 2006, we have outstanding options to purchase 38,971,557 shares of our common stock pursuant to the 2002 Plan and the 1997 Plan.  The number of options under both the 2002 Plan and the 1997 Plan available for grant at December 31, 2006 is approximately 26,000,000 (see Notes to accompanying consolidated financial statements).

DIRECTOR COMPENSATION

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ricardo A. Salas	-	-	-	-	-	-	-

J. Thomas Zender	-	-	-	-	-	-	-

NARRATIVE DISCLOSURE TO DIRECTOR COMPENSATION TABLE

Members of our board of directors receive no cash compensation for services as a director or for attendance at or participation in meetings. Directors receive options to purchase common stock as compensation for services as a director. In past years, directors have received options to purchase the Company's common stock in consideration for services as a director. There has been no determination made as to the number and exercise price of options, if any, that will be issued to either K. Mason Conner or H. Jay Hill for service during terms following the term that expired on October 5, 2001. During 2005, our Board of Directors approved compensation arrangements with Jerry T. Kendall and Ricardo A. Salas in connection with their services as Directors. Pursuant to these arrangements, we issued options to purchase 600,000 shares of our common stock at $0.18 per share to each of Messrs. Kendall and Salas, vesting at a rate of 200,000 shares per year. Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending meetings. All directors have options to purchase shares of the Company's common stock as set forth in the table in this Registration Statement. The Company has no other arrangements regarding compensation for services as a director.

COMMITTEES OF THE BOARD AND AUDIT COMMITTEE FINANCIAL EXPERT

The Board of Directors has an Audit Committee and a Compensation Committee.

AUDIT COMMITTEE. The Audit Committee of the Board of Directors (the "Audit Committee") monitors the integrity of the Company's financial statements, the independence and qualifications of the independent registered public accounting firm, the performance of the Company's independent registered public accounting firm and the effectiveness of the Company's disclosure controls and procedures and internal controls. It is also responsible for retaining, evaluating, and, if appropriate, recommending the termination of the Company's independent registered public accounting firm. The Audit Committee has been established under a charter approved by the Board. Our Audit Committee consists of Messrs. Zender, Hill, and Salas.  Mr. Salas serves as Chairman.  During 2006 the Audit Committee met one time.  In March 2006, Mr. Zender replaced Mr. Kendall on the Audit Committee in connection with Mr. Kendall's appointment as the Company's President and Chief Executive Officer. Because our board of directors is comprised of only five members, the Audit Committee includes one member of executive management, H. Jay Hill, who is not considered to be independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended. We are not required by the OTCBB to have an audit committee comprised entirely of independent directors. We do not have an audit committee financial expert as defined by Item 401(e) of Regulation S-B of the Exchange Act at this time because we believe that we are not in a position to attract suitable candidates due to insufficient capital resources. In addition, we are not required by the OCTBB to have an audit committee financial expert.

COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors (the "Compensation Committee") administers the benefits, incentives and compensation of the Company's executive officers, reviews the performance of the Company's executive officers, reviews and approves executive compensation policy and objectives, concludes whether Company executives are compensated according to such standards, makes recommendations to the Board of Directors with respect to compensation, and carries out the Board's responsibilities relating to all forms of executive compensation. The Compensation Committee has been established under a charter approved by the Board. Non-qualified stock options which are granted to the members of the Compensation Committee are recommended by the Company's Chief Executive Officer and approved by the Board of Directors. Our Compensation Committee consists of Messrs. Zender, Hill, and Salas..  Mr. Zender serves as Chairman.  During 2006 the Compensation Committee met one time.  In March 2006, Mr. Zender replaced Mr. Kendall on the Compensation Committee in connection with Mr. Kendall's appointment as the Company's President and Chief Executive Officer.  Because our board of directors is comprised of only five members, the Compensation Committee includes one member of executive management, H. Jay Hill.  Mr. Hill recuses himself from votes and discussions on his own compensation.  We are not required by the OTCBB to have a compensation committee comprised entirely of independent directors.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's common stock owned as of February 28, 2007 beneficially by (i) each person who beneficially owns more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company, the executive officers and significant employees of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2006 exceeded $100,000), and (iv) directors, executive officers, and significant employees as a group:

Name of Beneficial	Amount and Nature of	Percent
Owner (1)	Beneficial Ownership (2)	of Class (3) (4) (15)

James Townsend (5)	11,147,720	6.4

C. Alan Williams (6)	64,842,114	37.5

K. Mason Conner (7)	8,209,438	4.7

J. Thomas Zender (8)	1,714,499	1.0

H. Jay Hill (9)	6,565,999	3.8

Jerry T. Kendall (10)	920,000	*

Ricardo A. Salas (11)	140,000	*

Thor R. Bendickson (12)	1,636,532	*

Joe Torano	250,000	*

Michael Richard (13)	1,504,167	*

GoSolutions Equity LLC (14)	26,786,840	15.5

All directors, executive officers,
and significant employees as a
group (8 persons)	20,874,635	12.1

*  Less than 1%

(1)  The address of each individual is in care of the Company.

(2)  Represents sole voting and investment power unless otherwise indicated.

(3)  Based on approximately 147,868,127 shares of the Company's common stock outstanding at February 28, 2007, plus, as to each person listed, that portion of the Company's common stock subject to outstanding options, warrants, and convertible debt which may be exercised or converted by such person, and as to all directors and executive officers as a group, unissued shares of the Company's common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options or warrants, or conversion of convertible debt within 60 days of February 28, 2007.

(4)  Excludes 36,212,985 shares reserved for issuance under outstanding options and warrants.

(5)  Includes options to acquire 66,261 shares of common stock at $2.50 per share.

(6)  Includes $166,452 of debt and accrued interest convertible to 1,888,943 shares of common stock at $0.14 per share and warrants to acquire 5,000,000 shares at $0.10 per share.

(7)  Includes 124,106 shares and options to acquire 600,000 shares of common stock at $0.25 per share, options to acquire 65,674 shares at $2.50 per share, options to acquire 1,719,658 shares at $0.19 per share, options to acquire 3,500,000 shares at $0.15 per share, options to acquire 2,000,000 shares at $0.16 per share, and warrants to acquire 200,000 shares at $0.15 per share.

(8)  Includes options to acquire 290,000 shares of common stock at $0.20 per share, options to acquire 66,261 shares at $2.50 per share, options to acquire 918,825 shares at $0.19 per share, and options to acquire 200,000 shares at $0.15 per share.

(9)  Includes options to acquire 200,000 shares of common stock at $0.20 per share, options to acquire 65,674 shares at $2.50 per share, options to acquire 686,325 shares at $0.19 per share, options to acquire 1,500,000 shares at $0.18 per share, options to acquire 1,000,000 shares at $0.10 per share, options to acquire 500,000 shares at $0.15 per share, options to acquire 2,000,000 shares at $0.16 per share, and warrants to acquire 350,000 shares at $0.15 per share.

(10)  Includes options to acquire 120,000 shares of common stock at $0.18 per share and options to acquire 800,000 shares at $0.15 per share.

(11)  Includes options to acquire 120,000 shares of common stock at $0.18 per share.

(12)  Includes option to acquire 500,000 shares of common stock at $0.15 per share

(13)  Includes options to purchase 150,000 shares of common stock at $2.50 per share, options to purchase 387,500 shares of common stock at $0.1875 per share, options to purchase 650,000 shares of common stock at $0.15 per share, and options to purchase 250,000 shares at $0.16 per share.

(14)  The members of GoSolutions Equity LLC are Daniel M. Doyle, Sr., H. Scott Seltzer, Larry C. Morgan, Shaun C. Pope (who is an employee of GSI), Tom C. Lokey, and William Thompson Thorn, III.

(15)  Excludes up to 33,500,000 shares of our common stock underlying conversion of our Convertible Series A Preferred Stock issued to Barron Partners, LP ("Barron").  We have entered into an agreement with Barron which provides that Barron will not acquire any additional shares of our common stock in the open market or convert our Convertible Series A Preferred Stock into our common stock or exercise warrants if the effect of such a purchase, exercise or conversion would be to increase Barron's equity ownership position above 4.99%.  Accordingly, because it is not anticipated that Barron will acquire beneficial ownership within the next 60 days or shares of our common stock above 4.99% of our outstanding number of shares of common stock, such securities are excluded from the above table.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2006, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
approved by security holders	38,971,557	$0.21	26,028,443

Equity compensation plans not
approved by security holders	15,566,000	$0.13	--

Total	54,537,557	$0.19	26,028,443

For a complete description of our equity compensation plans, please refer to Note 7 of our consolidated financial statements as of December 31, 2006, which are filed as Exhibit 99.1 hereto.

 ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Review and Approval of Related Person Transactions.

In the future, the Audit Committee will review all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The company's legal consultant is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the company's proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. As set forth in the Audit Committee's key practices, in the course of its review and approval or ratification of a disclosable related party transaction, the committee considers:

•	the nature of the related person's interest in the transaction;
•	the material terms of the transaction, including, without limitation, the amount and type of transaction;
•	the importance of the transaction to the related person;
•	the importance of the transaction to the company;
•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company; and
•	any other matters the committee deems appropriate.

Any member of the Audit Committee who is a related person with respect to a transaction under review may not participate in the deliberations or vote respecting approval or ratification of the transaction, provided, however, that such director may be counted in determining the presence of a quorum at a meeting of the committee that considers the transaction.

Description of Related Party Transactions

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

GSI leases the St. Petersburg office space pursuant to a noncancelable operating lease agreement expiring in April 30, 2011 at a cost of $12,653 per month.    The building in which the office space is located is owned by an entity in which a member of GoSolutions Equity LLC (a related party) owns an interest.

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

At December 31, 2005, the balance of these related party notes (including the $30,000 in notes payable assumed in the acquisition of Resolutions) was $150,000.

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

Board of Director Independence

The standards relied upon by the Board of Directors in affirmatively determining whether a director is "independent" are those of the Nasdaq, which include the following objective standards:

(a) a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- and mother-in-law, son- and daughter-in-law and anyone, other than a domestic employee, sharing the director's home) is an executive officer of the Company, would not be independent for a period of three years after termination of such relationship;

(b) a director who receives, or whose immediate family member receives, payments of more than $60,000 during any period of twelve consecutive months from the Company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount;

(c) a director who is or who has an immediate family member who is, a current partner of the Company's outside auditor or who was, or who has an immediate family member who was, a partner or employee of the Company's outside auditor who worked on the Company's audit at any time during any of the past three years would not be independent until a period of three years after the termination of such relationship;

(d) a director who is, or whose immediate family member is, employed as an executive officer of another company where any of the Company's present executive officers serve on the other company's compensation committee would not be independent for a period of three years after the end of such relationship; and

(e) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization that makes payments to, or receives payments from, the Company for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000, or 5% of such other company's consolidated gross revenues, would not be independent until a period of three years after falling below such threshold.. In addition, no director will qualify as "independent" unless the Board affirmatively determines that the director has no material relationship with the Company (either, directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).

The Board of Directors, in applying the above-referenced standards, has affirmatively determined that the Company's current "independent" directors are: J. Thomas Zender and Ricardo A. Salas.

ITEM 13.  EXHIBITS

2.2	Plan of Internal Restructuring previously filed as Exhibit B to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference. **
2.3

Stock Purchase Agreement dated as of April 1, 2005 and executed April 15, 2005 by and among VillageEDOCS Acquisition Corp, Phoenix Forms, Inc., and Its Shareholders.  Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

2.4

Merger Agreement, dated as of February 17, 2006, by and among VillageEDOCS, VEDO Merger Sub, Inc., GoSolutions, Inc. and certain stockholders of GoSolutions.  Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on February 21, 2006. **

2.5	Articles of Merger and Plan of Merger. Previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
3.1	Articles of Incorporation, as amended. Previously filed with the Company's Form 10-SB filed on August 29, 2000. **
3.2	By-laws. Previously filed with the Company's Form 10-SB filed on August 29, 2000. **
3.3	Article of Amendment to Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company's 14C Information Statement filed on July 23, 2004. **
3.4

Article of Amendment to Articles of Incorporation to increase authorized number of common shares and to create a class of preferred stock.  Previously filed with the Company's 14C Information Statement filed on June 7, 2005. **

3.5

Form of Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.  Previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

3.6	Certificate of Amendment of Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company's Current Report on Form 8-K filed on January 20, 2006. **

4.1

Letter Agreement dated July 30, 2002 by and between the Company, C. Alan Williams, and Joan P. Williams previously filed as Exhibit 4.1 to the Company's Quarterly Report on Form 10-QSB for the period ended June 30, 2002 and incorporated herein by reference.  **

4.2

Promissory Note Modification Agreement dated July 15, 2002 by and between the Registrant and James W. Townsend previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 2, 2002 and incorporated herein by reference. **

4.3

Form of Unsecured Convertible Promissory Note. Previously filed as Exhibit 4.5 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference. **

4.4

Form of Convertible Secured Promissory Note. Previously filed as Exhibit 4.6 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference. **

4.5

2002 Equity Incentive Plan dated as of January 30, 2002.  Previously filed as Exhibit 4.1 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference. **

4.6

Form of Stock Option Agreement.  Previously filed as Exhibit 4.2 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference. **

4.7

Promissory Note Modification Agreement dated May 9, 2002 by and among the Company, Joan P. Williams and C. Alan Williams.  Previously filed as Exhibit 4.3 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference. **

4.8

Security Agreement dated May 9, 2002 by and among the Company, Joan P. Williams and C. Alan Williams.  Previously filed as Exhibit 4.4 to the Registrant's Quarterly Report on Form 10-QSB filed with the Securities and Exchange Commission on May 15, 2002 and incorporated herein by reference. **

4.9

Promissory Note to Stephen A. Garner dated February 17, 2004 previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

4.10

Promissory Note to James L. Campbell dated February 17, 2004 previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

4.11

Guaranty by Tailored Business Systems, Inc. to Stephen A. Garner dated February 17, 2004 previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

4.12

Guaranty by Tailored Business Systems, Inc. to James L. Campbell dated February 17, 2004 previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

4.13

Form of Security Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner previously filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

4.14

Form of Security Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

4.15

Registration Rights Agreement dated February 17, 2004 by and between VillageEDOCS and Stephen A. Garner previously filed as Exhibit 4.7 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

4.16

Registration Rights Agreement dated February 17, 2004 by and between VillageEDOCS and James L. Campbell previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

4.17

Form of Stock Pledge Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner previously filed as Exhibit 4.9 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

4.18

Form of Stock Pledge Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell previously filed as Exhibit 4.10 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

4.19

Notice of Intent to Exercise Conversion Right dated February 10, 2005 by Joan P. Williams and C. Alan Williams.  Previously filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on February 14, 2005. **

4.20	Promissory Note to Alexander Riess dated April 15, 2005. Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.21	Promissory Note to William R. Falcon dated April 15, 2005. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

4.22	Common Stock Purchase Warrant to Alexander Riess dated as of April 1, 2005. Previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.23	Common Stock Purchase Warrant to William R. Falcon dated as of April 1, 2005. Previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.24	Note Purchase Agreement dated April 13, 2005 by and between VillageEDOCS and Barron Partners LP. Previously filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.25	Convertible Note to Barron Partners LP dated April 13, 2005. Previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.26

Registration Rights Agreement dated April 13, 2005 by and between VillageEDOCS and Barron Partners LP.  Previously filed as Exhibit 4.7 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

4.27

Form of Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock.  Previously filed as Exhibit 4.8 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

4.28	Stock Purchase Warrant "A" dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.9 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.29	Stock Purchase Warrant "B" dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.10 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.30	Form of Note Assignment. Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 6, 2005. **
4.31	Form of Promissory Note Modification Agreement. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 6, 2005. **
4.32	Form of Notice of Intent to Exercise Conversion Right. Previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 6, 2005. **
4.33	Notice of conversion by Barron Partners LP dated September 30, 2005. Previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 5, 2005. **
4.34

Form of Convertible Secured Promissory Note by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.19 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.35

Convertible Secured Promissory Note dated February 16, 2004 by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.20 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.36

Notice of conversion by Barron Partners LP dated October 21, 2005.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference. **

4.37

Notice of conversion by Barron Partners LP dated March 8, 2006.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference. **

4.38

Registration Rights Agreement dated as of April 28, 2006 by and among VillageEDOCS and the principal stockholders of GoSolutions, Inc.  Previously filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.39

Principal VEDO Stockholders Voting Agreement dated as of April 28, 2006 by and among Barron Partners, LP, C. Alan Williams, Joan P. Williams and GoSolutions, Inc.  Previously filed as Exhibit 99.6 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.40

Indemnity/Contribution Agreement effective April 30, 2006, by and among VillageEDOCS, GoSolutions Equity, LLC (the "LLC"), and the principals of the LLC identified on the signature page thereto.  Previously filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.41

Settlement and Release Agreement dated as of April 28, 2006 by and among VillageEDOCS, GoSolutions, Inc., The Zant Group Trust and Louis J. Zant.  Previously filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.42

Second Extension Agreement dated as of April 28, 2006 by and between The Zant Group Trust and GoSolutions, Inc.  Previously filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.43

Settlement and Release Agreement dated as of June 30, 2006, by and among VillageEDOCS, GoSolutions, Inc., Bruce H. Bennett and Sandra G. Bennett.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2006. **

4.44

Warrant Exchange Agreement dated as of November 20, 2006 by and between the Company and Barron Partners, LP.  Previously filed as Exhibit 10.1 to the Company's Amended Current Report on Form 8-K/A filed on November 22, 2006.**

10.1

Consulting and Other Services agreement dated January 28, 2003 by and between the Company and Paul Allen.  Previously filed as Exhibit 4.8 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003 and incorporated herein by reference. **

10.2

Employment Offer Letter dated April 23, 2004 by and between Tailored Business Systems, Inc. and James L. Kolassa.  Previously filed as Exhibit 10.2 to the Company's Annual Report on Form 10-KSB filed on March 31, 2005 and incorporated herein by reference. **

10.3

Debt settlement agreement dated January 28, 2003 by and between the Company and James R. Spoerl.  Previously filed as Exhibit 4.9 to the Company's Registration Statement on Form S-8 filed with the Securities and Exchange Commission on January 29, 2003 and incorporated herein by reference. **

10.4

Employment Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and Stephen A. Garner previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.5

Employment Agreement dated February 17, 2004 by and between Tailored Business Systems, Inc. and James L. Campbell previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.6

General Release and Noncompetition Agreement dated February 17, 2004 by Stephen A. Garner in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.7

General Release and Noncompetition Agreement dated February 17, 2004 by James L. Campbell in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.8

Lease Agreement dated February 17, 2004 by and between Perimeter Center Partners and Tailored Business Systems, Inc. previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.9

Employment Agreement dated June 10, 2004 by and between the Company and K. Mason Conner previously filed as Exhibit C to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference. **

10.10

Employment Agreement dated June 10, 2004 by and between the Company and H. Jay Hill previously filed as Exhibit D to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference. **

10.11

Employment Agreement dated June 10, 2004 by and between the Company and Michael Richard previously filed as Exhibit E to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference. **

10.12

Employment Agreement dated as of April 1, 2005 by and between Phoenix Forms, Inc. and Alexander Riess.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.13

Employment Agreement dated as of April 1, 2005 by and between Phoenix Forms, Inc. and William R Falcon.  Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.14

Release of Claims Agreement dated as of April 1, 2005 by Alexander Riess in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.15

Release of Claims Agreement dated as of April 1, 2005 by William R. Falcon in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.16

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and K. Mason Conner.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2005. **

10.17

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and H. Jay Hill.  Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2005. **

10.18

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and Michael A. Richard.  Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2005. **

10.19

Executive Employment Agreement, dates as of March 1, 2006, by and between the Company and Jerry T. Kendall.  Previously files as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2006. **

10.20	Amendment No. 2 to Michael Richard Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.11 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
10.21	Amendment No. 2 to H. Jay Hill Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.12 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
10.22	Amendment No. 2 to K. Mason Conner Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.13 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
10.23	Thor Bendickson Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.14 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
10.24	Shaun Charles Pope Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.15 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
10.25	Frederick A. Burris Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.16 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
10.26

Patent License Agreement, dated as of May 12, 2006, by and between VillageEDOCS and Catch Curve, Inc..  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2006. **

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 30, 2007 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 30, 2007by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 30, 2007 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 30, 2007 by Michael A. Richard, Chief Financial Officer.**

99.1	VillageEDOCS Financial Statements For The Fiscal Years Ended December 31, 2006 and 2005 together with Report of Independent Registered Public Accounting Firm.*

*	Filed herewith
**	Previously filed

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our independent registered public accounting firm during the fiscal years ended December 31, 2006 and 2005 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our independent registered public accounting firm that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, including procedures related to our acquisition of GSI and Resolutions (iii) services rendered in connection with tax compliance, tax advice, and tax planning, and (iv) all other fees for services rendered.  "All Other Fees" consisted of fees related to our proxy statements, registration statements, SEC comment letters, and press releases.

		2006	2005
		-------------------------	-----------------------------
(i)	Audit Fees	$ 185,000	$ 115,500
(ii)	Audit Related Fees	40,000	10,500
(iii)	Tax Fees	40,000	8,500
(iv)	All Other Fees	-	20,500
		------------------------	-----------------------------
	Total	$ 265,000	$ 155,000
		==============	=================

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

VillageEDOCS
(Registrant)

VillageEDOCS

By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer and
Principal Accounting Officer

Date: March 30, 2007

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons below on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ K. Mason Conner		March 30, 2007
K. Mason Conner	Director,
Chief Executive Officer

/s/ Michael A. Richard		March 30, 2007
Michael A. Richard	Chief Financial Officer,
Principal Accounting Officer

/s/ J. Thomas Zender		March 30, 2007
J. Thomas Zender	Director,
Chairman of the Board
/s/ Jerry T. Kendall		March 30, 2007
Jerry T. Kendall	Director, President, and
Chief Operating Officer
/s/ Ricardo A. Salas		March 30, 2007
Ricardo A. Salas	Director

/s/ H. Jay Hill		March 30, 2007
H. Jay Hill	Executive Vice President,
Director