Form 10QSB
period 2007-03-31
VILLAGEEDOCS INC
filed 2007-05-15
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

YES ☐	NO ☐

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 147,868,127 shares of the Registrant’s common stock outstanding as of April 30, 2007

Transitional Small Business Format (check one)	YES ☐ NO ☒

VillageEDOCS

i

VillageEDOCS and subsidiaries

Consolidated Balance Sheet

(Unaudited)

March 31, 2007
ASSETS
Current assets:
Cash	$531,078
Accounts receivable, net of allowance for doubtful accounts of approximately $60,000	1,244,096
Inventories, net	164,477
Prepaid expenses and other current assets	142,307
Total current assets	2,081,958

Property and equipment, net	421,449
Other assets	37,542
Goodwill	8,692,483
Other intangibles, net	3,921,834
$15,155,266

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$650,962
Accrued expenses	2,121,060
Deferred revenue	1,179,300
Capital lease obligation	5,093
Lines of credit	1,190,000
Convertible note and accrued interest payable to related parties, net of unamortized debt discount of $8,564	158,430
Total current liabilities	5,304,845

Long term liability	135,000
Total liabilities	5,439,845

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, par value $0.001 per share:
Authorized -- 48,000,000 shares
Issued and outstanding -- 33,500,000 shares	33,500
(liquidation preference of $1,675,000)
Common stock, no par value:
Authorized -- 400,000,000 shares
Issued and outstanding -- 147,868,127 shares	17,952,633
Additional paid-in capital	14,001,273
Accumulated deficit	(22,271,985)
Total stockholders’ equity	9,715,421
$15,155,266

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries

Consolidated Statements of Operations

(Unaudited)

	Three Months Ended March 31,
	2007	2006
Net sales	$3,820,210	$2,067,839
Cost of sales	1,413,977	704,112
Gross profit	2,406,233	1,363,727
Operating expenses:
Product and technology development	509,226	262,120
Sales and marketing	544,191	323,764
General and administrative	1,594,059	941,755
Depreciation and amortization	236,491	82,761
Total operating expenses	2,883,967	1,610,400
Loss from operations	(477,734)	(246,673)

Interest expense, net of interest income	(28,339)	(23,308)
Other income, net	7,421	592
Loss before provision for income taxes	(498,652)	(269,389)

Provision for income taxes	4,110	4,000
Net loss	$(502,762)	$(273,389)

Basic and diluted loss available to common stockholders per common share	$—	$—

Weighted average shares outstanding - basic and diluted	147,409,940	99,813,513

See accompanying notes to consolidated financial statements.

VillageEDOCS and subsidiaries
Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$(502,762)	$(273,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	236,491	82,761
Provision for doubtful accounts receivable	5,140	100
Estimated fair value of stock options issued to employees for services rendered	226,575	80,200
Common stock issued to non-employees for services rendered	42,500	—
Amortization of debt discount	3,669	3,669
Changes in operating assets and liabilities:
Accounts receivable	(286,259)	23,384
Inventories	25,971	8,180
Prepaid expenses and other current assets	25,415	8,907
Other assets	—	5,372
Accounts payable	(6,437)	12,252
Accrued expenses and accrued interest	17,585	(38,345)
Deferred revenue	102,392	(35,796)
Net cash used in operating activities	(109,720)	(122,705)
Cash Flows from Investing Activities:
Purchases of property and equipment	(44,964)	(15,412)
Additions to capitalized software development costs	—	(9,401)
Net cash used in investing activities	(44,964)	(24,813)
Cash Flows from Financing Activities:
Proceeds from lines of credit	350,000	—
Proceeds from notes payable	—	10,000
Payments on capital lease obligation	(3,057)	—
Principal and interest payments on notes payable to related parties	(30,000)	(40,000)
Principal payments on convertible notes to related parties	(200,000)	(200,000)
Net cash provided by (used in) financing activities	116,943	(230,000)
Net change in cash	(37,741)	(377,518)

Cash, beginning of period	568,819	762,051
Cash, end of period	$531,078	$384,533
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$23,198	$18,107
Income taxes	$4,110	$4,000

Supplemental Schedule of Noncash Investing and Financing Activities:
Issuance of common stock on conversion of preferred stock	$—	$2,500

See accompanying notes to consolidated financial statements.

VillageEDOCS

Notes to Unaudited Consolidated Financial Statements – March 31, 2007 and 2006

1.	Management’s Representation

The accompanying unaudited consolidated financial statements have been prepared by VillageEDOCS (the “Company”) in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company’s financial statements contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the United States Securities and Exchange Commission (“SEC”). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited consolidated financial statements should be read in conjunction with the financial statements and footnotes thereto contained in the Company’s annual report on Form 10-KSB for the year ended December 31, 2006.

2.	Background, Organization and Basis of Presentation

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally. On February 17, 2004, the Company acquired Tailored Business Systems, Inc. (“TBS”). TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms. On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company’s electronic document delivery business into a wholly owned subsidiary of the Company. In connection with the reorganization, the Company formed MessageVision, Inc. (“MVI”) on October 25, 2004. Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions (“PFI” or “Resolutions”). Resolutions provides products for document management, document archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, and electronic forms. Effective May 1, 2006, the Company acquired GoSolutions, Inc. (“GSI”). GSI provides enhanced voice and data communications services including speech-driven messaging, unified communications, and audio conferencing applications. The unaudited consolidated financial statements include the accounts of the Company and those of MVI, TBS, Resolutions, and GSI, its wholly-owned subsidiaries, since October 25, 2004, February 17, 2004, April 1, 2005, and May 1, 2006, respectively. All significant inter-company transactions and balances have been eliminated in consolidation.

3.	Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception, and has a working capital deficit ($3,222,887 as of March 31, 2007). The Company’s losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns GSI, Resolutions, TBS and MVI.

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

The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings. Although cash flows from operations improved during 2006 to a level sufficient to support operating expenses, the Company’s operations used net cash during the first quarter of 2007. Should such cash flows decrease for any reason, management plans to obtain debt and equity financing from new and existing stockholders. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

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

4.	Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2007, the Company operated in the following five reportable segments (see Note 10):

(a) Electronic document delivery services,

(b) Government accounting solutions,

(c) Electronic forms,

(d) Integrated communications, and

(e) Corporate.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectability and provides for an allowance for potential credit losses as deemed necessary. At March 31, 2007, the Company has recorded an allowance for doubtful accounts of approximately $60,000.

For the three months ended March 31, 2007, independent representatives of one enterprise accounted for approximately 27% of total revenues. There were no such concentrations for the three months ended March 31, 2006.

No single customer accounted for more than 10% of accounts receivable at March 31, 2007.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, inventories, recoverability of long-lived assets, valuation of stock options, warrants, and deferred tax assets. Actual results could differ from those estimates.

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

Revenue Recognition

The Company recognizes revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or services have been performed, the price is fixed or readily determinable and collectability is probable. Sales are recorded net of sales discounts.

The Company has adopted Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of fair value. Software license revenue generated by TBS and Resolutions, allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, approximately 1,200,000 and 15,800,000 of potentially dilutive shares as of March 31, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Software Development Costs

The Company capitalizes software development costs pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to the Company’s customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized costs consist of direct costs and allocated overhead associated with the development of the software products. Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software’s estimated economic life of approximately three years. The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset. At March 31, 2007, management determined that no impairment existed.

Inventories

Inventories consist primarily of supplies, forms, envelopes, and software licenses purchased for resale. Cost is determined on a first-in, first-out basis. The Company periodically reviews its inventory quantities on hand and adjusts for excess and obsolete inventory based primarily on historical usage rates and its estimated forecast of product demand. Actual demand may differ from the Company’s estimates. Once established, write-downs of inventory are considered permanent adjustments to the basis of the excess or obsolete inventory.

Goodwill and Other Intangible Assets

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

There were no changes in the carrying amount of goodwill during the three months ended March 31, 2007.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5). Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is necessary. The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined. At March 31, 2007, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation

At March 31, 2007, the Company had two stock-based compensation plans.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. In March 2005, the SEC issued Staff Accounting Bulletin No. 107 (“SAB 107”) relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statement of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company’s consolidated statements of operations for the three months ended March 31, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the consolidated statements of operations for the three months ended March 31, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2007 and 2006, of approximately 10%, and 11%, respectively, was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the first three months of 2007 and 2006 was five years.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended March 31, 2007 and 2006.

Description of Plans

The Company’s stock option plans provide for grants of options to employees and directors of the Company to purchase the Company’s shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of March 31, 2007, the Company is authorized to issue up to 65,000,000 shares under these plans and has approximately 25,000,000 shares available for future issuances.

Summary of Assumptions and Activity

The fair value of stock-based awards to employees and directors is calculated using the Black-Scholes option pricing model even though the model was developed to estimate the fair value of freely tradeable, fully transferable options without vesting restrictions, which differ significantly from the Company’s stock options. The Black-Scholes model also requires subjective assumptions, including future stock price volatility and expected time to exercise, which greatly affect the calculated values. The expected term of options granted is derived from historical data on employee exercises and post-vesting employment termination behavior. The risk-free rate selected to value any particular grant is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. The expected volatility is based on the historical volatility of the Company’s stock price. These factors could change in the future, affecting the determination of stock-based compensation expense in future periods. The fair value of options granted was estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2007	2006
Stock options:
Expected term (in years)	5.0	5.0
Expected volatility	360%	253%
Risk-free interest rate	4.86%	3.55%
Expected dividends	—	—

A summary of option activity as of March 31, 2007 and changes during the three months then ended, is presented below:

	March 31, 2007
		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2007	38,971,557	$0.19
Options granted	4,967,392	$0.18
Options forfeited	(4,384,050)	$0.19
Options exercised	—	$—
Options outstanding at March 31, 2007	39,554,899	$0.19	6.2	$—
Options vested or expected to vest at March 31, 2007	37,358,902	$0.19	6.2	$—
Options exercisable at March 31, 2007	18,837,943	$0.27	4.7	$—

The weighted average grant date fair value of options granted during the three months ended March 31, 2007 was $0.09 per option. Upon the exercise of options, the Company issues new shares from its authorized shares.

As of March 31, 2007, there was approximately $820,000 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 4.1 weighted average years. The total fair value of shares vested during the three months ended March 31, 2007 and 2006 was $226,575 and $80,200, respectively, net of an estimated forfeiture rate of 10% and 11%, respectively, which was recorded as general and administrative expense in the accompanying consolidated statements of operations.

Beneficial Conversion Feature

The convertible features of certain convertible notes provide for a rate of conversion that is below market value (see Note 6). Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to EITF No. 98-5 Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments.

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of MVI’s internet-enabled fax services and web site, TBS’s government accounting software, Resolution’s electronic form software, and GSI’s communications services. Product and technology development costs are expensed as incurred.

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of March 31, 2007, management of the Company determined that a warranty reserve was not necessary. In addition, the charges to expense during the three months ended March 31, 2007 and 2006 were insignificant.

5.	Acquisitions and Intangible Assets

TBS

On February 17, 2004, the Company purchased 100% of the issued and outstanding capital stock of TBS from Stephen A. Garner and James L. Campbell. On May 7, 2007 and pursuant to the TBS acquisition agreement, the Company issued 1,100,000 shares of common stock to each of Messrs. Garner and Campbell. The shares were valued at $0.095 per share (the estimated fair value on the date that the shares were earned) and recorded as additional purchase price. No additional shares of common stock are due to Messrs. Garner and Campbell pursuant to the TBS acquisition agreement.

On May 7, 2007 and in connection with the acquisition of TBS, the Company issued 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder’s fee agreement. The shares were valued at $0.095 per share (the estimated fair value on the date that the shares were earned) and recorded as additional purchase price.

On May 7, 2007 and in connection with the acquisition of TBS, the Company issued 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder’s fee. The shares were valued at $0.095 per share (the estimated fair value on the date that the shares were earned) and were recorded as compensation expense.

Other Intangible Assets

On May 12, 2006, the Company entered into a Patent License Agreement (the “License Agreement”) with Catch Curve, Inc. (“Catch Curve”). Pursuant to the License Agreement, Catch Curve granted the Company a worldwide, non-exclusive, non-divisible, fully paid-up license to use certain patented technology in connection with any facsimile products or services made or sold by the Company or its subsidiaries. The Company is obligated to make aggregate license payments of $600,000 over a period of up to thirty-two months beginning on May 12, 2006, at which time no further payments are required under the License Agreement. License payments of $180,000 are due in each of the years ended December 31, 2007 and 2008. The License Agreement stipulates that $350,000 of the total license fee is attributable to sales of products and services prior to the date of the License Agreement. The remainder of $250,000 is attributable to sales of products and services subsequent to the date of the License Agreement. Accordingly, on May 12, 2006, the Company recorded an intangible asset in the amount of $250,000. The intangible asset is being amortized over 58 months, the current remaining life of the patents covered by the License Agreement. During the three months ended March 31, 2007, the Company made license payments of $45,000 under the License Agreement. At March 31, 2007, the unpaid balance due was $315,000. In accordance with the terms of the License Agreement, the Company has classified $180,000 of the total amount due as a current liability and has classified the remainder of $135,000 as a long-term liability on the accompanying consolidated balance sheet.

Other intangibles consist of the following as of March 31, 2007:

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Corporate:
License agreement	Five	$250,000	$(45,257)	$204,743

TBS:
Customer list	Ten	$500,000	$(156,250)	$343,750
Trade name	Five	50,000	(31,250)	18,750
		550,000	(187,500)	362,500
Resolutions:
Customer relationships	Ten	570,000	(116,175)	453,825
Software development	Five	104,170	(24,279)	79,891
Trade name	Five	50,000	(20,000)	30,000
Covenant not to compete	Three	26,100	(15,225)	10,875
		750,270	(175,679)	574,591

GSI:
Customer relationships	Ten	2,200,000	(201,667)	1,998,333
Technology	Five	490,000	(89,833)	400,167
Trade names and marks	Ten	420,000	(38,500)	381,500
		3,110,000	(330,000)	2,780,000

Total other intangible assets		$4,660,270	$(738,436)	$3,921,834

Amortization of other intangible assets was $139,319 and $37,838 during the three months ended March 31, 2007 and 2006, respectively. During the three months ended March 31, 2007, the Company did not acquire or dispose of any intangible assets.

The estimated amortization expense for the five years ending December 31, 2011 is as follows:

Years Ending December 31,
2007	$566,000
2008	562,000
2009	549,000
2010	539,000
2011	419,000
$2,635,000

6.	Debt

Bank Lines of Credit

In connection with the acquisition of GSI, the Company has a $1,000,000 revolving line of credit (the “Line”) with a financial institution and used proceeds to fund a required payment of $840,000 pursuant to the Settlement Agreements with dissenting shareholders of GSI. The Line matures on September 12, 2007. Interest on outstanding borrowings is payable monthly at a rate equal to the prime rate (8.25% per annum as of March 31, 2007 and subject to adjustment). The line is collateralized by the assets of GSI and guaranteed by four shareholders of the Company who were formerly shareholders of GSI. As of March 31, 2007, no principal payments have been made against outstanding borrowings of $840,000 and the Company was in compliance with all loan covenants.

Effective September 30, 2006, VillageEDOCS obtained a $500,000 revolving line of credit (“RLOC”) with a financial institution. The RLOC is guaranteed by a shareholder of the Company. Interest on outstanding borrowings is payable monthly at an annual rate of interest equal to LIBOR (5.2% at March 31, 2007) plus 2%. As of March 31, 2007, the Company had utilized $350,000 of the RLOC, had made no principal payments against the outstanding borrowings, and was in compliance with all loan covenants,

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit (“TBS RLOC)” with a financial institution. The TBS RLOC is guaranteed by the assets of TBS. Interest on outstanding borrowings is payable monthly at a variable annual rate equal to the financial institution’s prime rate in effect. As of March 31, 2007, the Company had not utilized the TBS RLOC and was in compliance with all loan covenants.

Alexander Riess and William Falcon

An aggregate of $30,000 in notes payable to Alexander Riess and William Falcon (related parties) were assumed in the acquisition of Resolutions. The notes were non-interest bearing. The notes were paid in full as of March 1, 2007 in accordance with the acquisition agreement.

C. Alan and Joan P. Williams

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum. During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of the Company’s common stock. The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2007; 2) acquisition of a controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share. As an incentive for Mr. and Mrs. Williams to provide the loan, the Company issued them a warrant to purchase 5,000,000 shares of the Company’s restricted common stock at $0.10 per share exercisable until February 17, 2009. In connection with the issuance of the note, the Company recorded a debt discount of $730,000, consisting of an embedded put option of $280,000 and the fair value of the warrant of $450,000, which were recorded as derivative liabilities upon note issuance and subsequently reclassified to additional paid-in capital. The Company is amortizing the discount using the effective interest method through October 31, 2007.

At March 31, 2007, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $101,994 in unpaid interest.

James L. Campbell and Stephen A. Garner

In connection with the acquisition of TBS, the Company issued a $300,000 convertible promissory note to Stephen A. Garner and a $300,000 convertible promissory note to James L. Campbell (the “TBS Notes”). Messrs. Campbell and Garner are employees of TBS. Each of the TBS Notes bore interest at 5 percent per annum and was due and payable in three equal annual installments of $100,000, with the first installment paid in February 2005, the second installment paid in March 2006 and the final installment paid in February 2007.

7.	Stockholders’ Equity

a.	Common Stock

On February 22, 2007, the Company issued an aggregate of 500,000 shares of its restricted common stock to a consultant in connection with a placement agency agreement. The 500,000 shares were valued at $0.085 per share (fair value on date of issuance) and the Company recorded $42,500 of consulting expense in the accompanying consolidated statement of operations in accordance with the nature of the services provided.

b.	Stock Options

During the three months ended March 31, 2007, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows: 4,242,392 shares at $0.19 per share and 725,000 shares at $0.15. All options were issued at or above fair value on the dates of grant and vest on various dates from the date of grant through January 2012. During the three months ended March 31, 2007, options to purchase 4,384,050 were forfeited due to their expiration.

8.	Loss per Share

Basic and diluted loss per common share is computed as follows:

	Three Months Ended March 31,
	2007	2006
Numerator for basic and diluted loss per common share:
Net loss available to common stockholders	$(502,762)	$(273,389)

Denominator for basic and diluted loss per common share:

Weighted average common shares outstanding	147,409,940	99,813,513

Net loss per common share available to common stockholders	$—	$—

9.	Commitments and Contingencies

Leases

The Company leases certain property and equipment under operating lease agreements (including two related party leases – see Note 11) which expire on various dates through 2012 and provide for monthly lease payments ranging from $28 to $12,653.

The Company also leases equipment under a capital lease agreement which expires in August 2007 and provides for a monthly lease payment of $1,019.

Litigation

The Company is, from time to time, involved in various legal and other proceedings which arise in the ordinary course of operating its business.

In connection with the acquisition of GSI the Company is entitled to certain rights of indemnification from GoSolutions Equity, LLC, which is a former shareholder of GSI that became a shareholder of the Company as a result of our acquisition of GSI. The Company made a claim of indemnification from this entity in connection with the bankruptcy of one of GSI’s significant customers – Vartec Telecom, Inc. – and the facts and circumstances relating to the procurement and maintenance of the Primerica Life Insurance account and related Citigroup affiliates. GoSolutions Equity, LLC has indicated that it does not believe that we have a valid basis for making such indemnification claims.

The Company has not engaged in meaningful discussions with GoSolutions Equity, LLC as it relates to the indemnification claims notice and their response to such claims notice. Accordingly, the Company is unable to advise whether it will be successful in the indemnification claims against GoSolutions Equity, LLC. Pursuant to the agreement with GSI, if the Company is successful, GoSolutions Equity, LLC would only be required to return up to approximately 4.4 million of our shares issued to that entity to satisfy such indemnification claims. GoSolutions Equity, LLC is not required to contribute cash to satisfy any indemnification claims.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of California, Florida, and Georgia. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with the Company’s acquisition of TBS, the parties have agreed to indemnify each other from claims relating to the acquisition agreement to a maximum of $1,500,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement. In connection with the Company’s acquisitions of Resolutions and GSI, the parties have agreed to indemnify each other from claims relating to the acquisition agreement. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying consolidated balance sheet.

10.	Segment Reporting

The Company’s operations are classified into five principal reportable segments that provide different products or services. Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies. The Company operates in the following five reportable segments:

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with accounting principles generally accepted in the United States of America:

	Three Months ended / As of March 31, 2007	Three Months ended / March 31, 2006
Net revenue from external customers:

Electronic document delivery	$773,248	$738,632
Government accounting solutions	1,066,427	887,771
Electronic forms	561,661	441,436
Integrated communications	1,418,874	—
Corporate	—	—
Total net revenue from external customers:	$3,820,210	$2,067,839

Operating income (loss):

Electronic document delivery	$132,764	$182,377
Government accounting solutions	143,798	17,221
Electronic forms	97,202	(21,802)
Integrated communications	58,462	—
Corporate	(909,960)	(424,469)
Total operating loss:	$(477,734)	$(246,673)

Depreciation and amortization:

Electronic document delivery	$13,003	$8,498
Government accounting solutions	28,071	37,345
Electronic forms	33,920	36,918
Integrated communications	148,567	—
Corporate	12,930	—
Total depreciation and amortization:	$236,491	$82,761

Interest expense, net of interest income:

Electronic document delivery	$—	$1,616
Government accounting solutions	—	—
Electronic forms	504	347
Integrated communications	(152)	—
Corporate	27,987	21,345
Total interest expense, net of interest income:	$28,339	$23,308

continued...

	Three Months ended / As of March 31, 2007	Three Months ended / March 31, 2006
Net loss:

Electronic document delivery	$132,764	$181,353
Government accounting solutions	150,098	17,221
Electronic forms	96,698	(22,149)
Integrated communications	58,951	—
Corporate	(941,273)	(449,814)
Total net loss:	$(502,762)	$(273,389)

Identifiable assets:

Electronic document delivery	$683,852
Government accounting solutions	3,648,270
Electronic forms	3,723,875
Integrated communications	6,808,567
Corporate	290,702
Total identifiable assets:	$15,155,266

Capital expenditures:

Electronic document delivery	$21,064	$15,412
Government accounting solutions	12,266	—
Electronic forms	973	9,401
Integrated communications	10,661	—
Corporate	—	—
Total capital expenditures:	$44,964	$24,813

11.	Related Party Transactions

The Company has borrowed significantly from related parties, issued a significant number of options and warrants to related parties, and issued a significant number of shares of its common stock to related parties upon conversion of convertible promissory notes payable as described more fully in Note 6.

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

GSI leases the St. Petersburg office space pursuant to a noncancelable operating lease agreement expiring on April 30, 2011 at a cost of $12,653, $13,232, $13,841, $14,485, and $15,164 per month for each of the twelve month periods ended April 2007, 2008, 2009, 2010, and 2011, respectively. The building in which the office space is located is owned by an entity in which a member of GoSolutions Equity, LLC (a related party) owns an interest.

12.	Subsequent Events

On April 23, 2007, the Company obtained an executed commercial real estate lease agreement from an unrelated third party for office space from which the Company will conduct the operations of its corporate headquarters and those of its wholly-owned subsidiary, MVI, for a term of five years commencing on June 1, 2007. Pursuant to the lease agreement, the Company and MVI will occupy approximately 5,750 square feet at a cost of $10,063, $10,064, $10,675, $10,996, and $11,325 per month for each of the twelve month periods ended June 30, 2008, 2009, 2010, 2011, and 2012, respectively.

On May 7, 2007, the Company issued 28,786 shares of its restricted common stock to a non-affiliate independent contractor for project management services rendered. The shares were valued at $0.04 per share (the estimated fair value on the date of issuance) and were recorded as consulting expense.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

IMPORTANT NOTIFICATIONS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act. For important additional and specific information regarding these statements, we strongly urge you to refer to the caption below entitled “CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS” and the caption entitled “CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS” which can be found in Item 6. Management’s Discussion and Analysis or Plan of Operation of the Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission (“SEC”) on April 2, 2007.

The Company’s Internet website address is www.villageedocs.com. The Company’s annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, current reports on Form 8-K, and all amendments thereto, are available free of charge on the Company’s website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

INTRODUCTION

The following Management’s Discussion and Analysis or Plan of Operations (“MD&A”) is intended to help the reader understand VillageEDOCS. MD&A is presented in the following six sections:

▪	Business Overview
▪	Critical Accounting Policies and Estimates
▪	Results of Operations
▪	Liquidity and Capital Resources
▪	Cautionary Information About Forward-Looking Statements, and
▪	Recent Accounting Standards and Pronouncements

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited consolidated balance sheet as of March 31, 2007, and the unaudited consolidated statements of operations for the three months ended March 31, 2007 and 2006, the unaudited consolidated statements of cash flows for the three months ended March 31, 2007 and 2006, and the related notes thereto as well as the audited consolidated financial statements of the Company for the years ended December 31, 2006 included in the Company’s Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.

In MD&A, we use “we,” “our,” “us,” “VillageEDOCS,” and “the Company” to refer to VillageEDOCS and its wholly-owned subsidiaries, unless the context requires otherwise. Amounts and percents in tables may not total due to rounding. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. The Company cautions readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2007 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Our Internet web site address is www.villageedocs.com. Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports of Form 8-K, and all amendments thereto, are available free of charge on our website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. The information on our web site is not incorporated by reference in this quarterly report on Form 10-QSB.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 consolidated financial statements, we have suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Effective May 1, 2006, we acquired GoSolutions. The acquisition of GoSolutions has caused our results of operations during 2007 to vary significantly from those reported for 2006 due to the acquisition. However the majority of such effect is limited to the Integrated communications segment (see further discussion in “Results of Operations” below).

Our business and results of operations are affected by a wide variety of factors, as we discussed under the caption “Certain Factors That May Affect Future Results” in Item 6. Management’s Discussion and Analysis or Plan of Operation of our Annual Report on Form 10-KSB filed with the SEC on April 2, 2007 and elsewhere in this report, which could materially and adversely affect us and our actual results. As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

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

BUSINESS OVERVIEW

General

We are incorporated in the State of California and have been in business since 1995. We conduct our business through four wholly-owned subsidiaries. GSI, our most recent acquisition, provides enhanced voice and data communications services. MVI operates our Internet-based document delivery services. TBS operates our government accounting products and services business. Resolutions sells and operates our e-forms, archiving, imaging, and workflow products and services.

We generate revenue, operating income, and cash flows from:

•	subscription agreements for enhanced voice, data, and conferencing services;

•	usage charges for delivery and other services involving electronic documents;

•	usage charges for our governmental accounting and online payment hosted application services;

•	recurring fixed monthly service fees for access to voice, data, or application services;

•	per item and flat fee charges for volume printing services to governmental entities;

•	fees for professional service;

•	wholesale enhanced voicemail services;

•	the sale of licenses for proprietary software and third party software;

•	fees for maintenance and support agreements;

•	installation services;

•	sales of third party computer hardware; and

•	fees for training.

Our Objective

A core component of our mission is to provide solutions that facilitate the movement of business information between business enterprises using a dynamic and diverse set of delivery methods and content formats. Our products and services have been designed to help enterprises meet various communications challenges, including the need to:

▪	communicate with an ever-expanding number of trading partners, customers, and enterprises;

▪	increase the control, management, speed, accuracy and security of the information delivered;

▪	manage an increasing set of methods used to communicate (print/mail, email, web, fax, XML, and wireless);

▪	cost-effectively implement a solution that will allow the enterprise to endure the slow acceptance of a common set of delivery methods;

▪	meet the communications challenges with a service that is more robust than available commercial grade proprietary technologies; and

▪	mitigate the negative impact of delivery methods on workflow, business process and security requirements.

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

Key Items in First Quarter of 2007

▪

Consolidated net revenue for the first quarter of 2007 increased by 85% due to a 20% increase from TBS, a 27% increase from Resolutions, a 5% increase from MVI, and the consolidation of $1,418,874 of net revenue of GSI (acquired May 1, 2006);

▪

Although operating expenses increased during the first quarter of 2007, the most significant factor in the overall increase was the addition of $1,043,871 in operating expenses of GSI. Consolidated operating expenses during the 2007 period were 75% of sales compared to 78% of sales in the 2006 period;

▪	Operating expenses decreased at TBS (-38%) and Resolutions (-27%). These decreases were offset by increases at MVI (+10%) and corporate (+114%);

▪	Net income increased significantly at TBS (+772%) to $150,098. By way of comparison, TBS reported net income of $223,236 for all of 2006;

▪	Resolutions reported net income of $96,698 for the first quarter of 2007 compared to a net loss for the 2006 period;

▪	GSI contributed $58,951 of net income for the first quarter of 2007.

Areas of Focus

Growth Strategy

Our current and future growth strategy is focused on acquiring intellectual and technology assets that improve our ability to take a client’s unstructured content and documents and deliver it to the other party through the method preferred by each party, presenting the content in a manner that surpasses our client’s goals. In essence, we strive to bring a Business Process Management discipline to their information. We believe that if we are successful in executing this strategy, our clients will enjoy improved compliance, collaboration, cost containment, and superior continuity of business processes.

Our ultimate vision is to become a business process management/workflow service that provides competency and functionality in the following areas:

•	Web Content Management;
•	Digital Asset Management;
•	Email Management;
•	Records Management;
•	Documentation Management;
•	Information Indexing;
•	Categorization/Taxonomy;
•	Recognition;
•	Document Imaging;
•	Form Processing;
•	Scanning;
•	Collaboration
•	Repositories, Storage;
•	Long Term Archival;
•	Content Integration;
•	Search and Retrieval;
•	Content Syndication;
•	Localization and Personalization; and
•	Publication (paper or electronic).

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

Capital Formation

During the remainder of 2007, we are actively seeking additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders. Although we believe the Company may generate adequate cash to sustain operations at current levels based on our forecasts for 2007, we may require additional funding to invest in resources that will enable us to operate profitably on a consistent, month-over-month basis. In addition, we may be required to repay certain of our debt instruments in which case we will require additional funding. We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to maintain profitable operations.

In spite of the impact of new laws, regulations, and accounting pronouncements that have significantly increased our cost of operating as a public company, we intend to contain general and administrative costs where possible. However, we expect to incur significant costs during 2007 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002. Should additional growth capital become available during 2007, we intend to direct the capital toward increasing sales and marketing while holding down costs for general and administrative as well as product and technology expenses to the extent possible.

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

Increased Competition and Capabilities in the Marketplace

We face strong competition from well-established national and global companies as well as from relatively new companies. We must continue to selectively expand into other profitable segments of our markets and offer powerful product and service offerings in order to increase our share of the marketplace. The introduction of new technologies could render our existing products and services obsolete or unmarketable or require us to invest in research and development at much higher rates with no assurance of developing competitive products. Changes in technologies or customer requirements also may cause the development cycle for our new products and services to be lengthy and result in significant development costs. Competitive pressures may impair our ability to achieve profitability.

Capital Resources

We believe that current and future available capital resources, including the net proceeds from sale of our products and services, will be sufficient to fund our operations at current levels for the foreseeable future, but will be insufficient to allow us to repay our debt. The exact amount of funds that we will require will depend upon many factors, and it is likely that we will require additional financing. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable the Company to achieve and maintain profitable operations. The inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

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

While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	revenue recognition;
•	stock-based compensation;
•	software development costs;
•	goodwill and other intangible assets;
•	long-lived assets;
•	beneficial conversion features;
•	income taxes; and
•	contingencies.

In addition, please refer to Note 4 to the accompanying unaudited consolidated financial statements for further discussion of our significant accounting policies.

Revenue Recognition. We recognize revenue in accordance with Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements, as revised by SAB No. 104. As such, we recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, or the services have been performed, the price is fixed or readily determinable and collectibility is probable. Sales are recorded net of sales discounts.

We have adopted Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of fair value. Software license revenue generated by TBS and Resolutions allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. At times, we may enter into multiple-customer contracts in which we allocate revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Stock-Based Compensation. On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment, (“SFAS 123(R)”) which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations. As stock-based compensation expense recognized in the consolidated statement of operations for 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated. The estimated average forfeiture rate for the three months ended March 31, 2007, of approximately 10% was based on historical forfeiture experience and estimated future employee forfeitures.

Stock-based compensation expense recognized as operating expense under SFAS 123(R) for the three months ended March 31, 2007 was $226,575, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options. See Note 4 to the accompanying unaudited consolidated financial statements for additional information.

Software Development Costs. We capitalize software development costs pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to our customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized costs consist of direct costs and allocated overhead associated with the development of the software products. Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software’s estimated economic life of approximately five years. We review the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

Goodwill and Other Intangible Assets. In accordance with SFAS No. 141, Business Combinations, we record the assets acquired and liabilities assumed in business combinations at their respective fair values at the date of acquisition, with any excess purchase price recorded as goodwill. Because of the expertise required to value intangible assets, we typically engage independent valuation specialists to assist us in determining those values. Valuation of intangible assets entails significant estimates and assumptions including, but not limited to, estimating future cash flows from product sales, developing appropriate discount rates, continuation of customer relationships and renewal of customer contracts, and approximating the useful lives of the intangible assets acquired. To the extent actual results differ from these estimates, our future results of operations may be affected. The Company has adopted SFAS No. 142 Goodwill and Other Intangible Assets. Under SFAS No. 142, goodwill and other intangible assets with indefinite lives are no longer subject to periodic amortization but are instead reviewed annually for impairment, or more frequently if impairment indicators arise.

We believe that the accounting estimates related to impairment of goodwill and other intangible assets are “critical accounting estimates” because (1) they are highly susceptible to change from period to period because they require company management to make assumptions about future sales and cost of sales, and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet as well as our net loss would be material. Management’s assumptions about future sales prices and future sales volumes have fluctuated in the past and are expected to continue to do so.

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

Beneficial Conversion Feature. The convertible feature of certain of our convertible notes provides for a rate of conversion that is below market value. Such feature is normally characterized as a “beneficial conversion feature” (“BCF”). Pursuant to Emerging Issues Task Force Issue No. 98-5 (“EITF 98-5”), Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and Emerging Issues Task Force Issue No. 00-27,Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. We are amortizing the discount using the effective interest method through maturity of such instruments. We will record the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument is converted into our common stock.

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

RESULTS OF OPERATIONS

Three Months Ended March 31, 2007 Compared to Three Months Ended March 31, 2006

Net Revenue from External Customers

Net revenue from external customers for the three months ended March 31, 2007 was $3,820,210, an 85% increase over net revenue for the prior year quarter of $2,067,839.

For the three months ended March 31, 2007, TBS generated 28% of our net revenue, MVI generated 20% of our net revenue, GSI generated 37% of our net revenue, and Resolutions generated 15% of our net revenue. During the three months ended March 31, 2006, TBS generated 43% of our net revenue, MVI generated 36% of our net revenue, GSI generated 0% of our net revenue, and Resolutions generated 21% of our net revenue.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Variance Amount	Percent
Net revenue from external customers:

Electronic document delivery services	$773,248	$738,632	$34,616	5%
Government accounting solutions	1,066,427	887,771	178,656	20%
Electronic forms	561,661	441,436	120,225	27%
Integrated communications	1,418,874	—	1,418,874	100%
Corporate	—	—	—
Total net revenue from external customers	$3,820,210	$2,067,839	$1,752,371	85%

The increase of $1,752,371 in the 2007 quarter resulted from the contribution of $1,418,874 in revenue from GSI, a 20% increase from TBS, a 5% increase from MVI, and a 27% increase from Resolutions.

As anticipated, the most significant factor in the increase in consolidated revenue during the first quarter of 2007 was the consolidation of the revenue of GSI on May 1, 2006.

Revenue increased 20% at TBS due to increases in revenue from printing, maintenance agreements, online services, and software that resulted from pursuing a strategy to expand our sales of printing business into new areas, building upon the property tax form processing which has historically produced the largest share of our overall printing revenue typically in the second half of each calendar year. These increases were partially offset by decreases in hardware sales and installation which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue increased 27% at Resolutions due to increases in sales of our proprietary products and services as offset by decreases in sales of maintenance agreements for certain third party software products that resulted from the expiration of certain of our contracts with third party software companies.

Revenue increased 5% at MVI by due to an increase in revenue from monthly fixed charges and the addition of new clients which offset a decrease in revenue from outbound document delivery services. MVI intends to continue to concentrate sales efforts toward opportunities with larger clients. While such sales typically involve longer and more complex sales cycles, we believe they provide a greater protection from pricing erosion due to the additional functionality and integration that are elements more often associated with our larger client relationships.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Variance Amount	Percent
Cost of sales:

Electronic document delivery services	$275,422	$223,557	$51,865	23%
Government accounting solutions	601,443	350,134	251,309	72%
Electronic forms	220,571	130,421	90,150	69%
Integrated communications	316,541	—	316,541	100%
Corporate	—	—	—
Total cost of sales:	$1,413,977	$704,112	$709,865	101%

Cost of sales for the three months ended March 31, 2007 were $1,413,977 as compared to the $704,112 reported during the 2006 quarter. Total cost of sales during the 2007 quarter represented 37% of net sales as compared to 34% during the 2006 quarter.

Cost of sales for MVI for the three months ended March 31, 2007 represented 36% of MVI’s net sales as compared with 30% in the 2006 quarter. This increase is attributable to increased operations staffing costs.

Cost of sales for TBS for the three months ended March 31, 2007 represented 56% of TBS’ net sales as compared with 39% in the 2006 quarter. The increased costs at TBS were largely attributable to the increase in revenue as well as reallocation of staff resources which increased operations staff costs and correspondingly reduced administrative staff expenses.

Cost of sales for Resolutions for the three months ended March 31, 2007 represented 39% of Resolutions’ net sales as compared with 30% in the 2006 quarter. The increased costs at Resolutions reflect a change in revenue mix where sales of lower margin products and services were more prominent during the 2007 period due to the reduction in revenue from maintenance agreements, which generally provide greater margins.

Cost of sales for GSI for the three months ended March 31, 2007 represented 22% of net sales.

Gross Profit

Gross profit for the three months ended March 31, 2007 increased 76% to $2,406,233 as compared to $1,363,727 for the 2006 quarter. The increase in the 2007 quarter of $1,042,506 resulted from decreases of $17,249 and $72,653 from MVI and TBS, respectively, which were offset by the addition of $1,102,333 from GSI and an increase of $30,075 from Resolutions. Gross profit margin for the 2007 quarter was 63% as compared to 66% for the 2006 quarter.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Variance Amount	Percent
Operating expenses

Electronic document delivery services	$365,062	$332,698	$32,364	10%
Government accounting solutions	321,186	520,416	(199,230)	-38%
Electronic forms	243,888	332,817	(88,929)	-27%
Integrated communications	1,043,871	—	1,043,871	100%
Corporate	909,960	424,469	485,491	114%
Total operating expenses:	$2,883,967	$1,610,400	$1,273,567	79%

Operating expenses for the three months ended March 31, 2007 increased by 79% to $2,883,967 from the $1,610,400 reported in the 2006 quarter. Of the total increase of $1,273,567, $32,364 and $485,491 are attributable to increases in operating expenses of corporate and MVI, respectively, as offset by decreases of $199,230 and $88,929 from TBS, and Resolutions, respectively. In addition, GSI incurred $1,043,871 of operating expenses during the 2007 quarter.

During the three months ended March 31, 2007, corporate incurred $909,960 in operating expenses, an increase of 114% from the $424,469 reported in the 2006 quarter as a result of amortization of intangible assets and increased compensation, legal and accounting expenses, including $226,575 in stock-based compensation expense. During the 2006 quarter, stock-based compensation expense was $80,200 and there was no amortization expense related to intangible assets. Accounting expenses increased in the 2007 quarter as a result of prevailing market conditions and the acquisition of GSI.

During the three months ended March 31, 2007, MVI incurred $365,062 in operating expenses, an increase of 10% from the $332,698 reported in the 2006 quarter. Product and technology development increased $64,257 to $159,645 from the $95,388 reported in the prior year quarter as a result of additional staffing. Sales and marketing decreased by $13,982 to $109,803 from the $123,785 reported in the prior year quarter as a result of staff reductions. General and administrative decreased by $22,416 to $82,611 from the $105,027 reported in the prior year quarter due to decreased consulting and placement fees. Depreciation and amortization expense increased $4,505.

During the three months ended March 31, 2007, TBS incurred $321,186 in operating expenses compared to $520,416 reported in the 2006 quarter, a decrease of 38%. Product and technology development decreased $44,856 to $77,339 as compared to $126,195 reported in the 2006 quarter due to reduced staffing costs. Sales and marketing decreased $47,512 to $61,291 from the $108,803 reported in the 2006 quarter due to the reallocation of staff resources and reduced trade show expenses. General and administrative decreased $93,588 to $154,485 from the $248,073 reported in the 2006 quarter due to reduced telephone and maintenance as well as staff restructuring. Depreciation and amortization expenses decreased $9,274.

During the three months ended March 31, 2007, Resolutions incurred $243,888 in operating expenses, a decrease of 27% as compared to the $332,817 reported in the 2006 quarter. Product and technology development decreased by $8,110 to $32,427 due to a reduction in staff and consultants, sales and marketing decreased $45,384 to $45,792 due to reallocation of staff resources and reduced travel , and general and administrative decreased $32,437 to $131,749 due to reduced bad debt expense and rent expense. Depreciation and amortization expenses decreased $2,998.

During the three months ended March 31, 2007, GSI incurred $1,043,871 of operating expenses. Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $317,616, $239,815, $337,873, and $148,567, respectively, and are consistent with prior periods.

Operating Loss

As a result of the foregoing, the Company reported an operating loss for the three months ended March 31, 2007 of $477,734, compared to an operating loss of $246,673 for the three months ended March 31, 2006.

The following is a comparison of the components of consolidated income from operations:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Variance Amount	Percent
Operating income (loss):

Electronic document delivery services	$132,764	$182,377	$(49,613)	-27%
Government accounting solutions	143,798	17,221	126,577	735%
Electronic forms	97,202	(21,802)	119,004	*
Integrated communications	58,462	—	58,462	100%
Corporate	(909,960)	(424,469)	(485,491)	114%
Total operating income (loss)	$(477,734)	$(246,673)	$(231,061)	94%

* calculation is not meaningful

In addition to increases in compensation, legal, and accounting expenses, two other factors that contributed to the significant change in operating loss were an increase in depreciation and amortization of $153,730 over the 2006 quarter (due to an increase in intangible assets and related amortization expense and the acquisition of GSI) and the impact of stock option expenses, which increased by $146,375 over the 2006 quarter.

Interest Expense

Interest expense for the quarter ended March 31, 2007 increased by $5,031 to $28,339 from the $23,308 reported in the 2006 quarter, which is primarily attributable to interest on outstanding borrowings from our operating lines of credit.

Other Income

Other income for the quarter ended March 31, 2007 was $7,421 compared to $592 reported in the 2006 quarter. The increase was due to the gain on the disposal of certain assets.

Net Loss

As a result of the foregoing, net loss for the three months ended March 31, 2007 was $502,762, or $0.00 per share, compared to a net loss of $273,389, or $0.00 per share, for the three months ended March 31, 2006 on weighted average shares of 147,409,940 and 99,813,513, respectively.

The following is a comparison of the components of consolidated net loss:

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	Variance Amount	Percent
Net income (loss):

Electronic document delivery services	$132,764	$181,353	$(48,589)	-27%
Government accounting solutions	150,098	17,221	132,877	772%
Electronic forms	96,698	(22,149)	118,847	*
Integrated communications	58,951	—	58,951	100%
Corporate	(941,273)	(449,814)	(491,459)	109%
Total net loss	$(502,762)	$(273,389)	$(229,373)	84%

* calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2007, our net cash position decreased by $37,741 to $531,078. Our financing activities provided net cash of $116,943; however, our operating and investing activities used net cash of $109,720 and $44,964, respectively.

Net cash used in operating activities for the three months ended March 31, 2007 was $109,720, a decrease of $12,985 from the $122,705 used in operating activities during the 2006 quarter.

Our investing activities consisted of the purchase of computer equipment. Net cash used in investing activities during the 2007 quarter increased $20,151 to $44,965 from the $24,813 used in investing activities during the 2006 quarter.

Net cash provided by financing activities for the three months ended March 31, 2007 was $116,943, and included $350,000 of proceeds from a line of credit, as offset by $230,000 of payments on notes and convertible notes related to the TBS and Resolutions acquisitions and payments on capital lease obligations of $3,057. Net cash used in financing activities for the 2006 quarter was $230,000 and included proceeds from notes payable to related parties of $10,000, as offset by $240,000 of payments on notes related to the TBS and Resolutions acquisitions.

Effective May 1, 2006, we acquired GSI. Had the acquisition been in effect throughout all of 2006, the unaudited net revenue of VillageEDOCS and GoSolutions would have been $5,987,277 for the three months ended March 31, 2006. Accordingly, we expect the acquisition of GoSolutions to continue to have a significant effect on our results for 2007 since we will be consolidating their results for all of 2007 as compared to eight months in 2006.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Due to a deficit in net tangible assets, we have historically been unable to obtain operating lines of credit from traditional banking institutions. During 2006, TBS renewed a $100,000 operating line of credit which it has not utilized as of the date of this report. On June 30, 2006, VillageEDOCS secured a $500,000 operating line of credit guaranteed by a shareholder on which it owed the sum of $350,000 as of the date of this report. On June 28, 2006, GSI renewed a $1,000,000 operating line of credit guaranteed by four shareholders on which it owed the sum of $840,000 as of the date of this report. The $840,000 was used during 2006 in connection with our acquisition of GSI.

We intend to renew our operating lines of credit during 2007 and, where possible, to effect such renewals without shareholder guarantees. Should we be unable to renew our lines of credit (including the accompanying shareholder guarantees should such be required by the lenders) as they reach maturity, we will require significant additional funding to repay our borrowings pursuant to these lines of credit. The aggregate outstanding principal balance on our lines of credit was $1,190,000 as of the date of this report. Our inability to either renew our operating lines of credit or to repay outstanding borrowings when due would have a material adverse effect on us.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of TBS, Resolutions, and GSI. In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows. However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment. Accordingly, we will experience negative operating and investing cash flows during certain months of 2007 until MVI, TBS, Resolutions, and GSI consistently generate net cash flows sufficient to offset the anticipated expenses of operating the holding company. While we believe that our available cash resources combined with our current revenue streams may be sufficient to meet our anticipated working capital requirements for the next twelve months, we will require additional financing during the remainder of 2007 to fund capital expenditure requirements in the ordinary course of business and to make required principal payments pursuant to our operating lines of credit. Should our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses. While GSI, MVI, TBS, and Resolutions have reported monthly operating incomes during the first three months of 2007, operating incomes have been insufficient to offset operating losses, interest expense and corporate overhead. If we are not successful in sustaining and increasing operating profits from our four reporting segments, or reducing expenses of the holding company, we may never achieve profitability for the Company as a whole.

Between November 2000 and at least December 2004, our operating shortfalls were funded by one shareholder, an affiliate, to whom we owe $65,000 in principal and approximately $100,000 in interest as of March 31, 2007. This shareholder has no obligation to continue to fund any future operating shortfalls. We may be required to alter the terms of the convertible promissory note held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “expect”, “plan”, “seek”, “estimate”, “project”, “could”, and “continue” or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other “forward-looking” information. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company’s current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company’s control, including, without limitation, the risks described under the caption “Certain Factors That May Affect Future Results” in Item 6 of the Company’s Annual Report on Form 10-KSB filed with the Commission on April 2, 2007. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements. Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB. Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-KSB, 10-QSB, 8-K, and other SEC filings. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

Forward looking statements in this Quarterly Report on Form 10-QSB include, without limitation:

The statements in MD&A under the captions Introduction and Business Overview of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to (1) our expectations about the benefits we may derive from acquisitions, (2) our current and future growth strategy to acquire intellectual and technology assets and our expectations about the benefits we may derive, (3) our beliefs about our vision to become a business process management/workflow service and the benefits we expect to derive, (4) our acquisition strategy, and (5) our belief that obtaining planned financings will allow us to generate adequate cash flows to sustain operations at current levels until we being to operate profitably on a consistent, month-over month basis, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115 (“SFAS No. 159”). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 (“FIN 48”), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007. The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position. Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption. The Company did not record a cumulative effect adjustment related to the adoption of FIN 48. Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax. The Company's policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

ITEM 3 – CONTROLS AND PROCEDURES

(a) As of March 31, 2007, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures during the three months ended March 31, 2007 were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, “LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS,” such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company’s management has concluded that the consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly present in all material respects the Company’s financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b) Changes in internal control over financial reporting: There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II

ITEM 1 – LEGAL PROCEEDINGS.

Litigation and Claim

In connection with our acquisition of GSI, we are entitled to certain rights of indemnification from GoSolutions Equity, LLC, which is a former shareholder of GSI that became a shareholder of the Company as a result of our acquisition of GSI. We have made a claim of indemnification from this entity in connection with the bankruptcy of one of GSI’s significant customers – Vartec Telecom, Inc. – and the facts and circumstances relating to the procurement and maintenance of the Primerica Life Insurance account and related Citigroup affiliates. GoSolutions Equity, LLC has indicated that it does not believe that we have a valid basis for making such indemnification claims.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 22, 2007, the Company issued an aggregate of 500,000 shares of its restricted common stock to a consultant in connection with a placement agency agreement. The 500,000 shares were valued at $0.085 per share (estimated fair value on date of issuance).

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

2.4

Merger Agreement, dated as of February 17, 2006, by and among VillageEDOCS, VEDO Merger Sub, Inc., GoSolutions, Inc. and certain stockholders of GoSolutions. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on February 21, 2006.

2.5	Articles of Merger and Plan of Merger. Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on May 4, 2006.
3.1	Articles of Incorporation, as amended. Previously filed with the Company’s Form 10-SB filed on August 29, 2000.
3.2	By-laws. Previously filed with the Company’s Form 10-SB filed on August 29, 2000.
3.3	Article of Amendment to Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company’s 14C Information Statement filed on July 23, 2004.
3.4

Article of Amendment to Articles of Incorporation to increase authorized number of common shares and to create a class of preferred stock. Previously filed with the Company’s 14C Information Statement filed on June 7, 2005.

3.5

Form of Certificate of Designations of Preferences, Rights and Limitations of Series A Convertible Preferred Stock. Previously filed as Exhibit 4.8 to the Company’s Current Report on Form 8-K filed on April 19, 2005.

3.6	Certificate of Amendment of Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company’s Current Report on Form 8-K filed on January 20, 2006.
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

Exhibit No.	Description
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

4.20	Promissory Note to Alexander Riess dated April 15, 2005. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.21	Promissory Note to William R. Falcon dated April 15, 2005. Previously filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K filed on April 19, 2005.

Exhibit No.	Description
4.22	Common Stock Purchase Warrant to Alexander Riess dated as of April 1, 2005. Previously filed as Exhibit 4.3 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.23	Common Stock Purchase Warrant to William R. Falcon dated as of April 1, 2005. Previously filed as Exhibit 4.4 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.24	Note Purchase Agreement dated April 13, 2005 by and between VillageEDOCS and Barron Partners LP. Previously filed as Exhibit 4.5 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
4.25	Convertible Note to Barron Partners LP dated April 13, 2005. Previously filed as Exhibit 4.6 to the Company’s Current Report on Form 8-K filed on April 19, 2005.
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
4.34

Form of Convertible Secured Promissory Note by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference.

4.35

Convertible Secured Promissory Note dated February 16, 2004 by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.20 to the Company’s Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference.

4.36

Notice of conversion by Barron Partners LP dated October 21, 200. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference.

4.37	Notice of conversion by Barron Partners LP dated March 8, 2006. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference.
4.38

Registration Rights Agreement dated as of April 28, 2006 by and among VillageEDOCS and the principal stockholders of GoSolutions, Inc. Previously filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on May 4, 2006.

4.39

Principal VEDO Stockholders Voting Agreement dated as of April 28, 2006 by and among Barron Partners, LP, C. Alan Williams, Joan P. Williams and GoSolutions, Inc. Previously filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on May 4, 2006.

4.40

Indemnity/Contribution Agreement effective April 30, 2006, by and among VillageEDOCS, GoSolutions Equity, LLC (the “LLC”), and the principals of the LLC identified on the signature page thereto. Previously filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on May 4, 2006.

Exhibit No.	Description
4.41

Settlement and Release Agreement dated as of April 28, 2006 by and among VillageEDOCS, GoSolutions, Inc., The Zant Group Trust and Louis J. Zant. Previously filed as Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on May 4, 2006.

4.42

Second Extension Agreement dated as of April 28, 2006 by and between The Zant Group Trust and GoSolutions, Inc. Previously filed as Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on May 4, 2006.

4.43

Settlement and Release Agreement, dated as of June 30, 2006, by and among VillageEDOCS, GoSolutions, Inc., Bruce H. Bennett, and Sandra G. Bennett. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2006.

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

Exhibit No.	Description
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

10.19

Executive Employment Agreement, dates as of March 1, 2006, by and between the Company and Jerry T. Kendall. Previously files as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2006.

10.20	Amendment No. 2 to Michael Richard Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.11 to the Company’s Current Report on Form 8-K filed on May 4, 2006.
10.21	Amendment No. 2 to H. Jay Hill Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.12 to the Company’s Current Report on Form 8-K filed on May 4, 2006.
10.22	Amendment No. 2 to K. Mason Conner Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.13 to the Company’s Current Report on Form 8-K filed on May 4, 2006.
10.23	Thor Bendickson Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.14 to the Company’s Current Report on Form 8-K filed on May 4, 2006.
10.24	Shaun Charles Pope Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.15 to the Company’s Current Report on Form 8-K filed on May 4, 2006.
10.25	Frederick A. Burris Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.16 to the Company’s Current Report on Form 8-K filed on May 4, 2006.
10.26

Patent License Agreement, dated as of May 12, 2006, by and between VillageEDOCS and Catch Curve, Inc.. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2006.

10.27

Office Lease Agreement effective June 1, 2007 by and between the Company and Tustin Avenue Investors, LLC. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25, 2007.

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 15, 2007 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 15, 2007 by Michael A. Richard, Chief Financial Officer.*

32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 15, 2007 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 15, 2007 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)
Dated: May 15, 2007	By:	/s/ K. Mason Conner
K. Mason Conner Chief Executive Officer and Director

Dated: May 15, 2007	By:	/s/ Michael A. Richard
Michael A. Richard Chief Financial Officer (Principal Accounting Officer)