Form 10QSB
period 2007-06-30
VILLAGEEDOCS INC
filed 2007-08-14
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                                                 For the quarterly period ended June 30, 2007

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

VillageEDOCS
(Exact name of small business issuer as specified in its charter)

California	33-0668917
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

1401 N. Tustin Ave, Ste. 230, Santa Ana, California 92705	(714) 734-1030
(Address of principal executive offices)	(Issuer's telephone number, including area code)

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

There were 150,270,913 shares of the Registrant's common stock outstanding as of July 31, 2007

Transitional Small Business Format (check one)	YES	NO	X

VillageEDOCS

VillageEDOCS and subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
June 30,
2007

ASSETS
Current assets:
Cash	$ 476,899
Accounts receivable, net of allowance for doubtful
accounts of approximately $70,000	1,012,357
Inventories	176,260
Prepaid expenses and other current assets	113,313
Total current assets	1,778,829

Property and equipment, net	477,871
Other assets	48,610
Goodwill	8,784,883
Other intangibles, net	3,782,516
$ 14,872,709

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 634,526
Accrued expenses	2,279,733
Deferred revenue	903,170
Capital lease obligation, current	18,356
Lines of credit	1,187,206
Convertible note and accrued interest payable to
related party, net of unamortized debt discount of $4,895	163,724
Total current liabilities	5,186,715

Capital lease obligation, net of current portion	33,626
Long term liability	90,000
Total liabilities	5,310,341

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized -- 48,000,000 shares
Issued and outstanding -- 33,500,000 shares	33,500
(liquidation preference of $1,675,000)
Common stock, no par value:
Authorized -- 500,000,000 shares
Issued and outstanding -- 150,270,913 shares	18,048,744
Additional paid-in capital	14,229,184
Accumulated deficit	(22,749,060)
Total stockholders' equity	9,562,368
$ 14,872,709
See accompanying notes to condensed consolidated financial statements.

VillageEDOCS and subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net sales	$ 3,812,925	$ 3,034,092	$ 7,633,135	$ 5,101,931
Cost of sales	1,382,649	1,112,791	2,796,626	1,816,903
Gross profit	2,430,276	1,921,301	4,836,509	3,285,028
Operating expenses:
Product and technology
development	474,700	536,578	983,926	798,698
Sales and marketing	621,356	409,333	1,165,547	733,097
General and administrative	1,461,691	1,151,339	3,055,750	2,093,094
Depreciation and amortization	236,114	129,828	472,605	212,589
Total operating expenses	2,793,861	2,227,078	5,677,828	3,837,478
Loss from operations	(363,585)	(305,777)	(841,319)	(552,450)

Interest expense, net of interest income	(29,768)	(26,359)	(58,107)	(49,667)
Other expense, net	(61,760)	(24,557)	(54,339)	(23,965)
Loss before provision for
income taxes	(455,113)	(356,693)	(953,765)	(626,082)

Provision for income taxes	21,962	-	26,072	4,000
Net loss	$ (477,075)	$ (356,693)	$ (979,837)	$ (630,082)

Basic and diluted loss available to
common stockholders per common
share	$ -	$ -	$ (0.01)	$ (0.01)

Weighted average shares outstanding -
basic and diluted	149,309,799	146,535,158	148,444,518	15,707,360

See accompanying notes to condensed consolidated financial statements.

VillageEDOCS and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$ (979,837)	$ (630,082)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	472,605	212,589
Provision for doubtful accounts receivable	15,009	24,879
Estimated fair value of stock options issued to
employees for services rendered	454,486	244,591
Common stock issued to employees and non-employees
for services rendered	46,211	29,761
Amortization of debt discount	7,338	7,338
Changes in operating assets and liabilities:
Accounts receivable	(64,389)	111,416
Inventories	14,188	8,291
Prepaid expenses and other current assets	24,493	(47,726)
Other assets	(11,068)	(3,295)
Accounts payable	(22,873)	108,351
Accrued expenses and interest	132,883	(1,060,269)
Deferred revenue	(173,738)	1,173,797
Net cash (used in) provided by operating activities	(84,692)	179,641
Cash Flows from Investing Activities:
Purchases of property and equipment	(112,408)	(22,437)
Cash acquired in acquisition of GSI, net of cash paid	-	234,535
Costs incurred for purchase of GSI	-	(130,054)
Additions to capitalized software development	-	(16,144)
Net cash (used in) provided by investing activities	(112,408)	65,900
Cash Flows from Financing Activities:
Proceeds from lines of credit, net	347,206	-
Proceeds from notes payable	-	10,000
Payments on capital lease obligation	(12,026)	-
Principal payments on notes payable	-	(108,281)
Principal payments on notes payable to related parties	(30,000)	(70,000)
Principal payments on convertible notes to related parties	(200,000)	(200,000)
Net cash provided by (used in) financing activities	105,180	(368,281)
Net change in cash	(91,920)	(122,740)

Cash, beginning of period	568,819	762,051
Cash, end of period	$ 476,899	$ 639,311
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 47,853	$ 37,342
Income taxes	$ 26,072	$ 4,000
continued.

Supplemental Schedule of Noncash Investing
and Financing Activities:	2007	2006

Issuance of common stock as acquisition cost	$ 92,400	$ 254,100
Issuance of common stock on conversion of preferred stock	$ -	$ 2,500
Estimated fair value of common stock issued in connection
with acquisition	$ -	$ 4,266,388
Accrual for patent license	$ -	$ 250,000
Acquisition of property and equipment through capital lease obligation	$ 55,858	$ -

See accompanying notes to condensed consolidated financial statements.

VillageEDOCS

Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2007 and 2006

1.          Management's Representation

The accompanying unaudited condensed consolidated financial statements have been prepared by VillageEDOCS (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's condensed consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the United States Securities and Exchange Commission ("SEC"). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

2.          Background, Organization and Basis of Presentation

VillageEDOCS was incorporated in 1995 in Delaware and reincorporated in California in 1997. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company.  In connection with the reorganization, the Company formed MessageVision, Inc. ("MVI") on October 25, 2004.  Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions ("PFI" or "Resolutions").  Resolutions provides products for document management, document archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, and electronic forms.  Effective May 1, 2006, the Company acquired GoSolutions, Inc. ("GSI").  GSI provides enhanced voice and data communications services including speech-driven messaging, unified communications, and audio conferencing applications. The unaudited condensed consolidated financial statements include the accounts of the Company and those of MVI, TBS, Resolutions, and GSI, its wholly-owned subsidiaries, since October 25, 2004, February 17, 2004, April 1, 2005, and May 1, 2006, respectively.   All significant inter-company transactions and balances have been eliminated in consolidation.

3.          Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception, and has a working capital deficit ($3,407,886 as of June 30, 2007).  The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns GSI, Resolutions, TBS and MVI.

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

The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability.  However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings.  Although cash flows from operations improved during 2006 to a level sufficient to support operating expenses, the Company's operations used net cash during the first half of 2007.  Should such cash flows decrease for any reason, management plans to obtain debt and equity financing from new and existing stockholders.    There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern.  The condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

4.           Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's five reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2007, the Company operated in the following five reportable segments (see Note 10):

(a)  Electronic document delivery services,
(b)  Government accounting solutions,
(c)  Electronic forms,
(d)  Integrated communications, and
(e)  Corporate.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At June 30, 2007, the Company has recorded an allowance for doubtful accounts of approximately $70,000.

For the six months ended June 30, 2007 and 2006, independent representatives of one enterprise accounted for approximately 28% and 15%, respectively, of total revenues.

No single customer accounted for more than 10% of accounts receivable at June 30, 2007.

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

The Company has adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue generated by TBS and Resolutions, allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, approximately 1,200,000 and 16,000,000 of potentially dilutive shares as of June 30, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Software Development Costs

The Company capitalizes software development costs pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized costs consist of direct costs and allocated overhead associated with the development of the software products.  Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years.  The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.  At June 30, 2007, management determined that no impairment existed.

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

During the six months ended June 30, 2007, the carrying amount of the Company's goodwill increased by $92,400 due to additional goodwill acquired in connection with the acquisition of TBS (see Note 5).

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5).  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At June 30, 2007, management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation

At June 30, 2007, the Company had two stock-based compensation plans.

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

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the six months ended June 30, 2007 and 2006, of approximately 10%, and 21%, respectively, was based on historical forfeiture experience and estimated future employee forfeitures. The estimated pricing term of option grants for the first six months of 2007 and 2006 was five years.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the six months ended June 30, 2007 and 2006.

Description of Plans

The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of June 30, 2007, the Company is authorized to issue up to 95,000,000 shares under these plans and has approximately 55,000,000 shares available for future issuances.

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

	Six Months Ended
	June 30,
	2007	2006
Stock options:
Expected term (in years)	5.0	5.0
Expected volatility	360% - 376%	311%
Risk-free interest rate	4.86%	4.63%
Expected dividends	-	-

A summary of option activity as of June 30, 2007 and changes during the six months then ended, is presented below:

	June 30, 2007
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2007	38,971,557	$0.19
Options granted	5,297,392	$0.18
Options forfeited	(4,532,050)	$0.19
Options exercised	-	$ -
Options outstanding at June 30, 2007	39,736,899	$0.19	6.2	$ -
Options vested or expected to vest at June 30, 2007	37,610,598	$0.19	6.2	$ -
Options exercisable at June 30, 2007	19,677,459	$0.27	4.1	$ -

The weighted average grant date fair value of options granted during the six months ended June 30, 2007 was $0.09 per option.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of June 30, 2007, there was approximately $1,100,000 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.9 weighted average years. The total fair value of shares vested during the six months ended June 30, 2007 and 2006 was $454,486 and $244,591, respectively, net of an estimated forfeiture rate of 10% and 21%, respectively, which was recorded as general and administrative expense in the accompanying condensed consolidated statements of operations.

Beneficial Conversion Feature

The convertible note provides for a rate of conversion that is below market value (see Note 6). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5 Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instruments.

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

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of June 30 2007, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the three and six months ended June 30, 2007 and 2006 were insignificant.

5.            Acquisitions and Intangible Assets

TBS

On February 17, 2004, the Company purchased 100% of the issued and outstanding capital stock of TBS from Stephen A. Garner and James L. Campbell.  On May 7, 2007 and pursuant to the TBS acquisition agreement, the Company issued 1,100,000 shares of common stock to each of Messrs. Garner and Campbell.  The shares were valued at $0.04 per share (the estimated fair value on the date that the shares were issued) and recorded as additional purchase price.  No additional shares of common stock are due to Messrs. Garner and Campbell pursuant to the TBS acquisition agreement.

On May 7, 2007 and in connection with the acquisition of TBS, the Company issued 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.04 per share (the estimated fair value on the date that the shares were issued) and recorded as additional purchase price.

On May 7, 2007 and in connection with the acquisition of TBS, the Company issued 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.04 per share (the estimated fair value on the date that the shares were issued) and were recorded as compensation expense.

Other Intangible Assets

On May 12, 2006, the Company entered into a Patent License Agreement (the "License Agreement") with Catch Curve, Inc. ("Catch Curve").  Pursuant to the License Agreement, Catch Curve granted the Company a worldwide, non-exclusive, non-divisible, fully paid-up license to use certain patented technology in connection with any facsimile products or services made or sold by the Company or its subsidiaries.  The Company is obligated to make aggregate license payments of $600,000 over a period of up to thirty-two months beginning on May 12, 2006, at which time no further payments are required under the License Agreement.   License payments of $180,000 are due in each of the years ended December 31, 2007 and 2008. The License Agreement stipulates that $350,000 of the total license fee is attributable to sales of products and services prior to the date of the License Agreement.  The remainder of $250,000 is attributable to sales of products and services subsequent to the date of the License Agreement. Accordingly, on May 12, 2006, the Company recorded an intangible asset in the amount of $250,000.  The intangible asset is being amortized over 58 months, the current remaining life of the patents covered by the License Agreement.  During the six months ended June 30, 2007, the Company made license payments of $90,000 under the License Agreement.  At June 30, 2007, the unpaid balance due was $270,000.  In accordance with the terms of the License Agreement, the Company has classified $180,000 of the total amount due as a current liability and has classified the remainder of $90,000 as a long-term liability on the accompanying condensed consolidated balance sheet.

Other intangibles consist of the following as of June 30, 2007:

	Estimated Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(58,187)	$191,813

TBS:
Customer list	Ten	$500,000	$(168,750)	$331,250
Trade name	Five	50,000	(33,750)	16,250
		550,000	(202,500)	347,500
Resolutions:
Customer relationships	Ten	570,000	(130,425)	439,575
Software development	Five	104,170	(26,742)	77,428
Trade name	Five	50,000	(22,500)	27,500
Covenant not to compete	Three	26,100	(17,400)	8,700
		750,270	(197,067)	553,203
GSI:
Customer relationships	Ten	2,200,000	(256,667)	1,943,333
Technology	Five	490,000	(114,333)	375,667
Trade names and marks	Ten	420,000	(49,000)	371,000
		3,110,000	(420,000)	2,690,000

Total other intangible assets		$4,660,270	$(877,754)	$3,782,516

Amortization of other intangible assets was $278,637 and $74,316 during the six months ended June 30, 2007 and 2006, respectively.  During the six months ended June 30, 2007, the Company did not acquire or dispose of any intangible assets.

The estimated amortization expense for the five years ending December 31, 2011 is as follows:

Years Ending December 31,

2007	$566,000
2008	562,000
2009	549,000
2010	539,000
2011	419,000
$2,635,000

6.           Debt

            Bank Lines of Credit

In connection with the acquisition of GSI, the Company has a $1,000,000 revolving line of credit (the "Line") with a financial institution and used proceeds to fund a required payment of $840,000 pursuant to the Settlement Agreements with dissenting shareholders of GSI.  The Line matures on September 12, 2007.  Interest on outstanding borrowings is payable monthly at a rate equal to the prime rate (8.25% per annum as of June 30, 2007 and subject to adjustment).  The line is collateralized by the assets of GSI and guaranteed by four shareholders of the Company who were formerly shareholders of GSI.   As of June 30, 2007, no principal payments have been made against outstanding borrowings of $840,000 and the Company was in compliance with all loan covenants.

Effective September 30, 2006, VillageEDOCS obtained a $500,000 revolving line of credit ("RLOC") with a financial institution.  The RLOC is guaranteed by a shareholder of the Company.  Interest on outstanding borrowings is payable monthly at an annual rate of interest equal to LIBOR (5.3% at June 30, 2007) plus 2%.  As of June 30, 2007, there were outstanding borrowings of $347,206 on the RLOC and the Company was in compliance with all loan covenants.

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit ("TBS RLOC)" with a financial institution.  The TBS RLOC is guaranteed by the assets of TBS.   Interest on outstanding borrowings is payable monthly at a variable annual rate equal to the financial institution's prime rate in effect.  As of June 30, 2007, there were no outstanding borrowings under TBS RLOC and the Company was in compliance with all loan covenants.

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

At June 30, 2007, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $103,619 in unpaid interest.

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

7.           Stockholders' Equity

a.        Common Stock

On February 22, 2007, the Company issued an aggregate of 500,000 shares of its restricted common stock to a consultant in connection with a placement agency agreement.  The 500,000 shares were valued at $0.085 per share (fair value on the measurement date) and the Company recorded $42,500 of consulting expense in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2007 in accordance with the nature of the services provided.

On May 7, 2007 and pursuant to the TBS acquisition agreement, the Company issued 1,100,000 shares of common stock to each of Messrs. Garner and Campbell.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and recorded as additional purchase price.  No additional shares of common stock are due to Messrs. Garner and Campbell pursuant to the TBS acquisition agreement.

On May 7, 2007 and in connection with the acquisition of TBS, the Company issued 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and recorded as additional purchase price.

On May 7, 2007 and in connection with the acquisition of TBS, the Company issued 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and were recorded as compensation expense.

On May 7, 2007, the Company issued 26,786 shares of its restricted common stock to a non-affiliate independent contractor for project management services rendered.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and were recorded as consulting expense during the three months ended June 30, 2007.

During the quarter ended June 30, 2007, a majority of the Company's stockholders approved a proposal to increase the authorized shares of the Company to 500,000,000 from 400,000,000.

b.       Stock Options

During the six months ended June 30, 2007, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  4,242,392 shares at $0.19 per share and 1,055,000 shares at $0.15.  All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through June 2012.  During the six months ended June 30, 2007, options to purchase 4,532,050 were forfeited due to their expiration.

8.           Commitments and Contingencies

Leases

The Company leases certain property and equipment under operating lease agreements (including three related party leases - see Note 10) which expire on various dates through 2012 and provide for monthly lease payments ranging from $28 to $12,653.

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

In March 2007, GSI was served by the Trustee for Vartec Telecom, Inc. ("Trustee") in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court"), Case No. 04-81694-hdh-7.  The complaint sought recovery of approximately $400,000 for alleged preferential transfers made in 2004.  On July 19, 2007, the Bankruptcy Court issued an order approving a compromise and settlement between the Trustee and GSI pursuant to which the claims of the Trustee and the counterclaims of GSI were settled in consideration for GSI's payment of $65,000 over a four month period that began on July 1, 2007.  Accordingly, the Company has recorded other expense of $65,000 in the accompanying condensed consolidated statement of operations and classified the total amount due as a current liability in the accompanying condensed consolidated balance sheet.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of California, Florida, and Georgia.  These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities.  In connection with the Company's acquisition of TBS, the parties have agreed to indemnify each other from claims relating to the acquisition agreement to a maximum of $1,500,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement.  In connection with the Company's acquisitions of Resolutions and GSI, the parties have agreed to indemnify each other from claims relating to the acquisition agreement.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying condensed consolidated balance sheet.

9.           Segment Reporting

The Company's operations are classified into five principal reportable segments that provide different products or services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.  The Company operates in the following five reportable segments:

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with accounting principles generally accepted in the United States of America:

	Quarter ended /	Quarter	SixMonths	Six Months	(1)
	As of	ended	ended / As of	ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006

Net revenue from external customers:

Electronic document delivery	$ 773,762	$ 770,490	$ 1,547,010	$ 1,509,122
Government accounting solutions	961,411	746,928	2,027,838	1,634,699
Electronic forms	477,490	520,597	1,039,151	962,033
Integrated communications	1,600,262	996,077	3,019,136	996,077
Corporate	-	-	-	-
Total net revenue from
external customers:	$ 3,812,925	$ 3,034,092	$ 7,633,135	$ 5,101,931

Operating income (loss):

Electronic document delivery	$ 100,200	$ 300,621	$ 232,964	$ 482,998
Government accounting solutions	(36,253)	(186,927)	107,545	(169,706)
Electronic forms	89,808	(32,877)	187,010	(54,679)
Integrated communications	194,744	145,530	253,206	145,530
Corporate	(712,084)	(532,124)	(1,622,044)	(956,593)
Total operating loss:	$ (363,585)	$ (305,777)	$ (841,319)	$ (552,450)

Depreciation and amortization:

Electronic document delivery	$ 15,478	$ 13,311	$ 28,481	$ 21,809
Government accounting solutions	27,909	35,912	55,980	73,257
Electronic forms	33,919	20,855	67,839	57,773
Integrated communications	145,878	52,262	294,445	52,262
Corporate	12,930	7,488	25,860	7,488
Total depreciation and amortization:	$ 236,114	$ 129,828	$ 472,605	$ 212,589

Interest expense, net of interest income:

Electronic document delivery	$ -	$ -	$ -	$ 1,616
Government accounting solutions	258	-	258	-
Electronic forms	334	2,867	838	3,214
Integrated communications	(182)	2,178	(334)	2,178
Corporate	29,358	21,314	57,345	42,659
Total interest expense, net of interest income:	$ 29,768	$ 26,359	$ 58,107	$ 49,667

	Quarter ended /	Quarter	Six Months	Six Months	(1)
	As of	ended	ended / As of	ended
	June 30,	June 30,	June 30,	June 30,
	2007	2006	2007	2006
Net income (loss):

Electronic document delivery	$ 100,703	$ 301,064	$ 233,467	$ 482,417
Government accounting solutions	(36,511)	(186,927)	113,587	(169,706)
Electronic forms	89,474	(35,744)	186,172	(57,893)
Integrated communications	110,734	143,352	169,685	143,352
Corporate	(741,475)	(578,438)	(1,682,748)	(1,028,252)
Total net loss:	$ (477,075)	$ (356,693)	$ (979,837)	$ (630,082)

Identifiable assets:

Electronic document delivery	$ 959,883		$ 959,883
Government accounting solutions	4,595,818		4,595,818
Electronic forms	3,485,668		3,485,668
Integrated communications	5,410,312		5,410,312
Corporate	421,028		421,028
Total identifiable assets:	$ 14,872,709		$ 14,872,709

Capital expenditures:

Electronic document delivery	$ 31,153	$ 7,025	$ 52,217	$ 22,437
Government accounting solutions	50,909	-	63,175	-
Electronic forms	-	6,743	973	16,144
Integrated communications	35,452	-	46,113	-
Corporate	5,788	-	5,788	-
Total capital expenditures:	$ 123,302	$ 13,768	$ 168,266	$ 38,581

(1) 2006 period results and balances for the Integrated communications segment are reported as of and for the period from May 1, 2006 (date of acquisition) through June 30, 2006

10.           Related Party Transactions

The Company has borrowed significantly from related parties, issued a significant number of options and warrants to related parties, and issued a significant number of shares of its common stock to related parties upon conversion of convertible promissory notes payable as described more fully in Note 6.

TBS has a related party operating lease with Perimeter Center Partners for the rental of the land and building occupied by TBS.  The lease commenced on February 1, 2004 and has a term of five years, with monthly payments of $6,200.  In addition, TBS has an equipment lease with Perimeter Center Partners for certain equipment used in its operations.  The lease commenced May 19, 2007 and has a term of approximately thirty-two and one-half months, with monthly payments of $1,746.  The Company has executed a Guaranty with respect to each lease.  Perimeter Center Partners is owned by Stephen A. Garner and James L. Campbell, who are significant employees of the Company and the former owners of TBS.

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

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

IMPORTANT NOTIFICATIONS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to put undue reliance on any forward-looking statements.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.  For important additional and specific information regarding these statements, we strongly urge you to refer to the caption below entitled "CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS" and the caption entitled "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" which can be found in Item 6. Management's Discussion and Analysis or Plan of Operation of the Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission ("SEC") on April 2, 2007.

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

INTRODUCTION

The following Management's Discussion and Analysis or Plan of Operations ("MD&A") is intended to help the reader understand VillageEDOCS.  MD&A is presented in the following six sections:

-        Business Overview

-        Critical Accounting Policies and Estimates

-        Results of Operations

-        Liquidity and Capital Resources

-        Cautionary Information About Forward-Looking Statements, and

-        Recent Accounting Standards and Pronouncements

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated balance sheet as of June 30, 2007, and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006, and the related notes thereto as well as the audited consolidated financial statements of the Company for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the Securities and Exchange Commission on April 2, 2007.

In MD&A, we use "we," "our," "us," "VillageEDOCS," and "the Company" to refer to VillageEDOCS and its wholly-owned subsidiaries, unless the context requires otherwise.  Amounts and percents in tables may not total due to rounding.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. The Company cautions readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results for the remainder of 2007 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2006 consolidated financial statements, we have suffered recurring losses from operations and have a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Effective May 1, 2006, we acquired GoSolutions.  The acquisition of GoSolutions has caused our results of operations during 2007 to vary significantly from those reported for 2006 due to the acquisition.  However the majority of such effect is limited to the Integrated communications segment (see further discussion in "Results of Operations" below).

Our business and results of operations are affected by a wide variety of factors, as we discussed under the caption "Certain Factors That May Affect Future Results" in Item 6. Management's Discussion and Analysis or Plan of Operation of our Annual Report on Form 10-KSB filed with the SEC on April 2, 2007 and elsewhere in this report, which could materially and adversely affect us and our actual results.  As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

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

Our target markets include Financial Services, Healthcare, Manufacturing, and Local Government, and we serve approximately 1,200 active clients.

While we do have some sources of non-recurring revenue, such as hardware sales and third party software, we focus on developing and maintaining sources of monthly recurring revenue, such as providing subscribers with solutions for their critical day to day business processes for the movement of business information.

Key Items in First Half of 2007

  Consolidated net revenue for the first half of 2007 increased by 50% over the 2006 period due to a 24% increase from TBS, an 8% increase from Resolutions, a 3% increase from MVI, and the consolidation of $3,019,136 of net revenue of GSI (acquired May 1, 2006);
  Although operating expenses increased during the first half of 2007 compared to the 2006 period, the most significant factor in the overall increase was the addition of $1,592,147 in operating expenses of GSI (six months in the 2007 period compared to two months in the 2006 period).  Consolidated operating expenses during the 2007 period were 74% of sales compared to 75% of sales in the 2006 period;
  Operating expenses decreased at TBS (-36%) and Resolutions (-29%).  These decreases were offset by increases at MVI (+31%) and Corporate (+70%);
  Net income increased significantly at TBS to $113,587 compared to a net loss for the first half of 2006;
  Resolutions reported net income of $186,172 for the first half of 2007 compared to a net loss for the first half of 2006;
  GSI contributed $169,685 of net income for the first half of 2007.

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

Capital Formation

During the remainder of 2007, we are actively seeking additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders.  Although we believe the Company may generate adequate cash to sustain operations at current levels based on our forecasts for the remainder of 2007, we may require additional funding to invest in resources that will enable us to operate profitably on a consistent, month-over-month basis.  In addition, we may be required to repay certain of our debt instruments in which case we will require additional funding.  We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to maintain profitable operations.

In spite of the impact of new laws, regulations, and accounting pronouncements that have significantly increased our cost of operating as a public company, we intend to contain general and administrative costs where possible.  However, we expect to incur significant costs during the remainder of 2007 and in 2008 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002.  Should additional growth capital become available, we intend to direct the capital toward increasing sales and marketing while holding down costs for general and administrative as well as product and technology expenses to the extent possible.

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

While there are a number of accounting policies, methods and estimates affecting our condensed consolidated financial statements, areas that are particularly significant include:

  revenue recognition;
  stock-based compensation;
  software development costs;
  goodwill and other intangible assets;
  long-lived assets;
  beneficial conversion features;
  income taxes; and
  contingencies.

In addition, please refer to Note 4 to the accompanying unaudited condensed consolidated financial statements for further discussion of our significant accounting policies.

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

We have adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions.  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue generated by TBS and Resolutions allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. At times, we may enter into multiple-customer contracts in which we allocate revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards ("SFAS") No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our condensed consolidated statement of operations. As stock-based compensation expense recognized in the condensed consolidated statement of operations for 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.  The estimated average forfeiture rate for the six months ended June 30, 2007, of approximately 10% was based on historical forfeiture experience and estimated future employee forfeitures.

Stock-based compensation expense recognized as operating expense under SFAS 123(R) for the six months ended June 30, 2007 was $454,486, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options.  As of June 30, 2007, there was approximately $1,100,000 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements.  That cost is expected to be recognized on a straight-line basis over the next 3.9 weighted average years.  See Note 4 to the accompanying unaudited condensed consolidated financial statements for additional information.

Software Development Costs.  We capitalize software development costs pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to our customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized costs consist of direct costs and allocated overhead associated with the development of the software products.  Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately five years.  We review the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.

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

We believe that the accounting estimates related to impairment of goodwill and other intangible assets are "critical accounting estimates" because (1) they are highly susceptible to change from period to period because they require company management to make assumptions about future sales and cost of sales, and (2) the impact that recognizing an impairment would have on the assets reported on our condensed consolidated balance sheet as well as our net loss would be material.  Management's assumptions about future sales prices and future sales volumes have fluctuated in the past and are expected to continue to do so.

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

If we had been required to recognize an impairment loss on our goodwill and intangible assets, it would likely not have materially affected our liquidity and capital resources because we are not subject to any restrictive covenants related to the net income we report in our condensed consolidated financial statements.

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

Beneficial Conversion Feature.  Our convertible note provides for a rate of conversion that is below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and Emerging Issues Task Force Issue No. 00-2, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. We are amortizing the discount using the effective interest method through maturity of such instruments.  We will record the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument is converted into our common stock.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2007 Compared to Three Months Ended June 30, 2006

Net Revenue from External Customers

Net revenue from external customers for the three months ended June 30, 2007 was $3,812,925, a 26% increase over net revenue for the prior year quarter of $3,034,092.

For the three months ended June 30, 2007, TBS generated 25% of our net revenue, MVI generated 20% of our net revenue, GSI generated 42% of our net revenue, and Resolutions generated 13% of our net revenue.  During the three months ended June 30, 2006, TBS generated 25% of our net revenue, MVI generated 25% of our net revenue, GSI generated 33% of our net revenue, and Resolutions generated 17% of our net revenue.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months	Three Months
	Ended	Ended	Variance
	June 30, 2007	June 30, 2006	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$773,762	$770,490	$3,272	0%
Government accounting solutions	961,411	746,928	214,483	29%
Electronic forms	477,490	520,597	(43,107)	-8%
Integrated communications	1,600,262	996,077	604,185	61%
Corporate	-	-	-
Total net revenue from external customers	$3,812,925	$3,034,092	$778,833	26%

The increase of $778,833 in the 2007 quarter resulted from a 61% increase in revenue from GSI, a 29% increase from TBS, and an 8% decrease from Resolutions.

As anticipated, the most significant factor in the increase in consolidated revenue during the second quarter of 2007 was the consolidation of a full three months of revenue of GSI compared to two months during 2006 (acquired May 1, 2006).

Revenue increased 29% at TBS due to increases in revenue from printing, maintenance agreements, online services, and software that resulted from pursuing a strategy to expand our sales of printing business into new areas, building upon the property tax form processing which has historically produced the largest share of our overall printing revenue typically in the second half of each calendar year.  These increases were partially offset by decreases in hardware sales and installation which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue decreased 8% at Resolutions due to decreases in sales of maintenance agreements for certain third party software products that resulted from the expiration of certain of our contracts with third party software companies.

Revenue increased only nominally at MVI due to a small increase in revenue from monthly fixed charges.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Three Months	Three Months
	Ended	Ended	Variance
	June 30, 2007	June 30, 2006	Amount	Percent

Cost of sales:

Electronic document delivery services	$303,404	$239,328	$64,076	27%
Government accounting solutions	630,052	379,627	250,425	66%
Electronic forms	136,984	188,322	(51,338)	-27%
Integrated communications	312,209	305,514	6,695	2%
Corporate	-	-	-
Total cost of sales:	$1,382,649	$1,112,791	$269,858	24%

Cost of sales for the three months ended June 30, 2007 were $1,382,649 as compared to the $1,112,791 reported during the 2006 quarter.  Total cost of sales during the 2007 quarter represented 36% and 37% of net sales during 2007 and 2006 quarters, respectively.

Cost of sales for MVI for the three months ended June 30, 2007 represented 39% of MVI's net sales as compared with 31% in the 2006 quarter.  This increase is attributable to increased operations staffing costs.

Cost of sales for TBS for the three months ended June 30, 2007 represented 66% of TBS' net sales as compared with 51% in the 2006 quarter.  The increased costs at TBS were largely attributable to the increase in revenue as well as reallocation of staff resources which increased operations staff costs and correspondingly reduced administrative staff expenses.

Cost of sales for Resolutions for the three months ended June 30, 2007 represented 29% of Resolutions' net sales as compared with 36% in the 2006 quarter.  The decreased costs at Resolutions reflect a change in revenue mix.

Cost of sales for GSI for the three months ended June 30, 2007 represented 20% of GSI's net sales as compared with 31% in the 2006 quarter.  The reduced cost at GSI reflects a change in revenue mix.

Gross Profit

Gross profit for the three months ended June 30, 2007 increased 26% to $2,430,276 as compared to $1,921,301 for the 2006 quarter.  The increase in the 2007 quarter of $508,975 resulted from decreases of $60,804 and $35,942 from MVI and TBS, respectively, which were offset by increases of $8,231 and $597,490 from Resolutions and GSI, respectively.  The increase at GSI resulted primarily from the consolidation of three months of activity in the 2007 quarter compared to two months in the 2006 quarter.  Gross profit margin for the 2007 and 2006 quarters was 64% and 63%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Three Months	Three Months
	Ended	Ended	Variance
	June 30, 2007	June 30, 2006	Amount	Percent

Operating expenses

Electronic document delivery services	$370,158	$230,541	$139,617	61%
Government accounting solutions	367,612	554,228	(186,616)	-34%
Electronic forms	250,698	365,152	(114,454)	-31%
Integrated communications	1,093,309	545,033	548,276	101%
Corporate	712,084	532,124	179,960	34%
Total operating expenses:	$2,793,861	$2,227,078	$566,783	25%

Operating expenses for the three months ended June 30, 2007 increased by 25% to $2,793,861 from the $2,227,078 reported in the 2006 quarter.  Of the total increase of $566,783, $179,960, $548,276 and $139,617 are attributable to increases in operating expenses of Corporate, GSI and MVI, respectively, as offset by decreases of $186,616 and $114,454 from TBS and Resolutions, respectively.  The increase at GSI resulted from additional non-recurring compensation expense as well as the impact of comparing three full months in the 2007 quarter to two months in the 2006 quarter (we acquired GSI effective May 1, 2006).

During the three months ended June, 2007, Corporate incurred $712,084 in operating expenses, an increase of 34% from the $532,124 reported in the 2006 quarter as a result of amortization of intangible assets and increased compensation, legal and accounting expenses, including $227,911 in stock-based compensation expense.  During the 2006 quarter, stock-based compensation expense was $164,391 and there was no amortization expense related to intangible assets.

During the three months ended June 30, 2007, MVI incurred $370,158 in operating expenses, an increase of 61% from the $230,541 reported in the 2006 quarter.  Product and technology development increased $64,028 to $143,092 from the $79,064 reported in the prior year quarter as a result of additional staffing.  Sales and marketing increased by $37,708 to $117,890 from the $80,182 reported in the prior year quarter as a result of staff additions.  General and administrative increased by $35,714 to $93,698 from the $57,984 reported in the prior year quarter due to increased facilities and benefits charges.  Depreciation and amortization expense increased $2,167.

During the three months ended June 30, 2007, TBS incurred $367,612 in operating expenses compared to $554,228 reported in the 2006 quarter, a decrease of 34%.  Product and technology development decreased $75,016 to $54,215 as compared to $129,231 reported in the 2006 quarter due to reduced staffing.  Sales and marketing increased $56,384 to $127,067 from the $70,683 reported in the 2006 quarter due to the reallocation of staff resources and increased marketing expenses.  General and administrative decreased $159,981 to $158,421 from the $318,402 reported in the 2006 quarter due to reduced telephone and maintenance as well as staff restructuring.  Depreciation and amortization expenses decreased $8,003.

During the three months ended June 30, 2007, Resolutions incurred $250,698 in operating expenses, a decrease of 31% as compared to the $365,152 reported in the 2006 quarter.  Product and technology development decreased by $36,908 to $32,129 due to a reduction in staff and consultants, sales and marketing decreased $70,053 to $48,362 due to reallocation of staff resources and reduced travel , and general and administrative decreased $20,557 to $136,288 due to reduced rent, telephone, and internet expenses.  Depreciation and amortization expenses increased $13,064.

During the three months ended June 30, 2007, GSI incurred $1,093,309 of operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $323,050, $245,264, $379,117, and $145,878, respectively, and are consistent with prior periods although not directly comparable to the three months ended June 30, 2006 since GSI was acquired effective May 1, 2006.

Operating Loss

As a result of the foregoing, the Company reported an operating loss for the three months ended June 30, 2007 of $363,585, compared to an operating loss of $305,777 for the three months ended June 30, 2006.

The following is a comparison of the components of consolidated income from operations:

	Three Months	Three Months
	Ended	Ended	Variance
	June 30, 2007	June 30, 2006	Amount	Percent

Operating income (loss):

Electronic document delivery services	$100,200	$300,621	$(200,421)	-67%
Government accounting solutions	(36,253)	(186,927)	150,674	81%
Electronic forms	89,808	(32,877)	122,685	*
Integrated communications	194,744	145,530	49,214	34%
Corporate	(712,084)	(532,124)	(179,960)	34%
Total operating income (loss)	$(363,585)	$(305,777)	$(57,808)	-19%
* calculation is not meaningful

TBS, Resolutions, and GSI each reported significant improvements in operating income (loss).  However, these improvements were offset by reduced operating income at MVI and increased operating loss of Corporate resulting from increased amortization expense and stock option vesting expense as compared to the 2006 quarter.

Interest Expense, net

Interest expense, net for the quarter ended June 30, 2007 increased by $3,409 to $29,768 from the $26,359 reported in the 2006 quarter, which is primarily attributable to interest on outstanding borrowings from our operating lines of credit.

Other Expense

Other expense for the quarter ended June 30, 2007 was $61,760 compared to other expense of $24,557 reported in the 2006 quarter.  In each of the quarters, other expense consisted primarily of charges related to settlement agreements.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2007 was $477,075, or $0.00 per share, compared to a net loss of $356,693, or $0.00 per share, for the three months ended June 30, 2006 on weighted average shares of 149,309,799 and 146,535,158, respectively.

The following is a comparison of the components of consolidated net loss:

	Three Months	Three Months
	Ended	Ended	Variance
	June 30, 2007	June 30, 2006	Amount	Percent

Net income (loss):

Electronic document delivery services	$100,703	$301,064	$(200,361)	-67%
Government accounting solutions	(36,511)	(186,927)	150,416	80%
Electronic forms	89,474	(35,744)	125,218	*
Integrated communications	110,734	143,352	(32,618)	-23%
Corporate	(741,475)	(578,438)	(163,037)	-28%
Total net income (loss)	$(477,075)	$(356,693)	$(120,382)	-34%
* calculation is not meaningful

Six Months Ended June 30, 2007 Compared to Six Months Ended June 30, 2006

Net Revenue from External Customers

Net revenue from external customers for the six months ended June 30, 2007 was $7,633,135, a 50% increase over net revenue for the prior year period of $5,101,931.

For the six months ended June 30, 2007, TBS generated 27% of our net revenue, MVI generated 20% of our net revenue, GSI generated 40% of our net revenue, and Resolutions generated 14% of our net revenue.  During the six months ended June 30, 2006, TBS generated 32% of our net revenue, MVI generated 30% of our net revenue, GSI generated 20% of our net revenue, and Resolutions generated 19% of our net revenue.

The following is a comparison of the components of consolidated net revenue from external customers:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2007	June 30, 2006	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$1,547,010	$1,509,122	$37,888	3%
Government accounting solutions	2,027,838	1,634,699	393,139	24%
Electronic forms	1,039,151	962,033	77,118	8%
Integrated communications	3,019,136	996,077	2,023,059	203%
Corporate	-	-	-
Total net revenue from external customers	$7,633,135	$5,101,931	$2,531,204	50%

The increase of $2,531,204 in the 2007 period resulted from a 203% increase in revenue from GSI, a 24% increase from TBS, a 3% increase from MVI, and an 8% increase from Resolutions.

As anticipated, the most significant factor in the increase in consolidated revenue during the first half of 2007 was the consolidation of a full six months of revenue of GSI compared to two months during 2006 (acquired May 1, 2006).

Revenue increased 24% at TBS due to increases in revenue from printing, maintenance agreements, online services, and software that resulted from pursuing a strategy to expand our sales of printing business into new areas, building upon the property tax form processing which has historically produced the largest share of our overall printing revenue typically in the second half of each calendar year.  These increases were partially offset by decreases in hardware sales and installation which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue increased 8% at Resolutions due to increases in sales of our proprietary products and services and consulting services as offset by decreases in sales of maintenance agreements for certain third party software products that resulted from the expiration of certain of our contracts with third party software companies.

Revenue increased 3% at MVI by due to an increase in revenue from monthly fixed charges and the addition of new clients which offset a decrease in revenue from outbound document delivery services.  MVI intends to continue to concentrate sales efforts toward opportunities with larger clients.  While such sales typically involve longer and more complex sales cycles, we believe they provide a greater protection from pricing erosion due to the additional functionality and integration that are elements more often associated with our larger client relationships.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2007	June 30, 2006	Amount	Percent

Cost of sales:

Electronic document delivery services	$578,826	$462,885	$115,941	25%
Government accounting solutions	1,231,495	729,761	501,734	69%
Electronic forms	357,555	318,743	38,812	12%
Integrated communications	628,750	305,514	323,236	106%
Corporate	-	-	-
Total cost of sales:	$2,796,626	$1,816,903	$979,723	54%

Cost of sales for the six months ended June 30, 2007 were $2,796,626 as compared to the $1,816,903 reported during the 2006 period.  Total cost of sales during the 2007 period represented 37% of net sales as compared to 36% during the 2006 period.

Cost of sales for MVI for the six months ended June 30, 2007 represented 37% of MVI's net sales as compared with 31% in the 2006 period.  This increase is attributable to increased operations staffing costs.

Cost of sales for TBS for the six months ended June 30, 2007 represented 61% of TBS' net sales as compared with 45% in the 2006 quarter.  The increased costs at TBS were largely attributable to the increase in revenue as well as reallocation of staff resources which increased operations staff costs and correspondingly reduced administrative staff expenses.

Cost of sales for Resolutions for the six months ended June 30, 2007 represented 34% of Resolutions' net sales as compared with 33% in the 2006 period.  The increased costs at Resolutions reflect a change in revenue mix where sales of lower margin products and services were more prominent during the 2007 period due to the reduction in revenue from maintenance agreements, which generally provide greater margins.

Cost of sales for GSI for the six months ended June 30, 2007 represented 21% of net sales as compared with 31% in the 2006 period as a result of reductions in operations staff costs, facility rental, carrier fees, and telephony usage fees.

Gross Profit

Gross profit for the six months ended June 30, 2007 increased 47% to $4,836,509 as compared to $3,285,028 for the 2006 period.  The increase in the 2007 period of $1,551,481 resulted from decreases of $78,053 and $108,595 from MVI and TBS, respectively, which were offset by increases of $38,306 and $1,699,823 from Resolutions and GSI, respectively.  Gross profit margin for the 2007 period on a consolidated basis was 63% as compared to 64% for the 2006 period.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2007	June 30, 2006	Amount	Percent

Operating expenses

Electronic document delivery services	$735,220	$563,239	$171,981	31%
Government accounting solutions	688,798	1,074,644	(385,846)	-36%
Electronic forms	494,586	697,969	(203,383)	-29%
Integrated communications	2,137,180	545,033	1,592,147	292%
Corporate	1,622,044	956,593	665,451	70%
Total operating expenses:	$5,677,828	$3,837,478	$1,840,350	48%

Operating expenses for the six months ended June 30, 2007 increased by 48% to $5,667,828 from the $3,837,478 reported in the 2006 period.  Of the total increase of $1,840,350, $171,981, $1,592,147 and $665,451 are attributable to increases in operating expenses of MVI, GSI, and Corporate, respectively, as offset by decreases of $385,846 and $203,383 from TBS, and Resolutions, respectively.

During the six months ended June 30, 2007, Corporate incurred $1,622,044 in operating expenses, an increase of 70% from the $956,593 reported in the 2006 period as a result of amortization of intangible assets and increased compensation, legal and accounting expenses, including $454,486 in stock-based compensation expense.  During the 2006 period, stock-based compensation expense was $244,591 and there was no amortization expense related to intangible assets.  Accounting expenses increased in the 2007 period as a result of prevailing market conditions and the acquisition of GSI.

During the six months ended June 30, 2007, MVI incurred $735,220 in operating expenses, an increase of 31% compared to the $563,239 reported in the 2006 period.  Product and technology development increased $128,285 to $302,737 from the $174,452 reported in the prior year period as a result of additional staffing.  Sales and marketing increased by $23,726 to $227,693 from the $203,967 reported in the prior year period as a result of the redirection of sales staff.  General and administrative increased by $13,298 to $176,309 from the $163,011 reported in the prior year period due to an increase in facilities and benefits expense.  Depreciation and amortization expense increased $6,672.

During the six months ended June 30, 2007, TBS incurred $688,798 in operating expenses compared to $1,074,644 reported in the 2006 period, a decrease of 36%.  Product and technology development decreased $123,872 to $131,554 as compared to $255,426 reported in the 2006 quarter due to reduced staffing costs.  Sales and marketing increased $8,872 to $188,358 from the $179,486 reported in the 2006 period due to a change in the incentive compensation structure.  General and administrative decreased $253,569 to $312,906 from the $566,475 reported in the 2006 period due to reduced telephone and maintenance as well as staff restructuring.  Depreciation and amortization expenses decreased $17,277.

During the six months ended June 30, 2007, Resolutions incurred $494,586 in operating expenses, a decrease of 29% as compared to the $697,969 reported in the 2006 period.  Product and technology development decreased by $45,018 to $64,556 due to a reduction in staff and consultants, sales and marketing decreased $115,437 to $94,154 due to reallocation of staff resources and reduced travel , and general and administrative decreased $52,994 to $268,037 due to reduced bad debt expense and rent expense.  Depreciation and amortization expenses increased $10,066.

During the six months ended June 30, 2007, GSI incurred $2,137,180 of operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $640,666, $485,079, $716,990, and $294,445, respectively, and are consistent with prior periods although not directly comparable to the six months ended June 30, 2006 since GSI was acquired effective May 1, 2006.

Operating Loss

As a result of the foregoing, the Company reported an operating loss for the six months ended June 30, 2007 of $841,319, compared to an operating loss of $552,450 for the six months ended June 30, 2006.

The following is a comparison of the components of consolidated income from operations:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2007	June 30, 2006	Amount	Percent

Operating income (loss):

Electronic document delivery services	$232,964	$482,998	$(250,034)	-52%
Government accounting solutions	107,545	(169,706)	277,251	*
Electronic forms	187,010	(54,679)	241,689	*
Integrated communications	253,206	145,530	107,676	74%
Corporate	(1,622,044)	(956,593)	(665,451)	70%
Total operating income (loss)	$(841,319)	$(552,450)	$(288,869)	-52%

* calculation is not meaningful

In addition to increases in compensation, legal, and accounting expenses, two other factors that contributed to the significant change in operating loss were an increase in depreciation and amortization of $260,016 over the 2006 period (due to an increase in intangible assets and related amortization expense and the acquisition of GSI) and the impact of stock option expenses, which increased by $209,895 over the 2006 period.

Interest Expense

Interest expense for the six months ended June 30, 2007 increased by $8,440 to $58,107 from the $49,667 reported in the 2006 period, which is primarily attributable to interest on outstanding borrowings from our operating lines of credit.

Other Expense

Other expense for the six months ended June 30, 2007 was $54,339 compared to other expense of $23,965 reported in the 2006 period.  In each of the quarters, other expense consisted primarily of charges related to settlement agreements.

Net Loss

As a result of the foregoing, net loss for the six months ended June 30, 2007 was $979,837, or $0.01 per share, compared to a net loss of $630,082, or $0.01 per share, for the six months ended June 30, 2006 on weighted average shares of 148,444,518 and 115,707,360, respectively.

The following is a comparison of the components of consolidated net loss:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2007	June 30, 2006	Amount	Percent

Net income (loss):

Electronic document delivery services	$233,467	$482,417	$(248.950)	-52%
Government accounting solutions	113,587	(169,706)	283,293	*
Electronic forms	186,172	(57,893)	244,065	*
Integrated communications	169,685	143,352	26,333	18%
Corporate	(1,682,748)	(1,028,252)	(654,496)	64%
Total net loss	$(979,837)	$(630,082)	$(349,755)	-56%

* calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2007, our net cash position decreased by $91,920 to $476,899.  Our financing activities provided net cash of $105,180; however, our operating and investing activities used net cash of $84,692 and $112,408, respectively.

Net cash used in operating activities for the six months ended June 30, 2007 was $84,692, a decrease of $264,333 from the $179,641 provided by operating activities during the 2006 period.

Our investing activities during 2007 have consisted of the purchase of computer equipment. Net cash used in investing activities during the 2007 period increased $178,308 to $112,408 from the $65,900 provided by investing activities during the 2006 period, during which we acquired net cash in the acquisition of GSI.

Net cash provided by financing activities for the six months ended June 30, 2007 was $105,180, and included $347,206 of proceeds, net of repayments, from a line of credit.  These sources of cash were partially offset by $230,000 of payments on notes and convertible notes related to the TBS and Resolutions acquisitions and payments on capital lease obligations of $12,026.  Net cash used in financing activities for the 2006 period was $368,281 and included proceeds from notes payable to related parties of $10,000, as offset by $378,281 of payments on notes related to the TBS, Resolutions, and GSI acquisitions.

Effective May 1, 2006, we acquired GSI.  Had the acquisition been in effect throughout all of 2006, the unaudited net revenue of VillageEDOCS and GoSolutions would have been $7,268,998 for the six months ended June 30, 2006.  Accordingly, we expect the acquisition of GoSolutions to continue to have a significant effect on our results for 2007 since we will be consolidating their results for all of 2007 as compared to eight months in 2006.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Due to a deficit in net tangible assets, we have historically been unable to obtain operating lines of credit from traditional banking institutions.  During 2006, TBS renewed a $100,000 operating line of credit which it has not utilized as of the date of this report.  During July 2007, VillageEDOCS renewed a $500,000 operating line of credit guaranteed by a shareholder on which it owed approximately $450,000 as of the date of this report.  On June 28, 2006, GSI renewed a $1,000,000 operating line of credit guaranteed by four shareholders on which it owed the sum of $840,000 as of the date of this report.  The $840,000 was used during 2006 in connection with our acquisition of GSI.

We intend to renew our operating lines of credit during 2007 and, where possible, to effect such renewals without shareholder guarantees.  As of the date of this report, we have successfully renewed our $500,000 line of credit.  We have not, however, renewed GSI's $1,000,000 line of credit (which is secured by the assets of GSI).  Should we be unable to renew our lines of credit (including the accompanying shareholder guarantees should such be required by the lenders) as they reach maturity, we will require significant and immediate additional funding to repay our borrowings pursuant to these lines of credit.  The aggregate outstanding principal balance on our lines of credit was approximately $1,290,000 as of the date of this report.  Our inability to either renew our operating lines of credit or to repay outstanding borrowings when due would have a material adverse effect on us.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of TBS, Resolutions, and GSI.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.  Accordingly, we will experience negative operating and investing cash flows during certain months until MVI, TBS, Resolutions, and GSI consistently generate net cash flows sufficient to offset the anticipated expenses of operating the holding company.  While we believe that our available cash resources combined with our current revenue streams may be sufficient to meet our anticipated working capital requirements for the next twelve months, we will require additional financing during the remainder of 2007 to fund capital expenditure requirements in the ordinary course of business and to make required principal payments pursuant to our operating lines of credit.  Should our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses.  While GSI, MVI, TBS, and Resolutions have reported net income for the first six months of 2007, this income has been insufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from our four reporting segments, or reducing expenses of the holding company, we may never achieve profitability for the Company as a whole.

Between November 2000 and at least December 2004, our operating shortfalls were funded by one shareholder, an affiliate, to whom we owe $65,000 in principal and approximately $104,000 in interest as of June 30, 2007. This shareholder has no obligation to continue to fund any future operating shortfalls.  We may be required to alter the terms of the convertible promissory note held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

The Report of Independent Registered Public Accounting Firm on our December 31, 2006 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficit raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-QSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "expect", "plan", "seek", "estimate", "project", "could",  and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other "forward-looking" information. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "Certain Factors That May Affect Future Results" in Item 6 of the Company's Annual Report on Form 10-KSB filed with the Commission on April 2, 2007. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements.  Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-QSB.  Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-KSB, 10-QSB, 8-K, and other SEC filings.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

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

The statements in MD&A under the caption Critical Accounting Policies regarding calculation of allowances, reserves, and other estimates that are based on historical experience, the judgment of management, and various other assumptions that are believed to be reasonable under the circumstances, the results of which for the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from any other sources, our beliefs about critical accounting policies, and the significant judgments and estimates used in the preparation of our condensed consolidated financial statements, which statements are subject to certain risks, including, among other things, the inaccuracy of our beliefs regarding critical accounting policies and that actual customer reserves or other estimates may be different from our estimates, requiring revisions to our estimated allowance for doubtful accounts, additional inventory write-downs, impairment charges, restructuring charges, litigation, warranty, and other reserves.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In February 2007, the Financial Accounting Standards Board ("FASB") issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115 ("SFAS No. 159"). SFAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS No. 159 also establishes presentation and disclosure requirements designed to facilitate comparison between entities that choose different measurement attributes for similar types of assets and liabilities. The Company will adopt SFAS No. 159 in the first quarter of 2008, is still evaluating the effect, if any, on its consolidated financial position and consolidated results of operations and has not yet determined its impact.

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes--an interpretation of FASB Statement No. 109 ("FIN 48"), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined. FIN 48 seeks to reduce the diversity in practice associated with certain aspects of the recognition and measurement related to accounting for income taxes. The Company is subject to the provisions of FIN 48 as of January 1, 2007.  The Company believes that its income tax filing positions and deductions will be sustained on audit and does not anticipate any adjustments that will result in a material change to its financial position.  Therefore, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48. The cumulative effect, if any, of applying FIN 48 is to be reported as an adjustment to the opening balance of retained earnings in the year of adoption.  The Company did not record a cumulative effect adjustment related to the adoption of FIN 48.  Tax years since 1992 remain subject to examination by the major tax jurisdictions in which the Company is subject to tax.  The Company's policy for recording interest and penalties associated with income-based tax audits is to record such items as a component of income taxes.

ITEM 3 - CONTROLS AND PROCEDURES

(a) As of June 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures during the six months ended June 30, 2007 were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company's management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b) Changes in internal control over financial reporting: There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

In March 2007, GSI was served by the Trustee for Vartec Telecom, Inc. ("Trustee") in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court"), Case No. 04-81694-hdh-7.  The complaint sought recovery of approximately $400,000 for alleged preferential transfers made in 2004.  On July 19, 2007, the Bankruptcy Court issued an order approving a compromise and settlement between the Trustee and GSI pursuant to which the claims of the Trustee and the counterclaims of GSI were settled in consideration for GSI's payment of $65,000 over a four month period that began on July 1, 2007.  Accordingly, we recorded other expense of $65,000 in our condensed consolidated statement of operations for the three and six months ended June 30, 2007 and classified the total amount due as a current liability in our condensed consolidated balance sheet as of June 30, 2007.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On February 22, 2007, the Company issued an aggregate of 500,000 shares of its restricted common stock to a consultant in connection with a placement agency agreement.  The 500,000 shares were valued at $0.085 per share (estimated fair value on the measurement date).

On May 7, 2007 and pursuant to the TBS acquisition agreement, the Company issued 1,100,000 shares of common stock to each of Messrs. Garner and Campbell.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and recorded as additional purchase price.  No additional shares of common stock are due to Messrs. Garner and Campbell pursuant to the TBS acquisition agreement.

On May 7, 2007 and in connection with the acquisition of TBS, the Company issued 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and recorded as additional purchase price.

On May 7, 2007 and in connection with the acquisition of TBS, the Company issued 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and were recorded as compensation expense.

On May 7, 2007, the Company issued 26,786 shares of its restricted common stock to a non-affiliate independent contractor for project management services rendered.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and were recorded as consulting expense.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

During the quarter ended June 30, 2007, our shareholders approved the following actions.  These approvals were by consent action of the shareholders.

1.           The election of J. Thomas Zender, K. Mason Conner, Jerry T. Kendall, H. Jay Hill, and Richard Salas as directors to serve until the 2008 annual meeting of stockholders and until their successors are elected and qualified; and

2.           The reincorporation of the Company from California to Delaware by means of a merger with and into a wholly owned Delaware subsidiary;

3.           In connection with the reincorporation in Delaware, to increase the number of shares of common stock we are authorized to issued from four hundred million (400,000,000) to five hundred million (500,000,000); and

4.           To increase the number of options that we are authorized to grant pursuant to our 2002 Equity Incentive Plan from sixty million (60,000,000) to ninety million (90,000,000).

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

10.27

Office Lease Agreement effective June 1, 2007 by and between the Company and Tustin Avenue Investors, LLC.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2007.

10.28	Placement Agency Agreement effective October 13, 2006 by and between the Company and Stonegate Securities, Inc.*
10.29	Engagement Agreement effective July 10, 2007 by and between the Company and GemStone Securities, LLC.*
10.30	Settlement Agreement dated June 6, 2007 by and among Jeffrey H. Mims, VarTec Telecom, Inc, Excel Telecommunications, Inc., VarTec Solutions, Inc., and GoSolutions, Inc. *
14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.

21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 14, 2007 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 14, 2007 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 14, 2007 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 14, 2007 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: August 14, 2007	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: August 14, 2007	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)