Form 10QSB
period 2007-09-30
VILLAGEEDOCS INC
filed 2007-11-14
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

VillageEDOCS, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	33-0668917
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

1401 N. Tustin Ave, Ste. 230, Santa Ana, California 92705	(714) 734-1030
(Address of principal executive offices)	(Issuer's telephone number, including area code)

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

YES	NO

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 152,770,913 shares of the Registrant's common stock outstanding as of October 31, 2007

Transitional Small Business Format (check one)	YES	NO	X

VillageEDOCS

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Balance Sheet
(Unaudited)
September 30,
2007
ASSETS
Current assets:
Cash	$ 823,160
Accounts receivable, net of allowance for doubtful
accounts of approximately $43,000	1,323,402
Inventories	169,314
Prepaid expenses and other current assets	200,661
Total current assets	2,516,537

Property and equipment, net	423,974
Other assets	48,610
Goodwill	8,784,883
Other intangibles, net	3,636,252
$ 15,410,256

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 553,198
Accrued expenses	2,325,696
Deferred revenue	982,386
Capital lease obligation, current	18,356
Lines of credit	1,331,146
Convertible note and accrued interest payable to
related party, net of unamortized debt discount of $1,226	169,018
Total current liabilities	5,379,800

Capital lease obligation, net of current portion	27,102
Long term liability	45,000
Total liabilities	5,451,902

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized -- 48,000,000 shares
Issued and outstanding -- 33,500,000 shares	33,500
(liquidation preference of $1,675,000)
Common stock, par value $0.0001 per share:
Authorized -- 500,000,000 shares
Issued and outstanding -- 152,770,913 shares	15,277
Additional paid-in capital	32,701,906
Accumulated deficit	(22,792,329)
Total stockholders' equity	9,958,354
$ 15,410,256
See accompanying notes to condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net sales	$ 4,037,055	$ 3,885,644	$ 11,670,190	$ 8,987,575
Cost of sales	1,627,297	1,275,463	4,423,923	3,092,366
Gross profit	2,409,758	2,610,181	7,246,267	5,895,209
Operating expenses:
Product and technology
development	451,839	373,388	1,435,765	1,172,086
Sales and marketing	516,952	403,134	1,682,499	1,136,231
General and administrative	1,293,346	1,537,196	4,349,096	3,630,290
Depreciation and amortization	243,060	303,617	715,665	516,206
Total operating expenses	2,505,197	2,617,335	8,183,025	6,454,813
Loss from operations	(95,439)	(7,154)	(936,758)	(559,604)

Interest expense, net of interest income	(32,929)	(35,547)	(91,036)	(85,214)
Other income (expense)	73,937	1,772	19,598	(22,193)
Loss before provision (benefit) for
income taxes	(54,431)	(40,929)	(1,008,196)	(667,011)

Provision (benefit) for income taxes	(11,162)	(5,493)	14,910	(1,493)
Net loss	$ (43,269)	$ (35,436)	$ (1,023,106)	$ (665,518)

Basic and diluted loss available to
common stockholders per common
share	$ --	$ --	$ (0.01)	$ (0.01)

Weighted average shares outstanding -
basic and diluted	151,187,580	146,868,127	149,380,374	127,182,192

See accompanying notes to condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash Flows from Operating Activities:
Net loss	$ (1,023,106)	$ (665,518)
Adjustments to reconcile net loss to net cash
(used in) provided by operating activities:
Depreciation and amortization	715,665	516,206
Provision for (recovery of) doubtful accounts receivable	(27,000)	53,927
Estimated fair value of stock options issued to
employees for services rendered	655,409	360,668
Estimated fair value of stock options issued to consultants	8,332	-
Common stock issued to employees and non-employees
for services rendered	76,211	29,761
Amortization of debt discount	11,007	11,007
Changes in operating assets and liabilities:
Accounts receivable	(333,425)	66,243
Inventories	21,134	(8,759)
Prepaid expenses and other current assets	(78,375)	(58,640)
Other assets	(11,068)	5,372
Accounts payable	(104,201)	(71,138)
Accrued expenses and interest	135,471	(44,023)
Deferred revenue	(94,522)	(27,051)
Net cash (used in) provided by operating activities	(48,468)	168,055
Cash Flows from Investing Activities:
Purchases of property and equipment	(132,470)	(59,004)
Cash acquired in acquisition of GSI, net of cash paid	-	234,535
Costs incurred for purchase of GSI	-	(130,054)
Additions to capitalized software development	-	(12,788)
Net cash (used in) provided by investing activities	(132,470)	32,689
Cash Flows from Financing Activities:
Proceeds from lines of credit, net	491,146	-
Proceeds from warrant exercise	200,000	-
Proceeds from notes payable	-	10,000
Payments on capital lease obligation	(25,867)
Principal payments on notes payable	-	(216,562)
Principal payments on notes payable to related parties	(30,000)	(100,000)
Principal payments on convertible notes to related parties	(200,000)	(200,000)
Net cash provided by (used in) financing activities	435,279	(506,562)
Net change in cash	254,341	(305,818)

Cash, beginning of period	568,819	762,051
Cash, end of period	$ 823,160	$ 456,233
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 73,810	$ 69,534
Income taxes	$ 26,072	$ 4,000
continued.

Supplemental Schedule of Noncash Investing
and Financing Activities:	2007	2006

Issuance of common stock as acquisition cost	$ 92,400	$ 254,100
Issuance of common stock on conversion of preferred stock	$ -	$ 2,500
Estimated fair value of common stock issued in connection
with acquisition	$ -	$ 4,266,388
Accrual for patent license	$ -	$ 250,000
Acquisition of property and equipment through capital lease obligation	$ 63,175	$ -

See accompanying notes to condensed consolidated financial statements.

VillageEDOCS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2007 and 2006

1.          Management's Representation

The accompanying unaudited condensed consolidated financial statements have been prepared by VillageEDOCS, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information. These principles are consistent in all material respects with those applied in the Company's consolidated financial statements contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2006, and pursuant to the instructions to Form 10-QSB and Item 310(b) of Regulation S-B promulgated by the United States Securities and Exchange Commission ("SEC"). Interim financial statements do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments (all of which are of a normal recurring nature, including the elimination of intercompany accounts) necessary to present fairly the financial position, results of operations and cash flows of the Company for the periods indicated. Interim results of operations are not necessarily indicative of the results to be expected for the full year or any other interim periods. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes thereto contained in the Company's annual report on Form 10-KSB for the year ended December 31, 2006.

2.          Background, Organization and Basis of Presentation

VillageEDOCS, Inc. was incorporated in 1995 in Delaware, reincorporated in California in 1997, and reincorporated in Delaware in September 2007. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company.  In connection with the reorganization, the Company formed MessageVision, Inc. ("MVI") on October 25, 2004.  Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions ("PFI" or "Resolutions").  Resolutions provides products for document management, document archiving, document imaging, imaging software, document scanning, e-mail archiving, document imaging software, and electronic forms.  Effective May 1, 2006, the Company acquired GoSolutions, Inc. ("GSI").  GSI provides enhanced voice and data communications services including speech-driven messaging, unified communications, and audio conferencing applications. The unaudited condensed consolidated financial statements include the accounts of the Company and those of MVI, TBS, Resolutions, and GSI, its wholly-owned subsidiaries, since October 25, 2004, February 17, 2004, April 1, 2005, and May 1, 2006, respectively.   All significant inter-company transactions and balances have been eliminated in consolidation.

3.          Going Concern

The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception, and has a working capital deficit ($2,863,263 as of September 30, 2007).  The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns GSI, Resolutions, TBS and MVI.

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

The Company believes it will have adequate cash to sustain operations until it achieves sustained profitability.  However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings.  Although cash flows from operations improved during 2006 to a level sufficient to support operating expenses, the Company's operations used net cash during the first nine months of 2007.  Should such cash flows continue to decrease for any reason, management plans to obtain debt and equity financing from new and existing stockholders.    There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

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

4.           Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's five reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2007, the Company operated in the following five reportable segments (see Note 9):

(a)  Electronic document delivery services,

(b)  Government accounting solutions,

(c)  Electronic forms,

(d)  Integrated communications, and

(e)  Corporate.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At September 30, 2007, the Company has recorded an allowance for doubtful accounts of approximately $43,000.

For the three months ended September 30, 2007 and 2006, independent representatives of one enterprise accounted for approximately 27% and 28% of total revenues, respectively.  For the nine months ended September 30, 2007 and 2006, independent representatives of this enterprise accounted for approximately 28% of total revenues in each of the respective periods.

No single customer accounted for more than 10% of accounts receivable at September 30, 2007.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, inventories, recoverability of long-lived assets, valuation of stock options, warrants and deferred tax assets.   Actual results could differ from those estimates.

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

Revenue from subscription agreements consists of fixed monthly fees and usage charges, generally based on per minute rates.  Subscription agreement revenue related to MVI and GSI usage service charges are billed monthly in arrears and the associated revenues are recognized in the month of service. Recurring charges for the GoSolo(TM) platform are billed in advance on a monthly basis and recorded as deferred revenues. The Company recognizes subscription agreement revenue ratably over the service period, which management believes approximates the actual provision of services. Professional service fee revenue consists of consulting fees charged to enterprise clients for GoSolo(TM) platform enhancements. The Company recognizes professional service fee revenue on a time and materials basis over the service period, which management believes approximates the actual provision of services.  Wholesale enhanced voicemail services consists of fees charged to telecommunications providers for use of the GoSolo(TM) platform to provide their customers with hosted electronic voicemail, billed monthly in arrears and the associated revenues are recognized in the month of service.

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

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, approximately 1,200,000 and 10,396,000 of potentially dilutive shares as of September 30, 2007 and 2006, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Software Development Costs

The Company capitalizes software development costs pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized costs consist of direct costs and allocated overhead associated with the development of the software products.  Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years.  The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.  At September 30, 2007, management determined that no impairment existed.

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

During the nine months ended September 30, 2007, the carrying amount of the Company's goodwill increased by $92,400 due to additional goodwill acquired in connection with the acquisition of TBS (see Note 5).

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5).  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At September 30, 2007, management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

Stock-Based Compensation

At September 30, 2007, the Company had two stock-based compensation plans.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.  In March 2005, the SEC issued SAB 107 relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's condensed consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rate for the nine months ended September 30, 2007 and 2006, of approximately 12%, and 21%, respectively, was based on historical forfeiture experience and estimated future employee forfeitures.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the nine months ended September 30, 2007 and 2006.

Description of Plans

The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of September 30, 2007, the Company is authorized to issue up to 95,000,000 shares under these plans and has approximately 56,000,000 shares available for future issuances.

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

	Nine Months Ended
	September 30,
	2007	2006
Stock options:
Expected term (in years)	5.0	5.0
Expected volatility	360% - 382%	312%
Risk-free interest rate	4.86%	3.55%
Expected dividends	-	-

A summary of option activity as of September 30, 2007 and changes during the nine months then ended, is presented below:

	September 30, 2007
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2007	38,971,557	$0.19
Options granted	5,422,392	$0.18
Options forfeited	(5,782,050)	$0.19
Options exercised	-	$ -
Options outstanding at September 30, 2007	38,611,899	$0.21	5.7	$ -
Options vested or expected to vest at September 30, 2007	36,314,892	$0.22	5.6	$ -
Options exercisable at September 30, 2007	20,087,651	$0.27	4.5	$ -

The weighted average grant date fair value of options granted during the nine months ended September 30, 2007 was $0.09 per option.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of September 30, 2007, there was approximately $969,000 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.6 weighted average years. The total fair value of vested options issued to employees and directors during the nine months ended September 30, 2007 and 2006 was $655,409 and $360,668, respectively, net of an estimated forfeiture rate of 12% and 21%, respectively, which was recorded as general and administrative expense in the accompanying condensed consolidated statements of operations.  In addition, the total fair value of vested options issued to non-employee consultants for services rendered during the nine months ended September 30, 2007 and 2006 was $8,332 and $0, respectively, which was recorded as general and administrative expense in the accompanying condensed consolidated statements of operations.

Beneficial Conversion Feature

The convertible note provides for a rate of conversion that is below market value (see Note 6). Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5 Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and EITF Issue No. 00-27, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair value of the BCF has been recorded as a discount from the face amount of the debt instrument. The Company is amortizing the discount using the effective interest method through maturity of such instrument.

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

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of September 30,2007, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the three and nine months ended September 30, 2007 and 2006 were insignificant.

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

Other Intangible Assets

On May 12, 2006, the Company entered into a Patent License Agreement (the "License Agreement") with Catch Curve, Inc. ("Catch Curve").  Pursuant to the License Agreement, Catch Curve granted the Company a worldwide, non-exclusive, non-divisible, fully paid-up license to use certain patented technology in connection with any facsimile products or services made or sold by the Company or its subsidiaries.  The Company is obligated to make aggregate license payments of $600,000 over a period of up to thirty-two months beginning on May 12, 2006, at which time no further payments are required under the License Agreement.   License payments of $180,000 are due in each of the years ended December 31, 2007 and 2008. The License Agreement stipulates that $350,000 of the total license fee is attributable to sales of products and services prior to the date of the License Agreement.  The remainder of $250,000 is attributable to sales of products and services subsequent to the date of the License Agreement. Accordingly, on May 12, 2006, the Company recorded an intangible asset in the amount of $250,000.  The intangible asset is being amortized over 58 months, the current remaining life of the patents covered by the License Agreement.  During the nine months ended September 30, 2007, the Company made license payments of $135,000 under the License Agreement.  At September 30, 2007, the unpaid balance due was $225,000.  In accordance with the terms of the License Agreement, the Company has classified $180,000 of the total amount due as a current liability and has classified the remainder of $45,000 as a long-term liability on the accompanying condensed consolidated balance sheet.

Other intangibles consist of the following as of September 30, 2007:

	Estimated Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(69,827)	$180,173

TBS:
Customer list	Ten	$500,000	$(181,250)	$318,750
Trade name	Five	50,000	(36,250)	13,750
		550,000	(217,500)	332,500
Resolutions:
Customer relationships	Ten	570,000	(144,675)	425,325
Software development	Five	104,170	(37,441)	66,729
Trade name	Five	50,000	(25,000)	25,000
Covenant not to compete	Three	26,100	(19,575)	6,525
		750,270	(226,691)	523,579
GSI:
Customer relationships	Ten	2,200,000	(311,667)	1,888,333
Technology	Five	490,000	(138,833)	351,167
Trade names and marks	Ten	420,000	(59,500)	360,500
		3,110,000	(510,000)	2,600,000

Total other intangible assets		$4,660,270	$(1,024,018)	$3,636,252

Amortization of other intangible assets was $424,901 and $289,602 during the nine months ended September 30, 2007 and 2006, respectively.  During the nine months ended September 30, 2007, the Company did not acquire or dispose of any intangible assets.

The estimated amortization expense for the five years ending December 31, 2011 is as follows:

Years Ending December 31,

2007	$566,000
2008	562,000
2009	549,000
2010	539,000
2011	419,000
$2,635,000

6.           Debt

               Bank Lines of Credit

In connection with the acquisition of GSI, the Company has a $1,000,000 revolving line of credit (the "Line") with a financial institution and used proceeds to fund a required payment of $840,000 pursuant to the Settlement Agreements with dissenting shareholders of GSI.  The Line matures on December 12, 2007.  Interest on outstanding borrowings is payable monthly at a rate equal to the prime rate (7.75% per annum as of September 30, 2007 and subject to adjustment).  The line is collateralized by the assets of GSI and guaranteed by four shareholders of the Company who were formerly shareholders of GSI.   As of September 30, 2007, no principal payments have been made against outstanding borrowings of $840,000 and the Company was in compliance with all loan covenants except for a pay down covenant.  Pursuant to the pay down covenant, the Company was required to reduce the principal balance of the Line to zero for at least one 30 consecutive day period in the twelve month period that ended on September 12, 2007.   The financial institution has not notified the Company that it is in default.  The Company and the financial institution are in the process of converting the Line to a non-revolving loan and extending the due date of the underlying commercial note to September 30, 2008.

Effective September 30, 2006, VillageEDOCS obtained a $500,000 revolving line of credit ("RLOC") with a financial institution.  The RLOC is guaranteed by a shareholder of the Company.  Interest on outstanding borrowings is payable monthly at an annual rate of interest equal to LIBOR (4.63% at October 31, 2007) plus 2%.  As of September 30, 2007, there were outstanding borrowings of $491,146 on the RLOC and the Company was in compliance with all loan covenants.

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit ("TBS RLOC)" with a financial institution.  The TBS RLOC is guaranteed by the assets of TBS.   Interest on outstanding borrowings is payable monthly at a variable annual rate equal to the financial institution's prime rate in effect.  As of September 30, 2007, there were no outstanding borrowings under TBS RLOC and the Company was in compliance with all loan covenants.

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

At September 30, 2007, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $63,771 in principal, net of $1,226 of unamortized debt discount, and $105,247 in unpaid interest.

James L. Campbell and Stephen A. Garner

In connection with the acquisition of TBS, the Company issued a $300,000 convertible promissory note to Stephen A. Garner and a $300,000 convertible promissory note to James L. Campbell (the "TBS Notes").  Messrs. Campbell and Garner are employees of TBS.  Each of the TBS Notes bore interest at 5 percent per annum and was due and payable in three equal annual installments of $100,000, with the first installment paid in February 2005, the second installment paid in March 2006 and the third and final installment paid in February 2007.

7.           Stockholders' Equity

a.        Common Stock

On February 22, 2007, the Company issued an aggregate of 500,000 shares of its restricted common stock to a consultant in connection with a placement agency agreement.  The 500,000 shares were valued at $0.085 per share (fair value on the measurement date) and the Company recorded $42,500 of consulting expense in the accompanying condensed consolidated statements of operations during the nine months ended September 30, 2007 in accordance with the nature of the services provided.

On May 7, 2007, and pursuant to the TBS acquisition agreement, the Company issued 1,100,000 shares of common stock to each of Messrs. Garner and Campbell.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and recorded as additional purchase price.  No additional shares of common stock are due to Messrs. Garner and Campbell pursuant to the TBS acquisition agreement.

On May 7, 2007, and in connection with the acquisition of TBS, the Company issued 110,000 shares of its restricted common stock to a non-affiliate pursuant to a finder's fee agreement.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and recorded as additional purchase price.

On May 7, 2007, and in connection with the acquisition of TBS, the Company issued 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and were recorded as compensation expense.

On May 7, 2007, the Company issued 26,786 shares of its restricted common stock to a non-affiliate independent contractor for project management services rendered.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date) and were recorded as consulting expense in June 2007.

As of May 24, 2007, a majority of the Company's stockholders approved a proposal to increase the authorized shares of the Company to 500,000,000 from 400,000,000.

On August 28, 2007, and in connection with an engagement agreement, the Company issued an aggregate of 500,000 shares of its restricted common stock to Gemstone Securities LLC for services provided.  The shares were valued at $0.06 per share (the estimated fair value on the measurement date).

On August 28, 2007, the Company issued 2,000,000 shares of its restricted common stock to C. Alan and Joan P. Williams at $0.10 per share in consideration for $200,000 in cash proceeds to the Company from the exercise of common stock purchase warrants.

Effective September 7, 2007, the Company reincorporated in Delaware under the name VillageEDOCS, Inc.  Pursuant to its Articles of Incorporation filed with the State of Delaware, the Company is authorized to issue two classes of shares of stock.  The first class is designated as preferred stock.  The total number of shares of Series A Preferred stock that the Company is authorized to issue is forty eight million (48,000,000) of  $0.001 par value per share.  The second class is designated as common stock.  The total number of shares of common stock that the Company is authorized to issue is five hundred million (500,000,000) of $0.0001 par value.

b.       Stock Options

During the nine months ended September 30, 2007, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  4,242,392 shares at $0.19 per share and 1,180,000 shares at $0.15.  All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through August 2012.  During the nine months ended September 30, 2007, options to purchase 5,782,050 were forfeited due to their expiration.

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

Legal Proceedings and Claim

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

The Company has engaged in limited discussions with GoSolutions Equity, LLC as it relates to the indemnification claims notice and their response to such claims notice.  However, the Company is unable to advise whether it will be successful in the indemnification claims against GoSolutions Equity, LLC.  Pursuant to the agreement with GSI, if the Company is successful, GoSolutions Equity, LLC would only be required to return up to approximately 4.4 million of our shares issued to that entity to satisfy such indemnification claims.  GoSolutions Equity, LLC is not required to contribute cash to satisfy any indemnification claims.

In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

In March 2007, GSI was served by the Trustee for Vartec Telecom, Inc. ("Trustee") in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court"), Case No. 04-81694-hdh-7.  The complaint sought recovery of approximately $400,000 for alleged preferential transfers made in 2004.  On July 19, 2007, the Bankruptcy Court issued an order approving a compromise and settlement between the Trustee and GSI pursuant to which the claims of the Trustee and the counterclaims of GSI were settled in consideration for GSI's payment of $55,000, $40,000 of which was payable within two (2) business days of the Bankruptcy Court's approval order and the remainder of which was due in three equal monthly payments of $5,000 beginning on or before August 1, 2007.  As of September 30, 2007, GSI had paid the Trustee the entire settlement amount of $55,000.

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with accounting principles generally accepted in the United States of America:

	Quarter ended /	Quarter	Nine Months	Nine Months	(1)
	As of	ended	ended / As of	ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006

Net revenue from external customers:

Electronic document delivery	$ 789,319	$ 690,803	$ 2,336,329	$ 2,199,925
Government accounting solutions	1,289,135	1,229,915	3,316,973	2,864,614
Electronic forms	454,501	660,357	1,493,652	1,622,390
Integrated communications	1,504,100	1,304,569	4,523,236	2,300,646
Corporate	-	-	-	-
Total net revenue from
external customers:	$ 4,037,055	$ 3,885,644	$ 11,670,190	$ 8,987,575

Operating income (loss):

Electronic document delivery	$ 71,932	$ 94,280	$ 304,896	$ 577,278
Government accounting solutions	163,974	188,385	271,519	18,679
Electronic forms	(44,514)	112,054	142,496	57,375
Integrated communications	407,521	(24,172)	660,727	121,358
Corporate	(694,352)	(377,701)	(2,316,396)	(1,334,294)
Total operating loss:	$ (95,439)	$ (7,154)	$ (936,758)	$ (559,604)

Depreciation and amortization:

Electronic document delivery	$ 17,272	$ 2,202	$ 45,753	$ 24,011
Government accounting solutions	29,626	34,495	85,606	107,752
Electronic forms	42,155	46,926	109,994	104,699
Integrated communications	142,366	208,085	436,811	260,347
Corporate	11,641	11,909	37,501	19,397
Total depreciation and amortization:	$ 243,060	$ 303,617	$ 715,665	$ 516,206

Interest expense, net of interest income:

Electronic document delivery	$ -	$ (1,582)	$ -	$ 34
Government accounting solutions	750	-	1,008	-
Electronic forms	504	1,624	1,342	4,838
Integrated communications	(314)	2,178	(648)	4,356
Corporate	31,989	33,327	89,334	75,986
Total interest expense, net of interest income:	$ 32,929	$ 35,547	$ 91,036	$ 85,214
continued.

	Quarter ended /	Quarter	Nine Months	Nine Months	(1)
	As of	ended	ended / As of	ended
	September 30,	September 30,	September 30,	September 30,
	2007	2006	2007	2006
Net income (loss):

Electronic document delivery	$ 70,980	$ 96,185	$ 304,447	$ 578,602
Government accounting solutions	162,597	188,385	276,184	18,679
Electronic forms	22,042	110,429	208,214	52,536
Integrated communications	427,434	(19,408)	597,119	123,944
Corporate	(726,322)	(411,027)	(2,409,070)	(1,439,279)
Total net loss:	$ (43,269)	$ (35,436)	$ (1,023,106)	$ (665,518)

Identifiable assets:

Electronic document delivery	$ 941,297		$ 941,297
Government accounting solutions	4,742,109		4,742,109
Electronic forms	3,664,843		3,664,843
Integrated communications	5,795,553		5,795,553
Corporate	266,454		266,454
Total identifiable assets:	$ 15,410,256		$ 15,410,256

Capital expenditures:

Electronic document delivery	$ 23,625	$ 16,877	$ 75,842	$ 39,314
Government accounting solutions	-	10,838	63,175	10,838
Electronic forms	-	(3,356)	973	12,788
Integrated communications	3,573	8,852	49,686	8,852
Corporate	181	-	5,969	-
Total capital expenditures:	$ 27,379	$ 33,211	$ 195,645	$ 71,792

(1) 2006 period results and balances for the Integrated communications segment are reported as of and for the period from May 1, 2006 (date of acquisition) through September 30, 2006.

10.           Related Party Transactions

The Company has borrowed significantly from related parties, issued a significant number of options and warrants to related parties, and issued a significant number of shares of its common stock to related parties upon conversion of convertible promissory notes payable as described more fully in Note 6.

During the three months ended September 30, 2007, the Company issued a non-interest bearing note payable to a related party in the amount of $15,000.  The note had a balance of $15,000 at September 30, 2007 and is included in accrued expenses in the accompanying condensed consolidated balance sheet.  The amount was due on demand and was repaid in November 2007.

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

INTRODUCTION

The following Management's Discussion and Analysis or Plan of Operations ("MD&A") is intended to help the reader understand VillageEDOCS.  MD&A is presented in the following six sections:

§        Business Overview

§        Critical Accounting Policies and Estimates

§        Results of Operations

§        Liquidity and Capital Resources

§        Cautionary Information About Forward-Looking Statements, and

§        Recent Accounting Standards and Pronouncements

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated balance sheet as of September 30, 2007, and the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006, and the related notes thereto as well as the audited consolidated financial statements of the Company for the year ended December 31, 2006 included in the Company's Annual Report on Form 10-KSB filed with the SEC on April 2, 2007.

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

Our business and results of operations are affected by a wide variety of factors, as we discussed under the caption "Certain Factors That May Affect Future Results" in Item 6. Management's Discussion and Analysis or Plan of Operations of our Annual Report on Form 10-KSB filed with the SEC on April 2, 2007 and elsewhere in this report, which could materially and adversely affect us and our actual results.  As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

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

BUSINESS OVERVIEW

General

We are incorporated in the State of Delaware and have been in business since 1995.  We conduct our business through four wholly-owned subsidiaries.  GoSolutions, Inc. ("GSI"), our most recent acquisition, provides enhanced voice and data communications services.  MessageVision, Inc. ("MVI") operates our Internet-based document delivery services.  Tailored Business Systems, Inc. ("TBS") operates our government accounting products and services business.  Phoenix Forms, Inc. ("Resolutions") sells and operates our e-forms, archiving, imaging, and workflow products and services.

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

Key Items in First Nine Months of 2007

  Consolidated net revenue for the nine months ended September 30, 2007 increased by 30% over the 2006 period due to a 16% increase from TBS, a 6% increase from MVI, and the consolidation of $4,523,236 of net revenue of GSI (acquired May 1, 2006);

  Although operating expenses increased during the first nine months of 2007 compared to the 2006 period, the most significant factor in the overall increase was the addition of $1,388,739 in operating expenses of GSI (nine months in the 2007 period compared to five months in the 2006 period).  Consolidated operating expenses during the 2007 period were 70% of sales compared to 72% of sales in the 2006 period;

  Operating expenses decreased at TBS (-34%) and Resolutions (-27%).  These decreases were offset by increases at MVI (+16%) and Corporate (+74%);

  Net income increased significantly at TBS to $276,184 compared to $18,679 for the first nine months of 2006;

  Net income increased significantly at Resolutions to $208,214 compared to $52,536 for the first nine months of 2006;

  GSI contributed $597,119 of net income for the first nine months of 2007.

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

Capital Resources

We believe that current and future available capital resources, including the net proceeds from sale of our products and services, will be sufficient to fund our operations at current levels for the foreseeable future, but will be insufficient to allow us to repay our debt.  We believe that it is desirable to maintain greater cash reserves than we have in prior periods.  The exact amount of funds that we will require will depend upon many factors, and it is likely that we will require additional financing.  Such sources of financing could include capital infusions, additional equity financing, or debt offerings.  In addition, since our revenues and cash flows have historically been subject to seasonality, we believe that it is important to secure greater access to short term borrowing facilities, such as operating lines of credit.  There can be no assurance that additional funding or borrowing facilities will be available to us on acceptable terms, if at all.  There can be no assurance that additional funds, if raised, would enable us to achieve or maintain profitable operations.  The inability to secure new sources of working capital during the remainder of 2007 or 2008 could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies and estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our consolidated balance sheet.  There were no significant changes in critical accounting policies or estimates from those at December 31, 2006.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2007 Compared to Three Months Ended September 30, 2006

Net Revenue from External Customers

Net revenue from external customers for the three months ended September 30, 2007 was $4,037,055, a 4% increase over net revenue for the prior year quarter of $3,885,644.

For the three months ended September 30, 2007, TBS generated 32% of our net revenue, MVI generated 20% of our net revenue, GSI generated 37% of our net revenue, and Resolutions generated 11% of our net revenue.  During the three months ended September 30, 2006, TBS generated 32% of our net revenue, MVI generated 18% of our net revenue, GSI generated 34% of our net revenue, and Resolutions generated 17% of our net revenue.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months	Three Months
	Ended	Ended	Variance
	September 30, 2007	September 30, 2006	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$ 789,319	$ 690,803	$ 98,516	14%
Government accounting solutions	1,289,135	1,229,915	59,220	5%
Electronic forms	454,501	660,357	(205,856)	-31%
Integrated communications	1,504,100	1,304,569	199,531	15%
Corporate	-	-	-
Total net revenue from external customers	$ 4,037,055	$ 3,885,644	$ 151,411	4%

The increase of $151,411 in the 2007 quarter resulted from a 15% increase in revenue from GSI, a 5% increase from TBS, a 14% increase from MVI, and a 31% decrease from Resolutions.

Revenue increased 5% at TBS due to increases in revenue from utility billing, printing, maintenance agreements, and online services, that resulted from pursuing a strategy to expand our sales of printing business into new areas, building upon the property tax form processing which has historically produced the largest share of our overall printing revenue typically in the second half of each calendar year.  These increases were partially offset by decreases in hardware sales and installation which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue decreased 31% at Resolutions due to decreases in almost all areas, including sales of our proprietary software products, servers, and maintenance agreements for certain third party software products that resulted from the expiration of certain of our contracts with third party software companies.

Revenue increased 14% at MVI due to increases in revenue from monthly fixed charges resulting largely from increased activity from existing clients.  In addition, supplemental services revenue increased.  Theses increases were partially offset by a decrease in revenue from outbound services that resulted from client attrition.

Revenue increased 15% at GSI due to increases in revenue from subscription agreements and due to an increase in professional service fees revenue related to its largest client.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Three Months	Three Months
	Ended	Ended	Variance
	September 30, 2007	September 30, 2006	Amount	Percent

Cost of sales:

Electronic document delivery services	$ 371,207	$ 231,046	$ 140,161	61%
Government accounting solutions	798,596	575,336	223,260	39%
Electronic forms	264,626	247,460	17,166	7%
Integrated communications	192,868	221,621	(28,753)	-13%
Corporate	-	-	-
Total cost of sales:	$ 1,627,297	$ 1,275,463	$ 351,834	28%

Cost of sales for the three months ended June 30, 2007 were $1,627,297 as compared to the $1,275,463 reported during the 2006 quarter.  Total cost of sales during the 2007 quarter represented 40% and 33% of net sales during 2007 and 2006 quarters, respectively.

Cost of sales for MVI for the three months ended September 30, 2007 represented 47% of MVI's net sales as compared with 33% in the 2006 quarter.  This increase is attributable to increased operations staffing costs.

Cost of sales for TBS for the three months ended September 30, 2007 represented 62% of TBS' net sales as compared with 47% in the 2006 quarter.  The increased costs at TBS were largely attributable to the reallocation of staff resources which increased operations staff costs and correspondingly reduced administrative staff expenses.

Cost of sales for Resolutions for the three months ended September 30, 2007 represented 58% of Resolutions' net sales as compared with 37% in the 2006 quarter.  The increased costs at Resolutions reflect a restructuring in the 2007 quarter of staff resources from development to operations.

Cost of sales for GSI for the three months ended September 30, 2007 represented 13% of GSI's net sales as compared with 17% in the 2006 quarter.  The reduced cost at GSI reflects a change in revenue mix and operations staffing.

Gross Profit

Gross profit for the three months ended September 30, 2007 decreased 8% to $2,409,758 as compared to $2,610,181 for the 2006 quarter.  The decrease in the 2007 quarter of $200,423 resulted from decreases of $41,645, $223,022 and $164,040 from MVI, Resolutions and TBS, respectively, which were partially offset by an increase of $228,284 from GSI.   Gross profit margin for the 2007 and 2006 quarters was 60% and 67%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Three Months	Three Months
	Ended	Ended	Variance
	September 30, 2007	September 30, 2006	Amount	Percent

Operating expenses

Electronic document delivery services	$ 346,180	$ 365,477	$ (19,297)	-5%
Government accounting solutions	326,565	466,194	(139,629)	-30%
Electronic forms	234,389	300,843	(66,454)	-22%
Integrated communications	903,711	1,107,120	(203,409)	-18%
Corporate	694,352	377,701	316,651	84%
Total operating expenses:	$ 2,505,197	$ 2,617,335	$ (112,138)	-4%

During the three months ended September 30, 2007, the operating expenses of Corporate were $694,352, an increase of $316,651 (+84%) compared to the 2006 quarter as a result of increased compensation, consulting, legal, and accounting expenses, including $200,923 in stock-based compensation expense.  During the 2006 quarter, stock-based compensation expense was $116,077.

During the three months ended September 30, 2007, MVI's operating expenses were $346,180, a decrease of $19,297 (-5%) compared to the 2006 quarter.  Product and technology development increased $20,693 (+18%) as a result of additional staffing.  Sales and marketing increased by $71,408 (+108%) as a result of staff additions and increased advertising.  General and administrative decreased by $126,468 (-69%) due to decreased placement fees, consulting and travel as offset by increased facilities and benefits charges.  Depreciation and amortization expense increased $15,070 (+684%) due to an increase in depreciable fixed assets.

During the three months ended September 30, 2007, operating expenses at TBS were $326,565, a decrease of $139,629 (-30%) compared to the 2006 quarter.  Product and technology development decreased $73,498 (-62%) due to reduced staffing.  Sales and marketing increased $37,740 (+56%) due to the reallocation of staff resources and increased marketing expenses.  General and administrative decreased by $99,002 (-40%) due to reduced telephone and maintenance as well as staff restructuring.  Depreciation and amortization expenses decreased $4,869 (-14%).

During the three months ended September 30, 2007, operating expenses at Resolutions were $234,389, a decrease of $66,454 (-22%) compared to the 2006 quarter.  Product and technology development decreased $4,631 (-13%) due to a reduction in staff and consultants.  Sales and marketing decreased $56,118 (-62%) due to reallocation of staff resources and reduced travel.  General and administrative were almost flat.  Depreciation and amortization expenses decreased $4,771 (-10%).

During the three months ended September 30, 2007, GSI incurred $903,711 of operating expenses, a decrease of $203,409(-18%) compared to the 2006 quarter.  Product and technology development increased $135,887 (+130%) due to increased staffing costs.  Sales and marketing increased $58,382 (+32%) due to increased marketing expenses and bonuses.  General and administrative decreased by $331,959 (-54%) due to a reduction in staff-related expenses.  Depreciation and amortization expenses decreased $65,719 (-32%).

Operating Loss

As a result of the foregoing, the Company reported an operating loss for the three months ended September 30, 2007 of $95,439, compared to an operating loss of $7,154 for the three months ended September 30, 2006.

The following is a comparison of the components of consolidated income from operations:

	Three Months	Three Months
	Ended	Ended	Variance
	September 30, 2007	September 30, 2006	Amount	Percent

Operating income (loss):

Electronic document delivery services	$ 71,932	$ 94,280	$ (22,348)	-24%
Government accounting solutions	163,974	188,385	(24,411)	-13%
Electronic forms	(44,514)	112,054	(156,568)	*
Integrated communications	407,521	(24,172)	431,693	*
Corporate	(694,352)	(377,701)	(316,651)	84%
Total operating loss	$ (95,439)	$ (7,154)	$ (88,285)	-1,234%
* calculation is not meaningful

GSI reported a significant improvement in operating income (loss) compared to the prior year quarter.  However, these improvements were offset by reduced operating income at TBS and MVI, an operating loss at Resolutions, and a higher operating loss at Corporate.

Interest Expense, net

Interest expense, net for the quarter ended September 30, 2007 decreased by $2,618 to $32,929 from the $35,547 reported in the 2006 quarter, reflecting a small reduction in the interest rate applied to outstanding borrowings from one of our operating lines of credit.

Other Income (Expense)

Other income, net for the quarter ended September 30, 2007 was $73,937 compared to other income, net of $1,772 reported in the 2006 quarter.  In each of the quarters, we recorded other income and expense related to settlement of liabilities related to prior years.   The most significant item of other income, net for the quarter ended September 30, 2007 was in the electronic forms segment and was recorded as a result of forgiveness of royalties that had been accrued in prior years.

Net Loss

As a result of the foregoing, net loss for the three months ended September 30, 2007 was $43,269, or $0.00 per share, compared to a net loss of $35,436, or $0.00 per share, for the three months ended September 30, 2006 on weighted average shares of 151,187,580 and 146,868,127, respectively.

The following is a comparison of the components of consolidated net loss:

	Three Months	Three Months
	Ended	Ended	Variance
	September 30, 2007	September 30, 2006	Amount	Percent

Net income (loss):

Electronic document delivery services	$ 70,980	$ 96,185	$ (25,205)	-26%
Government accounting solutions	162,597	188,385	(25,788)	-14%
Electronic forms	22,042	110,429	(88,387)	-80%
Integrated communications	427,434	(19,408)	446,842	*
Corporate	(726,322)	(411,027)	(315,295)	-77%
Total net income (loss)	$ (43,269)	$ (35,436)	$ (7,833)	-22%
* calculation is not meaningful

Nine months ended September 30, 2007 Compared to Nine months ended September 30, 2006

Net Revenue from External Customers

Net revenue from external customers for the nine months ended September 30, 2007 was $11,670,190, a 30% increase over net revenue for the prior year period of $8,987,575.

For the nine months ended September 30, 2007, TBS generated 28% of our net revenue, MVI generated 20% of our net revenue, GSI generated 39% of our net revenue, and Resolutions generated 13% of our net revenue.  During the nine months ended September 30, 2006, TBS generated 32% of our net revenue, MVI generated 24% of our net revenue, GSI generated 26% of our net revenue, and Resolutions generated 18% of our net revenue.

The following is a comparison of the components of consolidated net revenue from external customers:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2007	September 30, 2006	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$ 2,336,329	$ 2,199,925	$ 136,404	6%
Government accounting solutions	3,316,973	2,864,614	452,359	16%
Electronic forms	1,493,652	1,622,390	(128,738)	-8%
Integrated communications	4,523,236	2,300,646	2,222,590	97%
Corporate	-	-	-
Total net revenue from external customers	$ 11,670,190	$ 8,987,575	$ 2,682,615	30%

The increase of $2,682,615 in the 2007 period resulted from a 97% increase in revenue from GSI, a 16% increase from TBS, a 6% increase from MVI, and an 8% decrease from Resolutions.

As anticipated, the most significant factor in the increase in consolidated revenue during the first half of 2007 was the consolidation of a full nine months of revenue of GSI compared to five months during 2006 (acquired May 1, 2006).  GSI contributed $4,523,236 during the 2007 period compared to 2,300,646 during the 2006 period.  On an annualized (not pro forma) basis, GSI's revenue increased approximately 9% over the 2006 period.

Revenue increased 16% at TBS due to increases in revenue from printing, maintenance agreements, online services, and software that resulted from pursuing a strategy to expand our sales of printing business into new areas, building upon the property tax form processing which has historically produced the largest share of our overall printing revenue typically in the second half of each calendar year.  These increases were partially offset by decreases in hardware sales and installation which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue decreased 8% at Resolutions due to decreases in sales of hardware as well as decreases in revenue from maintenance agreements for certain third party software products that resulted from the expiration of certain of our contracts with third party software companies.

Revenue increased 6% at MVI by due to an increase in revenue from monthly fixed charges and the addition of new clients which offset a decrease in revenue from outbound document delivery services that resulted from client attrition.  In addition, supplemental services revenue increased.  MVI intends to continue to concentrate sales efforts toward opportunities with larger clients.  While such sales typically involve longer and more complex sales cycles, we believe they provide a greater protection from pricing erosion due to the additional functionality and integration that are elements more often associated with our larger client relationships.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2007	September 30, 2006	Amount	Percent

Cost of sales:

Electronic document delivery services	$ 950,033	$ 693,931	$ 256,102	37%
Government accounting solutions	2,030,091	1,305,097	724,994	56%
Electronic forms	622,181	566,203	55,978	10%
Integrated communications	821,618	527,135	294,483	56%
Corporate	-	-	-
Total cost of sales:	$ 4,423,923	$ 3,092,366	$ 1,331,557	43%

Cost of sales for the nine months ended September 30, 2007 increased $1,331,557 (+43%) compared to the 2006 period.  Total cost of sales during the 2007 period represented 38% of net sales as compared to 34% during the 2006 period.

Cost of sales for MVI for the nine months ended September 30, 2007 represented 41% of MVI's net sales as compared with 32% in the 2006 period.  This increase is attributable to increased operations staffing costs.

Cost of sales for TBS for the nine months ended September 30, 2007 represented 61% of TBS' net sales as compared with 46% in the 2006 quarter.  The increased costs at TBS were largely attributable to the increase in revenue as well as reallocation of staff resources which increased operations staff costs and correspondingly reduced administrative staff expenses.

Cost of sales for Resolutions for the nine months ended September 30, 2007 represented 42% of Resolutions' net sales as compared with 35% in the 2006 period.  The increased costs at Resolutions reflect a change in revenue mix where sales of lower margin products and services were more prominent during the 2007 period due to the reduction in revenue from maintenance agreements, which generally yield greater margins.

Cost of sales for GSI for the nine months ended September 30, 2007 represented 18% of net sales as compared with 23% in the 2006 period as a result of increased usage-based revenues and reductions in telephony and operations staff costs.

Gross Profit

Gross profit for the nine months ended September 30, 2007 increased 23% to $7,246,267 as compared to $5,895,209 for the 2006 period.  The increase in the 2007 period of $1,351,058 resulted from decreases of $119,698, $184,716 and $272,635 from MVI, Resolutions and TBS, respectively, which were offset by an increase of $1,928,107 from GSI.  Gross profit margin for the 2007 period on a consolidated basis was 62% as compared to 66% for the 2006 period.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2007	September 30, 2006	Amount	Percent

Operating expenses

Electronic document delivery services	$ 1,081,400	$ 928,716	$ 152,684	16%
Government accounting solutions	1,015,363	1,540,838	(525,475)	-34%
Electronic forms	728,975	998,812	(269,837)	-27%
Integrated communications	3,040,891	1,652,153	1,388,738	84%
Corporate	2,316,396	1,334,294	982,102	74%
Total operating expenses:	$ 8,183,025	$ 6,454,813	$ 1,728,212	27%

During the nine months ended September 30, 2007, operating expenses of Corporate were $2,316,396, an increase of $982,102 (+74%) compared to the 2006 period.  The increase resulted from higher costs related to amortization of intangible assets, compensation, consulting, legal, and accounting expenses, including $655,409 in stock-based compensation expense related to vested employee and director stock options.  During the 2006 period, stock-based compensation expense related to such stock options was $360,668.  During the 2007 period, we incurred approximately $120,000 in consulting, legal, and accounting expenses related to a planned acquisition that we elected to terminate prior to entering into a definitive agreement.  Had we completed the acquisition, these charges would have been allocated to the purchase price.  Instead, these charges are included in operations.  In addition, accounting expenses increased in the 2007 period as a result of prevailing market conditions and the acquisition of GSI, which generated additional audit and tax return preparation costs for the consolidated entity due to increased scope and complexity.

During the nine months ended September 30, 2007, operating expenses at MVI were $1,081,400, an increase of $152,684 (+16%) compared to the 2006 period.  Product and technology development increased $148,978 (+52%) compared to the 2006 period as a result of additional staffing.  Sales and marketing increased by $95,134 (+35%) compared to the 2006 period as a result of reallocation of sales staff to MVI during the 2007 period.  General and administrative decreased by $113,170 (-33%) compared to the 2006 period due to decreases in placement fees and bad debt expenses as offset by increased facilities and benefits charges.  Depreciation and amortization expense increased $21,742 (+91%) due to an increase in depreciable fixed assets.

During the nine months ended September 30, 2007, operating expenses at TBS were $1,015,363, a decrease of $525,475 (-34%) compared to the 2006 period.  Product and technology development decreased $197,370 (-53%) compared to the 2006 period due to reduced staffing.  Sales and marketing increased $46,612 (+19%) compared to the 2006 period due to a change in the incentive compensation structure.  General and administrative decreased $352,571 (-43%) compared to the 2006 period due to reduced telephone and maintenance as well as staff restructuring.  Depreciation and amortization expenses decreased $22,146 (-21%).

During the nine months ended September 30, 2007, Resolutions incurred $728,975 in operating expenses, a decrease of $269,837 (-27%) as compared to the 2006 period.  Product and technology development decreased by $49,649    (-34%) due to a reduction in staff and consultants.  Sales and marketing decreased by $171,555 (-57%) due to reallocation of staff resources and reduced travel.  General and administrative decreased by $53,928 (-12%) due to reduced bad debt, compensation, and rent expenses.  Depreciation and amortization expenses increased $5,295 (+5%).

During the nine months ended September 30, 2007, GSI incurred $3,040,891 of operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $879,149, $725,803, $999,128, and $436,811, respectively, and are consistent with prior periods although not directly comparable to the nine months ended September 30, 2006 since GSI was acquired effective May 1, 2006. On an annualized (not pro forma) basis, the increase in operating expenses is approximately 2%.

Operating Loss

As a result of the foregoing, the Company reported an operating loss for the nine months ended September 30, 2007 of $936,758, compared to an operating loss of $559,604 for the nine months ended September 30, 2006.

The following is a comparison of the components of consolidated income from operations:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2007	September 30, 2006	Amount	Percent

Operating income (loss):

Electronic document delivery services	$ 304,896	$ 577,278	$ (272,382)	-47%
Government accounting solutions	271,519	18,679	252,840	1354%
Electronic forms	142,496	57,375	85,121	148%
Integrated communications	660,727	121,358	539,369	444%
Corporate	(2,316,396)	(1,334,294)	(982,102)	-74%
Total operating loss	$ (936,758)	$ (559,604)	$ (377,154)	-67%

* calculation is not meaningful

In addition to increases in compensation, legal, and accounting expenses, two other factors that contributed to the significant change in operating loss were an increase in depreciation and amortization of $199,459 over the 2006 period (due to an increase in intangible assets and related amortization expense and the acquisition of GSI) and the impact of employee related stock option expenses, which increased by $294,741 over the 2006 period.

Interest Expense, Net

Interest expense, net for the nine months ended September 30, 2007 increased by $5,822 (+7%), which is primarily attributable to an increase in the principal balances outstanding pursuant to our operating lines of credit.

Other Income (Expense)

Other income for the nine months ended September 30, 2007 was $19,598 compared to other expense of $22,193 reported in the 2006 period.  In each of the periods, we recorded other income and expense related to settlement of liabilities related to prior years as well as other non-operating income and expense items.  The most significant item of other income, net for the nine months ended September 30, 2007 was in the electronic forms segment and was recorded as a result of forgiveness of royalties that had been accrued in prior years.

Net Loss

As a result of the foregoing, net loss for the nine months ended September 30, 2007 was $1,023,106, or $0.01 per share, compared to a net loss of $665,518, or $0.01 per share, for the nine months ended September 30, 2006 on weighted average shares of 149,380,374 and 127,182,192, respectively.

The following is a comparison of the components of consolidated net loss:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2007	September 30, 2006	Amount	Percent

Net income (loss):

Electronic document delivery services	$ 304,447	$ 578,602	$ (274,155)	-47%
Government accounting solutions	276,184	18,679	257,505	1379%
Electronic forms	208,214	52,536	155,678	296%
Integrated communications	597,119	123,944	473,175	382%
Corporate	(2,409,070)	(1,439,279)	(969,791)	-67%
Total net loss	$ (1,023,106)	$ (665,518)	$ (357,588)	-54%

* calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2007, our net cash position increased by $254,341 to $823,160.  Our financing activities provided net cash of $435,279; however, our operating and investing activities used net cash of $48,468 and $132,470, respectively.

Net cash used in operating activities for the nine months ended September 30, 2007 was $48,468, a decrease of $216,523 from the $168,055 provided by operating activities during the 2006 period.

Our investing activities during the first nine months of 2007 consisted of the purchase of computer equipment. Net cash used in investing activities during the 2007 period increased $165,159 to $132,470 from the $32,689 provided by investing activities during the 2006 period, during which we acquired net cash in the acquisition of GSI.

Net cash provided by financing activities for the nine months ended September 30, 2007 was $435,279, and included $491,146 of proceeds, net of repayments, from a line of credit, and $200,000 in proceeds from a warrant exercise.  These sources of cash were partially offset by $230,000 of payments on notes and convertible notes related to the TBS and Resolutions acquisitions and payments on capital lease obligations of $25,867.  Net cash used in financing activities for the 2006 period was $506,562 and included proceeds from notes payable to related parties of $10,000, as offset by $516,562 of payments on notes related to the TBS, Resolutions, and GSI acquisitions.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Due to a deficit in net tangible assets, we have historically been unable to obtain operating lines of credit from traditional banking institutions absent third party personal guarantees, except TBS, which has a $100,000 unsecured operating line of credit that it had not utilized as of September 30, 2007.  During July 2007, VillageEDOCS renewed a $500,000 operating line of credit guaranteed by a shareholder on which it owed approximately $491,000 as of September 30, 2007.  On June 28, 2006, GSI renewed a $1,000,000 operating line of credit secured by the assets of GSI and guaranteed by four shareholders on which it owed the sum of $840,000 as of September 30, 2007.  We used the $840,000 during 2006 in connection with our acquisition of GSI.  The due date of the note underlying the line of credit was extended to December 12, 2007 and GSI is currently working with the lender to convert the revolving line of credit to a non-revolving loan due in full on September 30, 2008.  The renewal of the commercial note is subject to the renewal of the personal guarantees by certain of our shareholders that guaranteed the note when the line of credit was last renewed.   We are in discussions with such shareholders to secure their guarantees through September 30, 2008.  If the commercial note is not renewed, or an extension is not granted, by December 12, 2007, we will require significant and immediate additional funding to repay our borrowings.  Our inability to repay outstanding borrowings when due would have a material adverse effect on us.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of TBS, Resolutions, and GSI.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.  Accordingly, we will experience negative operating and investing cash flows during certain months until MVI, TBS, Resolutions, and GSI consistently generate net cash flows sufficient to offset the anticipated expenses of operating the holding company.  While we believe that our available cash resources combined with our current revenue streams may be sufficient to meet our anticipated working capital requirements for the next twelve months, we will require additional financing during the remainder of 2007 and 2008 to fund capital expenditure requirements in the ordinary course of business and to make required principal payments pursuant to our operating lines of credit.  Should our current revenue streams or margins be subjected to even minor decreases, our funding requirements could be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses.  While GSI, MVI, TBS, and Resolutions have each reported net income for the first nine months of 2007, this income has been insufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from our four reporting segments, or reducing expenses of the holding company, we may never achieve profitability for the Company as a whole.

Between November 2000 and at least December 2004, our operating shortfalls were funded by one shareholder, an affiliate, to whom we owe $65,000 in principal and approximately $105,000 in interest as of September 30, 2007. This shareholder has no obligation to continue to fund any future operating shortfalls.  We may be required to alter the terms of the convertible promissory note held by this shareholder to induce this shareholder or other such potential lenders to provide additional loans, which could result in this shareholder or other such potential lenders obtaining rights, preferences or privileges senior to those of other creditors or our stockholders.

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

ITEM 3 - CONTROLS AND PROCEDURES

(a) As of September 30, 2007, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  Based upon that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the design and operation of these disclosure controls and procedures during the nine months ended September 30, 2007 were effective in timely alerting them to the material information relating to the Company (or the Company's consolidated subsidiaries) required to be included in the Company's periodic filings with the SEC, subject to the various limitations on effectiveness set forth below under the heading, "LIMITATIONS ON THE EFFECTIVENESS OF INTERNAL CONTROLS," such that the information relating to the Company, required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company's management, including our CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

The Company's management has concluded that the condensed consolidated financial statements included in this Quarterly Report on Form 10-QSB fairly present in all material respects the Company's financial condition, results of operations and cash flows for the periods presented in conformity with accounting principles generally accepted in the United States of America.

(b) Changes in internal control over financial reporting: There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

The Company has engaged in limited discussions with GoSolutions Equity, LLC as it relates to the indemnification claims notice and their response to such claims notice.  However, the Company is unable to advise whether it will be successful in the indemnification claims against GoSolutions Equity, LLC.  Pursuant to the agreement with GSI, if the Company is successful, GoSolutions Equity, LLC would only be required to return up to approximately 4.4 million of our shares issued to that entity to satisfy such indemnification claims.  GoSolutions Equity, LLC is not required to contribute cash to satisfy any indemnification claims.

In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 28, 2007 and in connection with an engagement agreement, the Company issued an aggregate of 500,000 shares of its restricted common stock to Gemstone Securities LLC.  The shares were valued at $0.06 per share (the estimated fair value on the measurement date).

On August 28, 2007, the Company issued 2,000,000 shares of its restricted common stock to C. Alan and Joan P. Williams at $0.10 per share in consideration for $200,000 in cash proceeds to the Company from the exercise of common stock purchase warrants.

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

2.5	Articles of Merger and Plan of Merger. Previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on May 4, 2006.
2.6	Form of Agreement and Plan of Merger of VillageEDOCS, Inc. and VillageEDOCS. Previously filed with the Company's Definitive Information Statement on Schedule 14A filed on May 24, 2007.
3.1	Articles of Incorporation, as amended. Previously filed with the Company's Form 10-SB filed on August 29, 2000.
3.2	By-laws. Previously filed with the Company's Form 10-SB filed on August 29, 2000.
3.3	Article of Amendment to Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company's 14C Information Statement filed on July 23, 2004.
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

3.6	Certificate of Amendment of Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company's Current Report on Form 8-K filed on January 20, 2006.
3.7	Form of Certificate of Incorporation of VillageEDOCS, Inc. Previously filed with the Company's Definitive Information Statement on Schedule 14A filed on May 24, 2007.
3.8	Form of Bylaws of VillageEDOCS, Inc. Previously filed with the Company's Definitive Information Statement on Schedule 14A filed on May 24, 2007.

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

10.28

Placement Agency Agreement effective October 13, 2006 by and between the Company and Stonegate Securities, Inc.  Previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007.

10.29

Engagement Agreement effective July 10, 2007 by and between the Company and GemStone Securities, LLC.  Previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007.

10.30

Settlement Agreement dated June 6, 2007 by and among Jeffrey H. Mims, VarTec Telecom, Inc, Excel Telecommunications, Inc., VarTec Solutions, Inc., and GoSolutions, Inc. Previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007.

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference.

21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 14, 2007 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 14, 2007 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 14, 2007 by K. Mason Conner, Chief Executive Officer.**
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 14, 2007 by Michael A. Richard, Chief Financial Officer.**
*	Filed herewith
**	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: November 14, 2007	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer and Director

Dated: November 14, 2007	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)