Form 10KSB
period 2007-12-31
VILLAGEEDOCS INC
filed 2008-03-31
CIK 1122099

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

----------------------------

FORM 10-KSB

(X) ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007	Commission File Number: 00031395

VillageEDOCS, Inc.

(Name of Small Business Issuer in its Charter)

Delaware	33-0668917
----------------------------------------------------------	----------------------------------
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 N. Tustin Ave., Suite 230, Santa Ana, CA	92705
------------------------------------------------------------	----------------------------------
(Address of principal executive offices)	(Zip Code)

Issuer's Telephone Number:	(714) 734-1030

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock,  $0.0001 par value

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

Indicate by a check mark whether the issuer is a shell company.  YES (   )____NO (X)

State issuer's revenues for its most recent fiscal year:  $14,180,658

State the aggregate market value of the voting stock held by non-affiliates of the issuer:  $2,138,723 as of February 29, 2008.

Number of shares of the issuer's common stock, $0.0001 par value, outstanding as of February 29, 2008:  152,770,913 shares.

DOCUMENTS INCORPORATED BY REFERENCE:  None.

Transitional Small Business Disclosure Format                YES (   )____NO (X)

Indicate by check mark whether the Issuer  is an accelerated filer (as defined in Rule 12b-2 of the Act)        YES (   )____NO (X)

VillageEDOCS

FORM 10-KSB INDEX

FOR THE FISCAL YEAR ENDED DECEMBER 31, 2007

2

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

Unless otherwise indicated by the context, "we", "our" or the "Company" means the parent company, VillageEDOCS, Inc. and our wholly-owned subsidiaries, GoSolutions, Inc., MessageVision, Inc., and Tailored Business Systems, Inc.  Between April 2005 and November 2007, we operated Phoenix Forms, Inc. dba Resolutions, an electronic forms business that we discontinued and sold effective December 1, 2007.

BUSINESS OVERVIEW

General

VillageEDOCS, Inc. is a global outsource provider of business process solutions that simplify, facilitate and enhance critical business processes.  Our mission is to provide solutions that facilitate the movement of business critical information between business enterprises and their trading partners.  Our strategy is to further develop innovative solutions to existing services to expand our ability to benefit our enterprise clients and increase the breadth and size of the markets we satisfy today.  Our acquisition growth strategy is focused on acquiring intellectual and technology assets that continue to accelerate the expansion of our client solutions.

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

Our target markets include financial services, healthcare, manufacturing, and local government, and we served approximately 900 active clients, including approximately 25,000 individual users, as of December 31, 2007.  We have a multi-channel sales approach, selling directly to clients through our telesales and field sales and tele-marketing professionals and indirectly through strategic partners.

We are incorporated in the State of Delaware and have been in business since 1995.  Our corporate headquarters are located at 1401 N. Tustin Road, Suite #230, Santa Ana, CA  92705, and our telephone number is (714) 734-1030.  As of February 29, 2008, 2007, we had 62 employees, and we service clients throughout the world.

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

Business Services

We market a complete set of business communications services and solutions that enable business enterprise clients to increase competitiveness and efficiency through the automation of labor- and paper-intensive business processes. and solutions that capture client data, shape it into useful information, and deliver it through efficient and secure channels to and from trading partners and their constituents.  We believe that our communications technologies-based services improve and enhance data delivery and critical business communications for global enterprises.  We believe our hosted "on demand" solutions enable organizations to pay as they utilize services, outsourcing the friction points of business document processing, communications, and messaging, while retaining control of business information, processes, and services.  Examples of the information we move for our clients include medical reports, orders, invoices, employment verifications, and insurance documents.  We employ a hosted application model that provides low operational cost, high ratio of recurring to non-recurring revenue, and the ability to introduce new service offerings rapidly.

Operating Segments

We conduct our business through three wholly-owned subsidiaries.  GoSolutions, Inc. ("GoSolutions", "GSI"), operates our enhanced voice and data communications services.  MessageVision, Inc. ("MessageVision," "MVI") operates our Internet-based document delivery services and provides workflow solutions.  Tailored Business Systems, Inc. ("TBS") operates our government accounting products and services business.

Segment revenue and profit information for MessageVision, TBS, and GoSolutions is presented in Note 12 of the Company's 2007 Consolidated Financial Statements, included as Exhibit 99.1 to this report.  See "Management's Discussion and Analysis of Financial Condition or Plan of Operation" for additional financial data and commentary on recent financial results for operating segments.

GoSolutions - Enhanced Voice and Data Communications Services

GoSolutions (44% of consolidated revenues in 2007), which we acquired in May 2006, offers next generation communications services to enterprise customers through its hosted suite of enhanced telephony applications.  GoSolutions develops, licenses and delivers technology to address the expanding needs of the telecommunications market.

As of February 29, 2008, GSI had over 24,000 active users.  GSI has two wholly-owned subsidiaries: Go Solo Technologies, Inc. and GoSolutions Canada, Inc., which has no significant operations. During 2007, independent representatives of one customer accounted for 70% of GSI's consolidated net sales.

GSI offers a portfolio of progressive, Telco-grade calling services including basic voicemail, enhanced voicemail (which includes speech navigation and Web/phone message access), unified communications, audio and Web conferencing solutions.  All GSI's applications can be bundled with traditional voice and data products to provide the enhanced features found with VoIP offerings.  GSI has created a voicemail platform that enables companies to start out with the basics and add enhanced features as they grow.  In addition to the features of GoSolutions' Basic Voicemail, GoSolutions' Enhanced Voicemail solution offers subscribers a virtual attendant with Find Me call routing capable of ringing up to 9 numbers.  Privacy features allow callers to hear who's calling and either accept the call or transfer the caller to voicemail.  A Web interface is available to check messages online. Enhanced Voicemail subscribers enjoy an enhanced professional image and the confidence of never missing another call or potential opportunity. Enhanced Voicemail is offered with a generic brand. Private branding and custom branding options are also available.

GSI's flagship product, Unified Communications, is a communications suite that enables subscribers to have a unified inbox.  All voice, fax, and email messages are centrally located and accessible via the phone or the Web.  Users receive all their messages by consolidating them into the most widely used email application available, MS Outlook.  In addition, users can use GSI's speech recognition system to send and receive voicemail and email over the phone.  GSI has combined flexible technology in conjunction with a custom IVR application to deliver a corporate directory product.  Proprietary speech recognition technology directs a caller to a main line to access other sub accounts (users or departments) by name. Out of office attendant is included with this solution.  GSI offers both audio and Web conferencing services.  A custom-branding option is available.  We intend to use GSI's service platform to deliver new services obtained through future development or acquisitions.

Net sales to external customers for the fiscal years ended December 31, 2007 and 2006 were $6,222,458 and $3,720,998 (from date of acquisition), respectively.

MessageVision - Electronic Document Delivery Services

MessageVision (21% of consolidated revenues in 2007) is a California corporation formed in 2004 to operate the historical business of VillageEDOCS, an Internet-based electronic document delivery service.

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

Another example of MVI's service is the ability to capture information from any predefined output format, standard interface, data stream (i.e., API, Barcode, Print, Spool, Control File, etc.) or directly from the actual document.

Our integration tools automatically extract data values to automate business processes such as creating and distributing forms, addressing and re-routing faxes and email transmissions, and archiving data for immediate retrieval.

As of February 29, 2008, MVI had approximately 380 active clients.  During 2007, no single customer accounted for more than 10% of consolidated net sales.

We use proprietary, internally-developed document processing and transmission systems to create and send or receive documents for our clients.  We provide easy to deploy Internet-based fax services that integrate with existing Internet-connected systems within companies where invoices, statements, purchase orders, ticket confirmations, and other key documents originate. A typical application is characterized by the need to deliver time sensitive, personalized documents to a disparate group of recipients in multiple formats and delivery methods.  Our services are designed for use by a wide range of industries and enterprise sizes using such diverse platforms as Microsoft Windows XP, UNIX, and IBM iSeries (AS/400). Our clients currently include financial services companies, healthcare companies, manufacturing companies, E-commerce providers, application service providers, food service corporations, value added resellers, weather reporting services, public relations firms, and direct marketing organizations.   Businesses using Oracle and SAP environments, among others, can use our service to become fax-enabled without traditional capital expenditures and ongoing maintenance costs.  We offer our clients the flexibility to send Microsoft Office, IBM PCL, Adobe PDF, next-generation HTML, and other types of documents through our Internet fax service.  In addition, our service is compatible with virtually any foreign language including character-based Pacific Rim, Middle and Far Eastern languages.  In addition, we offer our clients robust activity reporting and job control functions that are not offered by many of our competitors.  We offer workflow, archiving and document management solutions that provide electronic document presentation functions that enable our clients to automatically generate and deliver presentation-quality documents from enterprise systems such as ERP, CRM, and E-Commerce and to populate a database with data from a document that has either been scanned or received as a fax.

MVI charges our clients a fee primarily based upon either the number of pages delivered and received, or upon the number of minutes expended, for the delivery or receipt of our clients' documents during the month.  In some cases, we charge one-time and annual perpetuation fees for custom-developed client solutions.  Our net revenues are impacted by the number of effective business days in any period.

Net sales to external customers for the fiscal years ended December 31, 2007 and 2006 were $2,956,857 and $2,890,640, respectively.

Tailored Business Systems, Inc. - Government Accounting Products and Services

TBS (35% of consolidated revenues in 2007) is a Georgia corporation established in 1973.  The Company acquired TBS in February 2004.  TBS is engaged in the business of creating, maintaining, training, customizing and supporting computer application programs primarily for the use of city and county governments, the sale of online payment solutions, the sale and installation of computer equipment and supplies, the printing and ordering of forms, the furnishing of consulting services, and the implementation of internal computer networks in communication with IBM iSeries servers.  We generate revenues from TBS' established client base in the form of volume printing, billing, and fulfillment services as well as online services, maintenance and training revenues.  We have achieved a dominant share of the Georgia market for small to medium government entities, enjoying two-thirds of the city,  municipal and county government market in that state. Our goals include expanding our business model to governmental entities regionally and, eventually, nationwide.  In addition, we intend to expand revenue both from printing and from subscription-based hosted solutions.

As of February 29, 2008, TBS had approximately 500 active clients.  During 2007, no single customer accounted for more than 10% of consolidated net sales.

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

Net sales for the fiscal years ended December 31, 2007 and 2006 were $5,001,343 and $4,130,458, respectively.

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

Competition

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company's subsidiaries. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and distribution partners.  In addition, our clients may be able to replace several of the services we offer with internally developed or managed products.  We believe that GSI and MVI can compete effectively because we offer our clients certain capabilities that much of the competition does not offer, such as ease of deployment, custom integration, private-labeling, intelligent document routing, enhanced delivery tracking, time-released training messaging, integrated distribution lists, call transfer functionality, and electronic document presentation.  We believe TBS can compete effectively because we provide affordable and reliable full-service solutions tailored to the needs of local governments.  However, there can be no assurance that our competitors will not develop and market similar products and services that are equal or superior to ours, or that achieve greater market acceptance than our offerings.

Outlook and Strategy

We intend to continue our focus on obtaining growth from higher margin products and services at GSI, MVI and TBS, as well as growth from acquisitions of companies that consistently generate net income and positive cash flows.  We believe that this strategy offers the best opportunity for our operations to continue to generate positive operating income and cash flows from operations and to achieve net income.

During 2006 and 2007, we pursued a strategy of preparing VillageEDOCS for significant growth.  One area that we focused on was adding to the leadership team so that sufficient management resources would be in place to properly manage our planned growth.  Our strategy for 2008 is to direct capital toward increasing sales and marketing while holding down costs for general and administrative as well as product and technology expenses.

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

\

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

Employees

As of February 29, 2008, VillageEDOCS had five full-time employees, three of whom are executive officers.  GoSolutions had twenty eight full-time employees.  These employees include two engaged in sales and marketing, nine in customer service, three in product development, ten in engineering and operations, and four in administration.  MessageVision had eight full-time employees. These employees include one engaged in sales and marketing, five in engineering and operations, and two in administration.  TBS had twenty-one full-time employees, including two engaged in sales and marketing, two in technology development, thirteen in operations, and four in administration.

ITEM 2.  DESCRIPTION OF PROPERTY

We occupy office space in California, Georgia and Florida.  The operations of VillageEDOCS, Inc. and MVI are conducted from approximately 5,750 square feet of leased office space located at 1401 N. Tustin Avenue, Suite 230, Santa Ana, CA  92705.  We lease the Santa Ana office space pursuant to an operating lease agreement expiring in May 2012 at a cost of $10,063 per month.  The operations of GoSolutions are conducted from approximately 8,000 square feet of leased office space located at 10701 Danka Way North, Suite 100, St. Petersburg, Florida  33716.  GoSolutions leases the St. Petersburg office space pursuant to a noncancelable operating lease agreement expiring in April 30, 2011 at a cost of $12,653 per month.    The building in which the office space is located is owned by an entity in which a member of GoSolutions Equity LLC (a significant shareholder of VillageEDOCS) owns an interest.  The operations of TBS are conducted from approximately 6,200 square feet of leased office space located at 40 Joe Kennedy Blvd., Statesboro, GA  30458.  The Company leases the Statesboro office space pursuant to an operating lease expiring in January 2009 at a cost of $6,200 per month.  The office building is owned by a partnership controlled by TBS' former owners, who are presently employees of TBS (see "Certain Relationships and Related Transactions ").  In addition, TBS subleases office space located at 3360 Martin Farm Road, Suwanee GA 30024 from DocPath Corp at a cost of $2,800 per month expiring on December 31, 2008.

Additionally, the Company leases space and operating systems equipment from Level 3 in Tustin, California and from Qwest in Tampa, Florida, primarily to support the service operations of MVI and GSI.  The highly secure facilities are served by all major global telecommunications carriers and are physically-, environmentally-, and utility-redundant sites with multiple telecommunications feeds, multiple emergency power generators, and emergency fuel reserves. These fully redundant systems and emergency power provisions are designed to provide non-stop service and no single point of failure.

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

In March 2007, GSI was served by the Trustee for Vartec Telecom, Inc. ("Trustee") in the United States Bankruptcy Court for the Northern District of Texas, Dallas Division ("Bankruptcy Court"), Case No. 04-81694-hdh-7.  The complaint sought recovery of approximately $400,000 for alleged preferential transfers made in 2004.  On July 19, 2007, the Bankruptcy Court issued an order approving a compromise and settlement between the Trustee and GSI pursuant to which the claims of the Trustee and the counterclaims of GSI were settled in consideration for GSI's payment of $55,000 over a four month period that began on July 1, 2007.

In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect the consolidated financial position or results of operations of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

During 2007, our shareholders approved the following actions.  These approvals were by consent action of the shareholders.

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

Quarter Ended

High Bid

Low Bid

March 31, 2006

$0.165

$0.080

June 30, 2006

$0.200

$0.080

September 30, 2006

$0.100

$0.060

December 31, 2006

$0.140

$0.085

March 31, 2007

$0.115

$0.034

June 30, 2007

$0.070

$0.020

September 30, 2007

$0.075

$0.040

December 31, 2007

$0.090

$0.040

As of December 31, 2007, there were 346 holders of record of the Company's common stock and one holder of record of the Company's preferred stock.

Dividend Policy

We have never declared dividends or paid cash dividends on our common stock.  We intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On October 1, 2007, and in connection with a retainer agreement dated September 15, 2007, we issued a warrant to purchase 2,000,000 shares of our common stock at $0.05 per share (fair value on the measurement date) to a consultant in consideration for public relations services.  The warrants are exercisable over a five year period from date of grant.  The warrants were valued using the Black-Scholes option pricing model, were valued at $100,000, and will be recorded as consulting expense in our consolidated statements of operations over the twelve month vesting period that began on September 15, 2007.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933, as amended (the "Securities Act") and Regulation D promulgated thereunder.

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

INTRODUCTION

The following Management Discussion and Analysis or Plan of Operation ("MD&A") is intended to help the reader understand VillageEDOCS, Inc.  MD&A is presented in the following seven sections:

          Business Overview

          Critical Accounting Policies and Estimates

          Recent Accounting Standards and Pronouncements

          Results of Operations

          Liquidity and Capital Resources

          Cautionary Information About Forward-Looking Statements; and

          Certain Factors That May Affect Future Results.

MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated balance sheet as of December 31, 2007 and our audited consolidated statements of operations, stockholders' equity and cash flows for each of the years in the two-year period then ended and the related notes thereto.

In MD&A, we use "we," "our," "us," "VillageEDOCS," and "the Company" to refer to VillageEDOCS, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise.  Amounts and percents in tables may not total due to rounding.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We caution readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2008 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

Our Internet web site address is www.villageedocs.com.  Our annual reports on Form 10-KSB, quarterly reports on Form 10-QSB, and current reports of Form 8-K, and all amendments thereto, are available free of charge on our website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.  The information on our web site is not incorporated by reference in this annual report on Form 10-KSB.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 consolidated financial statements, we have suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Effective May 1, 2006, we acquired GoSolutions.  The acquisition of GoSolutions has caused our results of operations during 2007 to vary significantly from those reported for 2006 due to the consolidation of GoSolutions for twelve months in 2007 compared to eight months in 2006 (from date of acquisition).  Effective December 1, 2007, we sold Resolutions.  Our Board of Directors approved the disposal of the assets and liabilities on December 7, 2007 as part of a strategy to reduce debt and focus on growth at the remaining business units and growth by acquisition.  We closed the transaction on December 10, 2007.  The sale of Resolutions in 2007 has caused our results of operations for the year ended 2007 to vary significantly from those reported for the first nine months of 2007 and for 2006 due to the classification of Resolutions as discontinued operations for 2007.  See Note 5 to our condensed consolidated financial statements contained elsewhere in this report for additional information regarding the accounting for this segment as discontinued operations.

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

BUSINESS OVERVIEW

General

We have been in business since 1995.  From inception until September 7, 2007, we were a California corporation.  As the result of a merger into our wholly-owned Delaware subsidiary, we became a Delaware corporation.

We conduct our business through three wholly-owned subsidiaries.  GSI, our most recent acquisition, provides enhanced voice and data communications services.  MVI operates our Internet based document delivery services.  TBS operates our government accounting products and services business.  From April 2005 through November 2007, Resolutions sold and operated our e-forms, archiving, imaging, and workflow products and services.

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

Our target markets include Financial Services, Healthcare, Manufacturing, and Local Government, and we serve approximately 1,000 active clients with over 25,000 users.

While we do have some sources of non-recurring revenue, such as hardware sales and third party software, we focus on developing and maintaining sources of monthly recurring revenue, such as providing subscribers with solutions for their critical day to day business processes for the movement of business information.

Key Items in 2007

  Consolidated net revenue for 2007 increased by 32% over 2006 due to a 21% increase from TBS, a 2% increase from MVI, and a 67% increase from GSI (acquired May 1, 2006);

  Recurring revenue comprised 86% of total revenue from continuing operations;

  Average annual revenue per employee during 2007 was approximately $715,000 (2006: $690,000);

  Gross Margin 60% during 2007, which is consistent with 2006;

  Although operating expenses increased during 2007 compared to 2006, the most significant factor in the overall increase was the addition of $1,428,223 in operating expenses of GSI (full year in 2007 compared to eight months in 2006).  Consolidated operating expenses during 2007 were 72% of sales compared to 68% of sales in 2006;

  Operating expenses decreased at TBS (-1%).  This decrease was offset by increases at GSI (+55%), MVI (+17%) and Corporate (+62%);

  Net income increased significantly at TBS to $511,848 (+129% compared to  2006);

  Net income increase significantly at GSI to $1,005,091 (+261% compared to 2006), in part due to consolidating a full year 2007 compared to eight months in 2006 (acquired May 1, 2006);

  Obtained $200,000 in working capital from the exercise of 2,000,000 warrants at $0.10 per share;

  Sold Resolutions for $926,835 in net cash proceeds ($53,832 of which were received in 2008).  In April 2005, we acquired Resolutions for $432,000 in cash, promissory notes of $200,000 (which were repaid from Resolution's 2005 and 2006 operating cash flows), and warrants to purchase 10,000,000 shares.  The warrants were returned to us and cancelled in connection with the sale;

  Repaid $1,040,000 of secured debt and $30,000 of unsecured debt during 2007;

  Completed data center and technology platform upgrades and developed  new features to facilitate the marketing of both new services and existing services at more attractive margins; and

  Entered 2008 executing on a plan to streamline the corporate structure and bolster sales resources to achieve greater organic growth and take advantage of the unique cross selling opportunities among the operating units.

Areas of Focus

Growth Strategy

Our current and future growth strategy is focused on supporting organic revenue growth and acquiring intellectual and technology assets that improve our ability to take a client's unstructured content and documents and deliver it to the other party through the method preferred by each party, presenting the content in a manner that surpasses our client's goals.  In essence, we strive to bring a Business Process Management discipline to their information.  We believe that if we are successful in executing this strategy, our clients will enjoy improved compliance, collaboration, cost containment, and superior continuity of business processes.

Our ultimate vision is to become a business process management/workflow service that provides competency and functionality in the following areas:

  Web Content Management;
  Digital Asset Management;
  Email Management;
  Records Management;
  Documentation Management;
  Information Indexing;
  Categorization/Taxonomy;
  Recognition;
  Document Imaging;
  Form Processing;
  Scanning;
  Collaboration;
  Repositories;
  Storage;
  Long Term Archival;
  Content Integration;
  Search and Retrieval;
  Content Syndication;
  Localization and Personalization; and
  Publication (paper or electronic).

We intend to continue our focus on obtaining growth from sales of higher margin products and services at GSI, MVI, and TBS and by acquiring companies that consistently generate net income and positive cash flows.  We believe that this strategy offers the best opportunity for our operations to generate positive operating income and cash flows from operations and to achieve net income.

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

Capital Formation

During 2008, we are actively seeking additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders.  Although we believe we will generate adequate cash to sustain operations at current levels in conjunction with borrowings from our operating lines of credit, we will require additional funding to invest in resources that will enable us to operate profitably on a consistent, month-over-month basis.  In addition, we may be required to repay certain of our debt instruments in which case we will require additional funding.  We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to achieve or maintain profitable operations.

In spite of the impact of new laws, regulations, and accounting pronouncements that have significantly increased our cost of operating as a public company, we intend to contain general and administrative costs where possible.  However, we expect to incur significant costs during the remainder of 2008 and in 2009 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including new infrastructure required to remediate certain material weaknesses we have identified in our internal controls over financial reporting.  Should additional growth capital become available during 2008, we intend to direct the capital toward increasing sales and marketing while holding down costs for non-essential general and administrative as well as product and technology expenses to the extent possible.

Organizational Enhancements

Our goal is to drive efficiency and effectiveness throughout our group of companies.  We are working to align each business unit around shared goals and performance targets.  In addition, we are striving to streamline corporate overhead and maximize cross-selling activities.  We are devoting strategic product management and technical resources both to strengthening the integration of our existing products and services and to developing new products and services that will allow us to offer our clients powerful new solutions comprised of the best that each of our business units has to offer.

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

Capital Resources

We believe that current and future available capital resources, including the net proceeds from sale of our products and services, will be sufficient to fund our operations at current levels for the foreseeable future.  However, the exact amount of funds that we will require will depend upon many factors, and it is possible that we will require additional financing.  Such sources of financing could include capital infusions, additional equity financing, or debt offerings. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable us to achieve and maintain profitable operations.  The inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

See also the section entitled Certain Factors That May Affect Future Results below for more information about risks and uncertainties facing VillageEDOCS, Inc.

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

Revenue from subscription agreements consists of fixed monthly fees and usage charges, generally based on per minute rates.  Subscription agreement revenue related to MVI and GSI usage service charges are billed monthly in arrears and the associated revenues are recognized in the month of service. Recurring charges for the GoSolo(TM) platform are billed in advance on a monthly basis and recorded as deferred revenues.  We recognize subscription agreement revenue ratably over the service period, which management believes approximates the actual provision of services. Professional service fee revenue consists of consulting fees charged to enterprise clients for GoSolo (TM) platform enhancements.  We recognize professional service fee revenue on a time and materials basis over the service period, which management believes approximates the actual provision of services.  Wholesale enhanced voicemail services consists of fees charged to telecommunications providers for use of the GoSolo (TM) platform to provide their customers with hosted electronic voicemail, billed monthly in arrears and the associated revenues are recognized in the month of service.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Stock-Based Compensation.  On January 1, 2006, we adopted Statement of Financial Accounting Standards No. 123 (revised 2004), "Share-Based Payment," ("SFAS 123(R)") which requires the measurement and recognition of compensation expense for all share-based payment awards made to our employees and directors based on estimated fair values. We adopted SFAS 123(R) using the modified prospective transaction method, which requires the application of the accounting standard as of January 1, 2006, the first day of our fiscal year 2006. Our consolidated financial statements as of and for the years ended December 31, 2007 and 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, our consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R). The value of the portion of the award that is ultimately expected to vest is recognized as an expense over the requisite service periods in our consolidated statement of operations. Prior to the adoption of SFAS 123(R), we accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), as allowed under Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation " (SFAS 123). As stock-based compensation expense recognized in the consolidated statement of operations for 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimated.  The estimated average forfeiture rates for the years ended December 31, 2007 and 2006, of approximately 11% and 12%, respectively, were based on historical forfeiture experience and estimated future employee forfeitures.

Stock-based compensation expense recognized as operating expense under SFAS 123(R) for the year ended December 31, 2007 was $879,088, determined by the Black-Scholes valuation model, and consisting of stock-based compensation expense related to employee stock options.  As of December 31, 2007, there was approximately $1,085,000 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements.  See Note 3 to the consolidated financial statements for additional information.

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

If we had been required to recognize an impairment loss on our goodwill and intangible assets, it would likely not have materially affected our liquidity and capital resources because we are not subject to any restrictive covenants related to the results of operations we report in our consolidated financial statements.

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

Beneficial Conversion Feature.  Our convertible note provides for a rate of conversion that can fall below market value. Such feature is normally characterized as a "beneficial conversion feature" ("BCF"). Pursuant to Emerging Issues Task Force Issue No. 98-5 ("EITF 98-5"), Accounting For Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratio and Emerging Issues Task Force Issue No. 00-2, Application of EITF Issue No. 98-5 To Certain Convertible Instruments, the relative fair values of the BCFs have been recorded as a discount from the face amount of the respective debt instrument. We are amortizing the discount using the effective interest method through maturity of such instruments.  We will record the corresponding unamortized debt discount related to the BCF and warrants as interest expense when the related instrument is converted into our common stock.

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

RESULTS OF OPERATIONS

The following discussion of our performance is organized by reportable operating segments, which is consistent with the way we manage our business.  In 2007, we completed the sale of substantially all of the assets and liabilities of Resolutions.  The sale has resulted in the reclassification of the revenues and expenses of Resolutions to discontinued operations for all periods presented through the date of sale.

Year Ended December 31, 2007 Compared to Year Ended December 31, 2006

Net Revenue from External Customers

Net revenue from external customers for 2007 was $14,180,658, a 32% increase over 2006 net revenue of $10,742,096.

During 2007, GSI, MVI, and TBS generated 44%, 21%, and 35% of our net revenue, respectively.  During 2006, GSI, MVI, and TBS, generated 35%, 27%, and 38% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Year Ended	Year Ended	Variance
	December 31, 2007	December 31, 2006	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$2,956,857	$2,890,640	$66,217	2%
Government accounting solutions	5,001,343	4,130,458	870,885	21%
Integrated communications	6,222,458	3,720,998	2,501,460	67%
Corporate	-	-	-
Total net revenue from external customers	$14,180,658	$10,742,096	$3,438,562	32%

As anticipated, the most significant factor in the increase in consolidated revenue during 2007 was the consolidation of a full twelve months of revenue of GSI compared to eight months from May 1, 2006 (date of acquisition).  Revenue increased 67% at GSI.  On an annualized (not pro forma) basis, GSI's revenue increased approximately 11% over 2006 due to increases in revenue from subscription agreements and an increase in professional service fees revenue from its largest client.

Revenue increased at MVI by 2% due primarily to increases in revenue from monthly fixed charges and recurring revenue from existing clients.  These increases were offset by a decrease in revenue from outbound document delivery services that resulted from client attrition.  MVI intends to continue to concentrate sales efforts toward opportunities with larger clients.  While such sales typically involve longer and more complex sales cycles, we believe they provide a greater protection from pricing erosion due to the additional functionality and integration that are elements more often associated with our larger client relationships.

Revenue increased 21% at TBS due to increases in revenue from printing, maintenance agreements, online services, and software that resulted from pursuing a strategy to expand our sales of printing business into new areas, such as utility billing, which build upon the property tax form processing business that has historically produced the largest share of TBS's overall printing revenue, typically in the second half of each calendar year.  These increases were partially offset by decreases in hardware sales and installation which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Year Ended	Year Ended	Variance
	December 31, 2007	December 31, 2006	Amount	Percent

Cost of sales:

Electronic document delivery services	$1,253,026	$946,941	$306,085	32%
Government accounting solutions	3,142,297	2,533,461	608,836	24%
Integrated communications	1,216,064	834,720	381,344	46%
Corporate	-	-	-
Total cost of sales:	$5,611,387	$4,315,122	$1,296,265	30%

Cost of sales for 2007 were $5,611,387 as compared to the $4,315,122 reported for 2006.  Total cost of sales during 2007 represented 40% of net sales in each of 2007 and 2006.

Cost of sales for MVI during 2007 represented 42% of net sales as compared with 33% of net sales in 2006.  During 2007, MVI experienced increases in telephony expense, Internet connectivity and data center expense due to a combination of price increases and temporary redundancies required to complete a move to more suitable data center facilities.  In addition, operations staffing costs were up 18% due to allocation of additional staff time to operational activities.

Cost of sales for TBS during 2007 represented 63% of net sales as compared with 61% of net sales in 2006.  The increased costs at TBS were largely attributable to the increase in revenue as well as reallocation of staff resources which increased operations staff costs and correspondingly reduced administrative staff expenses.

Cost of sales for GSI for 2007 represented 20% of net sales as compared with 22% in the 2006 period as a result of increased usage-based revenues and reductions in telephony and operations staff costs.

Gross Profit

Gross profit for 2007 increased 33% to $8,569,271 as compared to $6,426,974 in 2006.  The increase in 2007 of $2,142,297 resulted from increases of $2,120,116 and $262,049 from GSI and TBS, respectively, which were offset by a decrease of $239,868 from MVI.  Gross profit margin for the 2007 period on a consolidated basis was 60% in each of 2007 and 2006.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Year Ended	Year Ended	Variance
	December 31, 2007	December 31, 2006	Amount	Percent

Operating expenses

Electronic document delivery services	$1,376,543	$1,179,012	$197,531	17%
Government accounting solutions	1,357,964	1,375,461	(17,497)	-1%
Integrated communications	4,023,474	2,595,251	1,428,223	55%
Corporate	3,491,916	2,157,851	1,334,065	62%
Total operating expenses:	$10,249,897	$7,307,575	$2,942,322	401%

During 2007, operating expenses of Corporate were $3,491,916, an increase of $1,334,065 (+62%) compared to 2006.  The increase resulted from higher costs related to amortization of intangible assets, compensation, consulting, legal, and accounting expenses, including $879,088 in stock-based compensation expense related to vested employee and director stock options.  During 2006, stock-based compensation expense related to such stock options was $557,111.  During 2007, we incurred approximately $170,000 in consulting, travel, legal, and accounting expenses related to planned acquisitions that we elected to terminate.  Had we completed the acquisitions, these charges would have been allocated to the purchase price and not included in operations.  In addition, accounting expenses increased in 2007 period as a result of new requirements and the acquisition of GSI, which generated significant additional audit and tax return preparation costs for the consolidated entity due to increased scope and complexity.

During 2007, operating expenses at MVI were $1,376,543, an increase of $197,531 (+17%) compared to 2006.  Product and technology development increased $120,288 (+29%) compared to 2006 as a result of additional staffing.  Sales and marketing increased by $80,879 (+22%) compared to 2006 as a result of reallocation of sales staff to MVI during most of 2007.  General and administrative decreased by $25,488 (-7%) compared to 2006 due to decreases in placement fees and bad debt expenses as offset by increased facilities and benefits charges.  Depreciation and amortization expense increased $21,852 (+52%) due to an increase in depreciable fixed assets.

During 2007, operating expenses at TBS were $1,357,964, a decrease of $17,497 (-1%) compared to 2006.  Product and technology development decreased $167,606 (-44%) compared to 2006 due to reduced staffing.  Sales and marketing increased $184,861 (+84%) compared to 2006 due to a change in the incentive compensation structure combined with increased travel and trade show expenses.  General and administrative decreased $23,267 (-4%) compared to 2006 due to reduced telephone and maintenance as well as staff restructuring.  Depreciation and amortization expenses decreased $11,485 (-10%).

During 2007, GSI incurred $4,023,474 of operating expenses.  Sales and marketing, product and technology, general and administrative, and depreciation and amortization expenses were $1,090,575, $979,183, $1,388,127, and $565,589, respectively, and are consistent with prior periods although not directly comparable to 2006 since GSI was acquired effective May 1, 2006. On an annualized (not pro forma) basis, operating expenses increased approximately 3% over 2006.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating loss for 2007 of $1,680,626, compared to an operating loss of $880,601 for 2006.

The following is a comparison of the components of consolidated loss from operations:

	Year Ended	Year Ended	Variance
	December 31, 2007	December 31, 2006	Amount	Percent

Operating income (loss):

Electronic document delivery services	$327,288	$764,687	$(437,399)	-57%
Government accounting solutions	501,082	221,536	279,546	126%
Integrated communications	982,920	291,027	691,893	238%
Corporate	(3,491,916)	(2,157,851)	(1,334,065)	-62%
Total operating loss	$(1,680,626)	$(880,601)	$(800,025)	-91%

In addition to increases in compensation, legal, and accounting expenses, two other factors that contributed to the significant change in operating loss were an increase in depreciation and amortization of $191,480 over 2006 (due to an increase in intangible assets and related amortization expense and the acquisition of GSI) and the impact of employee related stock option expenses, which increased by $321,977 over 2006.

Interest Expense, net

During the year ended December 31, 2007, interest expense, net was $111,561, an increase of $5,775 (+5%) compared to 2006.

During 2007, the most significant element of interest expense were interest charges incurred in connection with borrowings against our operating lines of credit.  In addition, we incurred charges for interest on promissory notes and convertible promissory notes payable to related party and amortization of debt discount.

Other Income (Expense)

Other income for 2007 was $43,381 compared to other income of $40,099 reported in 2006.  In each of the periods, we recorded other income and expense related to settlement of liabilities related to prior years as well as other non-operating income and expense items.

Discontinued Operations

For the years ended December 31. 2007 and 2006, income (loss) from discontinued operations, net of income tax provision of $485,000 and $0, was $(1,625,424) and $78,161, respectively, and included the results of operations of PFI, our electronic forms segment.  See Note 5 to our consolidated financial statements contained elsewhere in this report for additional information related to discontinued operations.

Net Loss

As a result of the foregoing, net loss for 2007 was $3,285,230, or $0.02 per share, compared to a net loss of $882,132, or $0.01 per share, for 2006 on weighted average shares of 150,218,437 and 131,185,095, respectively.

The following is a comparison of the components of consolidated net loss:

	Year Ended	Year Ended	Variance
	December 31, 2007	December 31, 2006	Amount	Percent

Net income (loss):

Electronic document delivery services	$318,334	$822,206	$(503,872)	-61%
Government accounting solutions	511,848	223,236	288,612	129%
Integrated communications	1,005,091	278,305	726,786	261%
Corporate	(3,495,079)	(2,284,040)	(1,211,039)	-64%
Discontinued operations	(1,625,424)	78,161	(1,703,585)	*
Total net loss	$(3,285,230)	$(882,132)	$(2,403,098)	-262%

* calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2007, our net cash position increased by $181,092 to $749,911.  Our investing activities provided net cash of $689,830; however, our operating and investing activities used net cash of $93,019 and $415,719, respectively.

Net cash used in operating activities for 2007 was $93,019, a decrease of $469,643 from the $376,624 provided by operating activities during 2006.

Our investing activities during 2007 consisted of the proceeds from the sale of our Resolutions business unit and purchase of computer equipment. Net cash provided by investing activities during 2007 increased $718,049 to $689,830 from the $29,219 used in investing activities during 2006, when our investing activities consisted of acquiring net cash in the acquisition of GSI and purchasing computer equipment.

Net cash used in financing activities during 2007 was $415,719, and included $484,680 of proceeds, net of repayments, from a line of credit, and $200,000 in proceeds from a warrant exercise.  These sources of cash were offset by an $840,000 repayment of a secured line of credit, $230,000 of payments on notes and convertible notes related to the TBS and Resolutions acquisitions, and payments on capital lease obligations of $30,399.  Net cash used in financing activities during 2006 was $540,637 and included proceeds from notes payable to related parties of $10,000, as offset by $546,562 of payments on notes related to the TBS, Resolutions, and GSI acquisitions, and payments on capital lease obligations of $4,075.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Our sources of capital include cash flow from operations, available credit facilities, and the issuance of debt and equity securities.

On February 6, 2008, we entered into an agreement with The Private Bank of The Peninsula ("Bank") for an asset based line of credit (the "Line").  The Bank's maximum commitment amount for the Line is $1.5 million.  Advances will generally be limited to 85% of eligible domestic accounts receivable.  The interest rate is floating and is calculated at Wall Street Journal prime plus 3% on the cash borrowed.  Interest on outstanding borrowings is payable monthly.  As of February 29, 2008, outstanding borrowings on the Line were approximately $75,000.  Outstanding advances under the Line are secured by a first lien position on all of our accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on our inventory, intellectual property, and equipment.

In consideration for the Line, we paid a facility fee of $15,000 to the Bank and we issued the Bank a warrant to purchase 75,000 shares of our restricted common stock at an exercise price of $0.062 per share through February 6, 2018.   In addition, we paid a finder's fee in the amount of $50,000 to Dragonfly Capital Partners LLC ("Dragonfly") and issued Dragonfly a warrant to purchase 2,419,355 shares of our restricted common stock at an exercise price of $0.062 per share through February 6, 2013.

TBS has a $100,000 unsecured operating line of credit with BB&T that it had not utilized as of February 29, 2008.  During July 2007, VillageEDOCS renewed a $500,000 operating line of credit with Bank of America guaranteed by a shareholder on which it owed approximately $479,000 as of February 29, 2008.  On December 11, 2007, we repaid outstanding borrowings of $840,000 to SunTrust Bank in full satisfaction of a commercial note issued in connection with GSI's $1,000,000 revolving line of credit.  The line of credit matured on December 12, 2007 and we did not elect to renew it.  Our inability to repay outstanding borrowings when due would have a material adverse effect on us.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of TBS and GSI.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.  Accordingly, we expect to experience negative operating and investing cash flows during 2008 and at least until MVI, TBS, and GSI consistently generate net cash flows sufficient to offset the anticipated expenses of operating the holding company.

We expect to use cash flow generated from operations, the Line, and potentially other sources, to fund negative operating cash flows during 2008.

While we believe that our available cash resources combined with our current revenue streams and lines of credit will be sufficient to meet our anticipated working capital requirements for the next twelve months, we expect to utilize new sources of debt or equity financing during the remainder of 2008 to fund capital expenditure requirements.  Should our current revenue streams or margins be subjected to even minor decreases, our external funding requirements would likely be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses.  While GSI, MVI, and TBS each reported net income for 2007, this income was not sufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from our three operating segments, or in reducing expenses of the holding company as a percentage of revenue, we may not achieve profitability on a consolidated basis.

This estimate is a forward-looking statement that involves risks and uncertainties. The actual time period may differ materially from that indicated as a result of a number of factors so that we cannot assure you that our cash resources will be sufficient for anticipated or unanticipated working capital and capital expenditure requirements for this period. We have advised that we will need to raise additional capital in the future to meet our operating and investing cash requirements. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. There can be no assurance that additional funding will be available on acceptable terms, if at all, or that such funds if raised, would enable us to achieve and maintain profitable operations. If we are not able to obtain sufficient additional funds from investors, we may be unable to sustain all or part of our operations.  If we raise additional funds through the issuance of securities, these securities may have rights, preferences or privileges senior to those of our common stock, and our stockholders may experience additional dilution to their equity ownership.

The Report of Independent Registered Public Accounting Firm on our December 31, 2007 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficit raise substantial doubt about our ability to continue as a going concern. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-KSB includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The "forward-looking statements" safe harbor does not apply to our company because we issue "penny stock" and are excluded from the safe harbor pursuant to Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(h)(1)(C) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "expect", "plan", "seek", "estimate", "project", "could",  and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other "forward-looking" information. . These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the our current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control, including, without limitation, the risks described under the caption "Certain Factors That May Affect Future Results" in Item 6 of this Annual Report. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements.  Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-KSB.  Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-QSB, 8-K, and other SEC filings

Forward looking statements in this Annual Report on Form 10-KSB include, without limitation:

The statements under the heading "Item 1.  Business" and in MD&A under the caption Business Overview concerning (1) our strategy to develop innovative solutions to expand our ability to benefit our enterprise clients and increase the breadth and size of the markets we satisfy today, (2) our strategy to focus on acquiring intellectual and technology assets that continue to accelerate expansion of our client solutions, (3) our goal to expand the business model of TBS regionally and nationwide and to expand revenue both from printing and from subscription-based hosted solutions, (4) our belief that we offer a complete set of business communication services and solutions and a scalable global platform, (5) our belief that our services improve and enhance data delivery or help customers to optimize the processing and delivery of the entire range of business documents, (6) our belief about the benefits businesses will derive from our software and service solutions and about its capabilities, (7) our intent to focus on obtaining growth from higher margin products and services and to make acquisitions of companies that consistently generate net income and positive cash flows, (8) our belief as to the reason that each of our businesses can compete effectively, (9) our strategy of preparing for significant growth and the expected benefits of adding to our leadership team, and (10) our strategy of directing new capital primarily toward increasing sales and marketing, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry, and our dependence on third party technology suppliers to provide key software and infrastructure.

The statements under "Item 3. Legal Proceedings" concerning our belief as to the materiality of the indemnity claim.

The statements in MD&A under the captions Introduction and Business Overview of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to (1) our expectations about the business prospects of  MVI, TBS, and GSI, (2) our belief that we have improved our corporate governance, (3) our current and future growth strategy to streamline the corporate structure, bolster sales resources, acquire intellectual and technology assets and our expectations about the benefits we may derive, (4) our belief about our vision to become a business process management/workflow service and the benefits we expect to derive, (5) our acquisition strategy, (6) our expectations regarding challenges and risks that we believe are key challenges and risks, and (7) our belief that obtaining planned financings will allow us to generate adequate cash flows to sustain operations at current levels until we being to operate profitably on a consistent, month-over month basis, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

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

The statements in MD&A under the caption Results of Operations of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Revenue, Gross Profit, Operating Expenses, Income (Loss) from Operations, and Net Loss and our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Liquidity and Capital Resources set forth in MD&A under the caption Liquidity and Capital Resources, including, without limitation (1) our belief that we have made progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisitions of TBS and GSI, (2) our strategy of actively seeking to combine with business that operate profitably and generate positive cash flows, (3) our belief that sustainable profitability is achievable, (4) our expectations about future funding requirements, and (5) our belief that current cash position, cash generated through operations and equity offerings and available borrowings will be sufficient to meet our needs through at least the next twelve months, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, the risk that we may be unable to sustain all or part of our operations if we are not able to obtain sufficient additional funds from investors, the risk that our funding requirements could be greater should our current revenue streams or margins decrease, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

The statements under the heading "Item 8A.  Controls and Procedures of our belief that we are addressing the deficiencies that affected our internal control over financial reporting and the time we estimate we will require before we would be able to conclude that all material weaknesses have been remediated or our belief regarding the potential impact to us, which statements are subject to various risks and uncertainties including, without limitation the risk that for financial or other reasons we will be unable to effect some or all of the changes we believe are required within the time periods estimated, or at all.

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

Risks Relating to Our Business

We have a limited operating history which makes financial forecasting and evaluation of our business and prospects difficult and we have received an opinion from our independent registered public accounting firm regarding substantial doubt regarding our ability to continue as a going concern.

Our limited operating history makes it difficult to forecast our future operating results.  We were founded and began operating in March 1999, but did not report income from operations until the quarter ended June 30, 2004, and have reported net losses through at least December 31, 2007. We do not have a long history upon which to base forecasts of future operating results, and any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history.

The likelihood of our future success must be considered in light of such limited operating history, as well as the problems, expenses, difficulties, complications and delays frequently encountered in connection with any business. There can be no assurance that our future revenues will ever be significant or that our operations will ever be profitable.

The Report of Independent Registered Public Accounting Firm on our December 31, 2007 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Our ability to operate is conditioned on our ability to obtain additional financing.

Our ability to satisfy our future capital requirements and implement our growth plans will depend upon many factors, including the financial resources available to us, the expansion of our sales and marketing efforts and the status of competition.  We believe that current and future available capital resources, including the net proceeds from sale of our products and services, will be sufficient to fund our operations at current levels for the foreseeable future.  However, the exact amount of funds that we will require will depend upon many factors, and it is possible that we will require additional financing.  There can be no assurance that additional financing will be available to us on acceptable terms, or at all. If additional funds are raised by issuing equity securities, further dilution to the existing stockholders will result. If adequate funds are not available, we may be required to delay, reduce or eliminate our programs or obtain funds through arrangements with partners or others that may require us to relinquish rights to certain of our products, technologies or other assets. Accordingly, the inability to obtain such financing could have a material adverse effect on our business, financial condition and results of operations.

We cannot predict whether we will be successful together with TBS and GoSolutions because the combined business model is unproven and markets in which they are operating are developing.

The combined business strategy is unproven, and it is too early to gauge reliably market penetration rates for our services. There can be no assurance that we will be successful in the offering of any additional services that are currently planned.  If the demand is lower than anticipated, or the cost to add a customer is higher than anticipated, our business, prospects, financial condition and results of operations would be materially and adversely affected.

GoSolutions currently depends on one large customer for the majority of its revenue.

For 2007, seventy percent (70%) of GoSolutions' revenue was derived from independent representatives of Primerica Life Insurance Company ("PLIC"). PLIC represents the majority of GoSolutions' client base.  PLIC is currently endorsing GoSolutions flagship service, GoSolo, and is under contract to do so only until the end of August 2009.

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

We believe that our acquisitions will open new cross-marketing opportunities in each company's respective customer base. This expansion of business could place a significant strain on our management, financial resources, and other resources.  There can be no assurance that such expansion will occur.

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

The application of indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to e-commerce businesses such as MVI and MVI's users is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented laws specifically addressing the Internet or some aspect of e-commerce and several other proposals have been made at the U.S. federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, hamper our ability to retain and attract new customers and diminish our ability to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007.  On October 31, 2007, the moratorium was extended through November 2014.  This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new, or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

During 2007, approximately 21% of our net revenue was fax-related.  Our future success is therefore subject to the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, email and unified messaging solutions.  If the demand for fax as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

We have some exposure because of the current situation in the subprime lending markets.   MVI does business with several companies that are engaged in subprime lending.  One customer in the subprime arena has ceased business.  It is possible that one or more of our remaining clients in that business could also be unable to sustain operations.

One shareholder owns a significant portion of our outstanding common stock and is able to influence our actions.

One shareholder and his wife own 60,653,171 shares, or approximately 40%, of the outstanding shares of our common stock as of February 29, 2008.  In addition, as of February 29, 2008, these individuals hold warrants to purchase an additional 3,000,000 shares of our common stock at $0.10 per share and secured convertible promissory notes and accrued interest thereon convertible into an additional 1,227,643 shares of our common stock at $0.14 per share.  Although these individuals do not own a majority of our outstanding shares, the significant number of shares they own gives them the ability to greatly influence the election of our board of directors and to approve or disapprove all other matters requiring the vote of shareholders. In addition, we believe that Barron Partners, LP owns up to 5,000,000 shares, or approximately 3% of the outstanding shares of our common stock as of February 29, 2008 and has the right to acquire up to 33,500,000 shares of the common stock pursuant to outstanding shares of the Series A Preferred Stock (convertible to 33,500,000 shares of the common stock on a one-for-one basis). Barron Partners, LP will also be able to significantly influence corporate actions requiring shareholder consent.  In addition, GoSolutions Equity LLC owns 26,786,840 shares, or approximately 15% of the outstanding shares of our common stock as of February 29, 2008.  Each of Barron Partners, LP and GoSolutions Equity LLC will also be able to significantly influence corporate actions requiring shareholder consent.

Our Certificate of Incorporation limits director liability, thereby making it difficult to bring any action against them for breach of fiduciary duty.

As permitted by Delaware law, our Certificate of Incorporation limits the liability of directors to us or our stockholders for monetary damages for breach of a director's fiduciary duty except for liability in certain instances. As a result of its charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

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

As of February 29, 2008, we had 152,770,913 shares of our common stock issued and outstanding, approximately 140,000,000 of which were "restricted securities" when issued.  Rule 144 of the Commission provides, in essence, that a person holding "restricted securities" for a period of six months may sell only an amount every three months equal to the greater of (a) one percent of the issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for one year if there is adequate current public information available concerning us. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of the common stock.

On October 15, 2007, we filed a registration statement with respect to approximately 189,000,000 of our shares of common stock.  The registration statement was declared effective by the Commission on November 7, 2007.

Outstanding options and warrants could affect the market price of our common stock.

As of December 31, 2007, there were outstanding stock options and warrants to purchase an aggregate of 42,796,669 shares of our common stock at exercise prices ranging between $0.05 per share and $2.50 per share. The exercise of such outstanding options and warrants will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such securities.

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

The sale of a substantial number of shares of our common stock in the public market, or the prospect of such sales, could materially and adversely affect the market price of the Company's common stock. We are authorized to issue up to 500,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the Company's common stock held by existing stockholders. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon exercise of options and warrants, could depress prevailing market prices for our common stock. Even the perception that such sales could occur might impact market prices for the common stock. The existence of outstanding options and warrants may prove to hinder our future equity financings.

If we fail to establish or maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We have determined that our internal controls over financial reporting have material weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock.  We are required to establish and maintain appropriate internal controls over financial reporting.  Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations.  In addition, our future assessments of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors.  Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management's assessment of our internal controls over financial reporting or disclosure of our independent registered public accounting firm's attestation to or report on management's assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 are uncertain, and if we fail to comply in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of our assessment by our independent registered public accounting firm.  Currently, we believe these two requirements apply to our annual reports for fiscal 2007 and 2009, respectively.  The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards.  We have incurred, and expect to incur, significant expenses and to devote resources to Section 404 compliance during the remainder of 2008 and on an ongoing basis.  It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis.  In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm.  In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

It may be difficult to design and implement effective internal control over financial reporting for combined operations as we integrate acquired businesses. In addition, differences in existing controls of acquired businesses may result in weaknesses that require remediation when internal controls over financial reporting are combined. The integration of two compliant systems could result in a noncompliant system or an acquired company may not have compliant systems. In either case, the effectiveness of our internal control may be impaired.

If we fail to achieve and maintain an effective system of internal controls, we may be unable to produce reliable financial reports or prevent fraud. If we are routinely unable to assert that our internal control over financial reporting is effective, or if our independent registered public accounting firm is required to attest to the effectiveness of our internal controls but is unable to deliver a report at all or can deliver only a qualified report, we could be subject to regulatory enforcement and may lose investor confidence in our ability to operate in compliance with existing internal control rules and regulations, either of which could result in a decline in our stock price.

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

  Maintain a specific ratio of net debt to consolidated operating income or other measurements;
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

At February 29, 2008, executive officers and directors, in the aggregate, beneficially own approximately 10% of our outstanding voting stock (including rights to purchase common stock). These stockholders acting together may be able to significantly influence matters requiring approval by our stockholders, including the election of directors, and the approval of mergers or other business combination transactions in a manner that could conflict with our other stockholders.

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

               Exhibit 99.1, "VillageEDOCS, Inc. Financial Statements" is incorporated herein by this reference.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 8A. - CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2007.  Accordingly, we concluded that our disclosure controls and procedures were not effective as of December 31, 2007.

Our internal controls over financial reporting ("ICFR") are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that:

i.             pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

ii.            provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and

iii.               provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management's Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has concluded, as of December 31, 2007, we did not maintain effective controls over the financial reporting process because we had the following deficiencies:

  Shortage of qualified information technology and financial reporting personnel due to limited financial resources and number of locations.  This shortage in financial reportin staff created an adjustment to our annual report for 2007, which was not detected initially by management.  The adjustment was related to the sale of PFI.  Management has concluded that this control deficiency constitutes a material weakness.

  The Company did not maintain effective controls to ensure there is timely analysis and review of accounting records, spreadsheets, and supporting data.  This control deficiency did not result in audit adjustments to the 2007 interim or annual consolidated financial statements.  However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

  The Company did not effectively monitor access to, or maintain effective controls over changes to, certain financial application programs and related data.  This control deficiency did not result in audit adjustments to the 2007 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

  The Company does not maintain a sufficient level of IT personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency did not result in an audit adjustment to the 2007 interim or annual consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

  The Company did not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency did not result in audit adjustments to the 2007 interim or annual consolidated financial statements. This control deficiency could result in a misstatement of balance sheet and income statement accounts, in the Company's interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management has determined that these control deficiencies constituted a material weakness in our internal control over financial reporting as of December 31, 2007. A material weakness is a control deficiency, or combination of control deficiencies, in ICFR such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

Inherent Limitations Over Internal Controls

Internal control over financial reporting cannot provide absolute assurance of achieving financial reporting objectives because of its inherent limitations, including the possibility of human error and circumvention by collusion or overriding of controls. Accordingly, even an effective internal control system may not prevent or detect material misstatements on a timely basis. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

Remediation of Material Weakness

As discussed in Management's Annual Report on Internal Control over Financial Reporting, as of December 31, 2007, there were material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we have authorized the addition of additional staff members to the finance department to ensure that there are sufficient resources within the department to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.  We are in the process of centralizing accounts receivable and accounts payable processes for all business units, which will establish mitigating controls to compensate for the risk due to lack of segregation of duties.  In addition, we are taking steps to unify the financial reporting of all of our component companies and we are in the initial planning phase of upgrading, where possible, certain of our information technology systems impacting financial reporting.  We are currently seeking information technology management staff that is adequately qualified to ensure that the IT general computing controls are effective over our systems impacting financial reporting.

Through these steps, we believe we are addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2007. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our internal control over financial reporting will prevent or detect all errors.  Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.  We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.  If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with GAAP and to comply with our SEC reporting obligations.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this annual report.

 Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS OF THE COMPANY

DIRECTORS, EXECUTIVE OFFICERS, AND SIGNIFICANT EMPLOYEES OF THE COMPANY

Directors and Executive Officers

The following table sets forth certain information with respect to each person who is a director, executive officer, or significant employee of the Company or its subsidiary as of February 29, 2008.

Name	Age	Position

J. Thomas Zender	68	Chairman of the Board

K. Mason Conner	49	Chief Executive Officer, President, Director

H. Jay Hill	68	Executive Vice President of Corporate Development, Director

Ricardo A. Salas	44	Director

Michael A. Richard	39	Chief Financial Officer and Secretary

Executive officers are appointed by the Board of Directors and, subject to the terms of their employment agreements, serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors.   Directors are elected at the annual meeting of shareholders to serve for their term and until their successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. The term of the current directors continues until the next annual meeting of shareholders to be held in 2007.  Mr. Zender has been a director since August 1997, Mr. Hill since October 1997, Mr. Conner since October 1998, and Mr. Salas since July 2005.

Business Experience of Executive Officers, Directors, and Significant Employees

J. THOMAS ZENDER has been a director since 1997 and has been Chairman of the Board since January 2001.  He currently serves on our Audit Committee and our Compensation Committee. Mr. Zender is an information technology industry board member and executive with over 35 years management and business development experience.  He has held management positions at General Electric, Honeywell, ITT and other companies.  Mr. Zender has been an officer in three publicly held corporations, one NYSE listed company and two NASDAQ traded companies.  From 1996 through 2001, he served as an interim executive for several early stage companies, including CEO of VillageEDOCS from 1997 to 1999.  From 2001 to 2007 Mr. Zender served as president and CEO of Unity, a worldwide not-for-profit, trans-denominational spiritual support movement.  He is currently a Director of Peerless Systems, a NASDAQ traded company, and serves on the Audit and Nominating Committees.  Mr. Zender served on the board of SAMSys Technologies, a Toronto Stock Exchange traded corporation from 1996 to 2006.  He holds a Business Administration degree from Ottawa University, with focus areas of management, marketing, and information technology..

K. MASON CONNER has been our Chief Executive Officer since 1999 and has served as our President since January 1, 2007.  Mr. Conner joined the Company as Vice-President of Sales in 1997 and has been a Board Member since 1998, Acting Vice-President of Sales between 1998 and 2002, and President between 1998 and March 2006, and Mr. Conner is also a Director of GoSolutions, MVI, and TBS. He has 27 years in sales and business management experience, including 23 years of direct and channel sales experience in the voice and data communications products and services industry. In the early 1980's he was involved in the application of Internet Protocol technologies. In the late 1980s and early 1990s he was a principal strategist for an international initiative to transform K-12 education through the use of the Internet. He was a principal consultant with LTS for the electronic vulnerability threat assessment of the Los Angeles Airport Department after the "UnaBomber" threat. He has held sales management positions with Banyan Systems, Doelz Networks, and Timeplex. During the five years prior to joining the Company, Mr. Conner was Director of Sales at Telecom Multimedia Systems from 1996 to 1997, Vice President of Sales at Lo Tiro-Sapere from 1995 to 1996, and Vice President of Sales at Digital Network Architectures from 1991 to 1995.

H. JAY HILL has been a director since 1997 and became the Executive Vice President of Corporate Development in May 2003. Mr. Hill is also a Vice President of Tailored Business Systems, Inc. and GoSolutions, Inc..  For the last 20 years, he has primarily been a senior executive in turnaround situations in information technology and telecommunication companies. From November 2000 to May 2003, Mr. Hill was CEO, President and a Director of LightPort Advisors, Inc, a private Internet service provider for the financial services market. He has held similar positions with Unitron Medical Communications, Inc. (d/b/a Moon Communications) (1999-2000) and Amnet Corporation (Netlink) (1989-1994), and has held senior sales and marketing management positions with SunCoast Environmental Controls (1996-1999), Technology Research Corporation (1994-1996), Harris Corporation, Doelz Networks, Paradyne/AT&T, and Inforex. His primary background in sales and marketing commenced with Philadelphia Electric Company and IBM. Mr. Hill currently serves on our Audit Committee and our Compensation Committee.

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

MICHAEL A. RICHARD joined the Company in February 2001 and is the Chief Financial Officer and Corporate Secretary. Mr. Richard is also a Director and the Secretary of our wholly-owned subsidiaries, GSI, TBS and MVI. Mr. Richard has over 15 years of diverse management and public corporate reporting experience for start-up and early stage ventures. From 1999-2000 he served as V.P. Controller for The BigHub.com, Inc., a public new media company providing unique content, private label search engine, e-commerce solutions, and direct mail. From 1995-1999, Mr. Richard served first as Controller and then as Vice President, Accounting (principal accounting officer), and finally as a Director of PortaCom Wireless, Inc., a public developer and operator of companies with contracts to provide wireless telecommunication services in China and other emerging markets.

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

Communications with the Board of Directors

Although we do not have a formal policy regarding communications with the board of directors, stockholders may communicate with the board of directors by writing to the Company at VillageEDOCS, Inc. Attention: Investor Relations, 1401 N. Tustin Ave., Ste. 230, Santa Ana, CA  92705. Stockholders who would like their submission directed to a member of the board may so specify, and the communication will be forwarded, as appropriate.

Standards of Business Conduct

The board of directors has adopted a Code of Business Conduct and Ethics for all of our employees and directors, including the Company's principal executive and senior financial officers. You can obtain a copy of our Code of Business Conduct and Ethics via our website at www.villageedocs.com, or by making a written request to the Company at VillageEDOCS, Attention: Investor Relations, 1401 N. Tustin Ave., Ste. 230, Santa Ana, CA  92705. We will disclose any amendments to the Code of Business Conduct and Ethics, or waiver of a provision therefrom, on our website at the same address.

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

Base Salary and Executive Officer Bonus Target

Current base salaries for the executive officers were determined by arms' length negotiations with the Board of Directors.  Messrs. Conner, Richard and Hill have employment contracts with the Company which set a base salary and, with respect to Messrs. Conner and Hill, allow for bonus targets and levels to be set at the sole discretion of this committee. During 2007, none of the executive officers reached their bonus targets, hence no bonuses were awarded to executive officers in 2007, nor will bonuses be awarded in 2008 for performance in 2007.

Chief Executive Officer Compensation

The current base salary for the Chief Executive Officer of $236,250 is set according to his employment contract, which also includes provision for annual bonuses at the sole discretion of this committee.  No bonuses were awarded to the Chief Executive Officer in 2007 and none were accrued based upon 2007 performance.

Stock Options

Stock options are granted to aid in the retention of executive and key employees and to align the interests of executive and key employees with those of the stockholders.  The level of stock options granted (i.e., the number of shares subject to each stock option grant) is based on the employee's ability to impact future corporate results.  An employee's ability to impact future corporate results depends on the level and amount of job responsibility of the individual.  Therefore, the level of stock options granted is proportional to the Compensation Committee's evaluation of each employee's job responsibility.  For example, Mason Conner, as the President and Chief Executive Officer, has the highest level of responsibility and would typically be awarded the highest level of stock options.  Stock options are granted at a price not less than the fair market value on the date granted.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards (2) ($)	Non-Equity Incentive plan Compensation ($)	Total ($)

K. Mason Conner, President and CEO	2007	232,500	-	-	110,000	-	342,500
	2006	210,000	-	-	-	-	210,000

Jerry T. Kendall, President, Chief Operating Officer (1)	2007	208,300	-	-	132,000	-	340,300
	2006	166,700	-	-	120,000	-	286,700

H. Jay Hill, Executive Vice President - Corporate Development	2007	206,700	-	2,600	44,000	-	253,300
	2006	183,300	-	7,300	-	-	190,600

Michael A. Richard, CFO and Secretary	2007	160,000	-	-	25,000	-	185,000
	2006	125,417	-	-	-	-	125,417

(1)  Effective December 31, 2007, Mr. Kendall ceased to be an officer and director of the Company.

(2)  Assumptions relating to the estimated fair value of stock options granted to Mr. Kendall  during 2006 which we are accounting for in accordance with SFAS 123(R) are as follows:  risk-free interest rate of 3.55%; expected dividend yield 0%; expected option life of 5.0 years; and volatility of 316%.  Assumptions relating to the estimated fair value of stock granted to Messrs. Conner, Hill, and Richard during 2007, which we are accounting for in accordance with SFAS 123(R) are as follows: risk-free interest rate of 3.5%; expected dividend yield 0%; expected option  life of 6.0 years; and volatility between 121% - 124%..  Please see Note 3 to our consolidated financial statements for further discussion of our assumptions relating to the estimated fair value of equity awards.

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

EMPLOYMENT AND OTHER AGREEMENTS

We have entered into employment agreements with K. Mason Conner, our President and Chief Executive Officer, Jerry T. Kendall, who served as our President and Chief Operating Officer through December 31, 2007, H. Jay Hill, our Executive Vice President - Corporate Development, and Michael Richard, our Chief Financial Officer. On June 16, 2004, a written consent was filed with the Company to approve the employment agreements with Messrs. Conner, Hill, and Richard and on April 28, 2005 and again on May 1, 2006, each of these agreements was amended. Following is a summary of the significant terms of each of the employment agreements:

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

Pursuant to the employment agreement, Mr. Conner received a base salary of $150,000 for the period from June 15, 2004 until April 16, 2005, at which time his base salary was increased to $180,000. Effective as of May 1, 2006, Mr. Conner's annual salary was increased to $225,000 and to $236,250 on May 1, 2007. The Board will review his salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning May 1, 2007 and each succeeding year shall not be less than 105% of the salary for the prior year. Mr. Conner is entitled to an incentive bonus based upon the Company's net income. For the 2004 fiscal year, Mr. Conner was paid a bonus equal to 10% of the Company's net income. For the year 2005, the percentage bonus will be 7% of the net income paid in cash and 5% paid in Company shares. The number of Company shares issuable to the Executive shall be based upon the average closing price of the Company's shares for the ten (10) trading days ending on March 31st of the following year. Each year subsequent to 2005, the board will establish the percentages; during 2006 and 2007 the percentages shall not be less than 4% and 2% respectively.

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

JERRY T. KENDALL. Effective December 31, 2007, Mr. Kendall ceased to be an officer and director of the Company.  On March 1, 2006, we entered into an executive employment agreement with Jerry T. Kendall, who had served as a director of the Company from the second quarter of 2005.  The employment agreement provided for Mr. Kendall to serve as our President and Chief Operating Officer for a term of two years from March 1, 2006.  Pursuant to his employment agreement, Mr. Kendall received a base salary of $200,000, which increased to $210,000 on May 1, 2007 pursuant to his employment agreement.  Pursuant to his employment agreement, the Company granted Mr. Kendall options for 4,000,000 shares of its common stock which were to have vested over a five year period and were exercisable during the seven year period after vesting.  Mr. Kendall will also be permitted to continue to participate for the remainder of 2008, at the Company's expense, in all benefit and insurance plans, coverage and programs in which he was participating as of the termination date.  Upon termination, Mr. Kendall vested 25% of the unvested portion of the stock option granted in connection with the agreement and any stock options granted Mr. Kendall prior to the employment agreement, has a modified term of the covenant not to compete equal to the greater of twelve months or the number of months of severance pay granted, and is entitled to receive a series of monthly payments for a period of twelve months, each of which shall be equal to one-twelfth of Mr. Kendall's annual base salary as in effect upon termination.

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

The employment agreement provides for Mr. Hill to receive a base salary of $120,000 until April 16, 2005, at which time his base salary was increased to $150,000. Effective May 1, 2006, Mr. Hill's annual salary was increased to $200,000 and to $210,000 on May 1, 2007.  The Board will review Mr. Hill's salary at annual intervals, and may adjust his annual base salary from time to time as the Board of Directors or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning May 1, 2007 and each succeeding year shall not be less than 105% of the salary for the prior year.

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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2007.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	Exercise	Date	(#)	($)	(#)	($)
				Price
	Exercisable	Unexercisable		($)

K. Mason Conner (1)	100,000	-	-	0.25	5/31/09	-	-	-	-
	31,138	-	-	2.50	8/4/10	-	-	-	-
	34,536	-	-	2.50	10/1/11	-	-	-	-
	-	-	1,719,658	0.19	1/30/14	-	-	-	-
	3,500,000	-	-	0.15	6/15/12	-	-	-	-
	2,000,000	-	-	0.16	12/27/12	-	-	-	-
		-	-

H. Jay Hill (1)	31,138	-	-	2.50	8/4/10	-	-	-	-
	34,536	-	-	2.50	10/1/11	-	-	-	-
	-	-	686,325	0.19	1/30/14	-	-	-	-
	1,500,000	-	-	0.18	8/15/13	-	-	-	-
	1,000,000	-	-	0.10	8/15/13	-	-	-	-
	500,000	-	-	0.15	6/15/12	-	-	-	-
	2,000,000	-	-	0.16	12/27/12	-	-	-	-

Michael A. Richard (1)	150,000	-	-	2.50	2/27/11	-	-	-	-
	-	-	387,500	0.19	1/30/14	-	-	-	-
	650,000	-	-	0.15	6/15/12	-	-	-	-
	250,000	-	-	0.16	12/27/12	-	-	-	-

(1) Except as indicated, these options held by Messrs. Conner, Hill, and Richard are vested in full as of December 31, 2007.

STOCK OPTIONS

The Company has adopted an equity incentive plan (the "2002 Plan") that authorizes the issuance of options to acquire up to 90,000,000 shares of common stock, as amended, to employees and certain outside consultants.  The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code.  Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term. Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.

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

At December 31, 2006, we have outstanding options to purchase 37,230,669 shares of our common stock pursuant to the 2002 Plan and the 1997 Plan.  The number of options under both the 2002 Plan and the 1997 Plan available for grant at December 31, 2007 is approximately 58,000,000 (see Notes to accompanying consolidated financial statements).

DIRECTOR COMPENSATION

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2007.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Jerry T. Kendall	-	-	$41,625

Ricardo A. Salas	-	-	$36,000	-	-	-	-

J. Thomas Zender	-	-	$75,803	-	-	-	-

Assumptions relating to the estimated fair value of stock options granted to Messrs. Kendall, Salas, and Zender during 2007, which we are accounting for in accordance with SFAS 123(R), are as follows: risk-free interest rate of 3.5%; expected dividend yield 0%; expected option  life of 6.0 years; and volatility of 121%.  Mr. Kendall ceased to be a director effective December 31, 2007.  Please see Note 3 to our consolidated financial statements for further discussion of our assumptions relating to the estimated fair value of equity awards.

NARRATIVE DISCLOSURE TO DIRECTOR COMPENSATION TABLE

Members of our board of directors receive no cash compensation for services as a director or for attendance at or participation in meetings. Directors receive options to purchase common stock as compensation for services as a director. In past years, directors have received options to purchase the Company's common stock in consideration for services as a director. There has been no determination made as to the number and exercise price of options, if any, that will be issued to either K. Mason Conner or H. Jay Hill for service during terms following the term that expired on October 5, 2001. Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending meetings. All directors have options to purchase shares of the Company's common stock as set forth in the table in this report. The Company has no other arrangements regarding compensation for services as a director.

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's common stock owned as of February 29, 2008 beneficially by (i) each person who beneficially owns more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company, the executive officers and significant employees of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2007 exceeded $100,000), and (iv) directors, executive officers, and significant employees as a group:

Name of Beneficial	Amount and Nature of	Percent
Owner (1)	Beneficial Ownership (2)	of Class (3) (4) (13)

James Townsend (5)	11,147,720	6.4

C. Alan Williams (6)	64,880,814	37.3

K. Mason Conner (7)	7,709,438	4.4

J. Thomas Zender (8)	1,814,499	1.0

H. Jay Hill (9)	6,431,999	3.7

Ricardo A. Salas (10)	420,000	*

Michael Richard (11)	1,504,167	*

GoSolutions Equity LLC (12)	26,786,840	15.4

All directors, executive officers,
and significant employees as a
group (5 persons)	17,880,103	10.3

*  Less than 1%

(1)  The address of each individual is in care of the Company.
(2)  Represents sole voting and investment power unless otherwise indicated.
(3)  Based on 152,770,913 shares of the Company's common stock outstanding at February 29, 2008, plus, as to each person listed, that portion of the Company's common stock subject to outstanding options, warrants, and convertible debt which may be exercised or converted by such person, and as to all directors and executive officers as a group, unissued shares of the Company's common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options or warrants, or conversion of convertible debt within 60 days of February 29, 2008.
(4)  Excludes 25,631,665 shares reserved for issuance under outstanding options and warrants.
(5)  Includes options to acquire 65,674 shares of common stock at $2.50 per share.
(6)  Includes $171,870 of debt and accrued interest convertible to 1,227,643 shares of common stock at $0.14 per share and warrants to acquire 3,000,000 shares at $0.10 per share.
(7)  Includes 124,106 shares and options to acquire 100,000 shares of common stock at $0.25 per share, options to acquire 65,674 shares at $2.50 per share, options to acquire 1,719,658 shares at $0.19 per share, options to acquire 3,500,000 shares at $0.15 per share, options to acquire 2,000,000 shares at $0.16 per share, and warrants to acquire 200,000 shares at $0.15 per share.
(8)  Includes options to acquire 290,000 shares of common stock at $0.20 per share, options to acquire 66,261 shares at $2.50 per share, options to acquire 918,825 shares at $0.19 per share, and options to acquire 300,000 shares at $0.15 per share.
(9)  Includes options to acquire 65,674 shares at $2.50 per share, options to acquire 686,325 shares at $0.19 per share, options to acquire 1,500,000 shares at $0.18 per share, options to acquire 1,000,000 shares at $0.10 per share, options to acquire 500,000 shares at $0.15 per share, options to acquire 2,000,000 shares at $0.16 per share, and warrants to acquire 350,000 shares at $0.15 per share.

 (10)  Includes options to acquire 400,000 shares of common stock at $0.18 per share.
(11)  Includes options to purchase 150,000 shares of common stock at $2.50 per share, options to purchase 387,500 shares of common stock at $0.19 per share, options to purchase 650,000 shares of common stock at $0.15 per share, and options to purchase 250,000 shares at $0.16 per share.
(12)  The members of GoSolutions Equity LLC are Daniel M. Doyle, Sr., H. Scott Seltzer, Larry C. Morgan, Shaun C. Pope, Tom C. Lokey, and William Thompson Thorn, III.
(13)  Excludes up to 33,500,000 shares of our common stock underlying conversion of our Convertible Series A Preferred Stock issued to Barron Partners, LP ("Barron").  We have entered into an agreement with Barron which provides that Barron will not acquire any additional shares of our common stock in the open market or convert our Convertible Series A Preferred Stock into our common stock or exercise warrants if the effect of such a purchase, exercise or conversion would be to increase Barron's equity ownership position above 4.99%.  Accordingly, because it is not anticipated that Barron will acquire beneficial ownership within the next 60 days or shares of our common stock above 4.99% of our outstanding number of shares of common stock, such securities are excluded from the above table.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2007, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans
approved by security holders	37,230,669	$0.19	57,699,331

Equity compensation plans not
approved by security holders	5,566,000	$0.09	--

Total	42,796,669	$0.18	57,699,331

For a complete description of our equity compensation plans, please refer to Note 7 of our consolidated financial statements as of December 31, 2007, which are filed as Exhibit 99.1 hereto.

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

Description of Related Party Transactions

TBS leases the building that houses substantially all of its operations from Perimeter Center Partners, which is controlled by James L. Campbell and Stephen A. Garner.  Messrs. Campbell and Garner are the former owners of TBS and are significant employees of the Company.  The lease commenced on February 1, 2004 and has a term of six years, as amended, with monthly payments of $6,200 per month.  The Company has executed a Guaranty with respect to the lease.

TBS has a related party capital lease with Perimeter Center Partners for an inserting machine.  The lease commenced on May 19, 2007 and ends on January 31, 2010.  Monthly payments are $1,746.  The Company has executed a Guaranty with respect to the lease.

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

On May 7, 2007, and in connection with the acquisition of TBS, the Company issued 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.04 per share (the estimated fair value on the measurement date).

On May 1, 2006 and in connection with the acquisition of GSI, the Company issued 42,663,879 shares of its restricted common stock to approximately 37 shareholders of GSI.  The shares were valued at $0.10 per share (the estimated fair value on the date of acquisition).

On May 1, 2006 and in connection with the acquisition of TBS, the Company issued 1,100,000 shares of its restricted common stock to each of James L. Campbell and Stephen A. Garner, pursuant to the acquisition agreement.  The shares were valued at $0.11 per share (the estimated fair value on the measurement date).

On June 29, 2006 and in connection with the acquisition of TBS, the Company issued 66,000 shares of its restricted common stock to H. Jay Hill, who is an officer and director of the Company, as a finder's fee.  The shares were valued at $0.11 per share (the estimated fair value on the measurement date).

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

(b) a director who receives, or whose immediate family member receives, payments of more than $120,000 (or one percent of the average of our total assets at year-end for the last three completed fiscal years, whichever is greater) during any period of twelve consecutive months from the Company, except for certain permitted payments, would not be independent for a period of three years after ceasing to receive such amount;

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
2.6

Assets Purchase Agreement dated December 10, 2007 by and between Phoenix Forms, Inc. and DocPath Corp.  Previously filed as Exhibt 2.1 to the Company's Current Report on Form 8-K filed on December 11, 2007. **

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

3.6	Certificate of Amendment of Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company's Current Report on Form 8-K filed on January 20, 2006. **
3.7	Form of Certificate of Incorporation of VillageEDOCS, Inc. Previously filed with the Company's Definitive Information Statement on Schedule 14A filed on May 24, 2007.**
3.8	Form of Bylaws of VillageEDOCS, Inc. Previously filed with the Company's Definitive Information Statement on Schedule 14A filed on May 24, 2007.
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

4.3

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

4.9

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

4.19	Promissory Note to Alexander Riess dated April 15, 2005. Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.20	Promissory Note to William R. Falcon dated April 15, 2005. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.21	Common Stock Purchase Warrant to Alexander Riess dated as of April 1, 2005. Previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.22	Common Stock Purchase Warrant to William R. Falcon dated as of April 1, 2005. Previously filed as Exhibit 4.4 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.23	Note Purchase Agreement dated April 13, 2005 by and between VillageEDOCS and Barron Partners LP. Previously filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.24	Convertible Note to Barron Partners LP dated April 13, 2005. Previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
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

4.27	Stock Purchase Warrant "A" dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.9 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.28	Stock Purchase Warrant "B" dated April 13, 2005 to Barron Partners LP. Previously filed as Exhibit 4.10 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.29	Form of Note Assignment. Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 6, 2005. **
4.30	Form of Promissory Note Modification Agreement. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 6, 2005. **
4.31	Form of Notice of Intent to Exercise Conversion Right. Previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 6, 2005. **
4.32	Notice of conversion by Barron Partners LP dated September 30, 2005. Previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 5, 2005. **
4.33

Form of Convertible Secured Promissory Note by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.19 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.34

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

4.37

Registration Rights Agreement dated as of April 28, 2006 by and among VillageEDOCS and the principal stockholders of GoSolutions, Inc.  Previously filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.38

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

4.43

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

10.2

General Release and Noncompetition Agreement dated February 17, 2004 by James L. Campbell in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.3

Lease Agreement dated February 17, 2004 by and between Perimeter Center Partners and Tailored Business Systems, Inc. previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.4

Employment Agreement dated June 10, 2004 by and between the Company and K. Mason Conner previously filed as Exhibit C to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference. **

10.5

Employment Agreement dated June 10, 2004 by and between the Company and H. Jay Hill previously filed as Exhibit D to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference. **

10.6

Employment Agreement dated June 10, 2004 by and between the Company and Michael Richard previously filed as Exhibit E to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference. **

10.7

Release of Claims Agreement dated as of April 1, 2005 by Alexander Riess in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.8

Release of Claims Agreement dated as of April 1, 2005 by William R. Falcon in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.9

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and K. Mason Conner.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2005. **

10.10

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and H. Jay Hill.  Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2005. **

10.11

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and Michael A. Richard.  Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2005. **

10.12

Executive Employment Agreement, dates as of March 1, 2006, by and between the Company and Jerry T. Kendall.  Previously files as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2006. **

10.13	Amendment No. 2 to Michael Richard Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.11 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
10.14	Amendment No. 2 to H. Jay Hill Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.12 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
10.15	Amendment No. 2 to K. Mason Conner Executive Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.13 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
10.16	Thor Bendickson Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.14 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
10.17

Patent License Agreement, dated as of May 12, 2006, by and between VillageEDOCS and Catch Curve, Inc..  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2006. **

10.18

Office Lease Agreement effective June 1, 2007 by and between the Company and Tustin Avenue Investors, LLC.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2007. **

10.19

Placement Agency Agreement effective October 13, 2006 by and between the Company and Stonegate Securities, Inc.  Previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.20

Engagement Agreement effective July 10, 2007 by and between the Company and GemStone Securities, LLC.  Previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.21

Settlement Agreement dated June 6, 2007 by and among Jeffrey H. Mims, VarTec Telecom, Inc, Excel Telecommunications, Inc., VarTec Solutions, Inc., and GoSolutions, Inc. Previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.22

Form of Loan and Security Agreement dated February 6, 2008 by and between The Private Bank of the Peninsula and each of the Registrant, MessageVision, Inc.,  and Tailored Business Systems, Inc.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2008. **

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference. **
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 31, 2008 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 31, 2008 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 31, 2008 by K. Mason Conner, Chief Executive Officer.***
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 31, 2008 by Michael A. Richard, Chief Financial Officer.***
99.1	VillageEDOCS, Inc. Consolidated Financial Statements For The Fiscal Years Ended December 31, 2007 and 2006 together with Report of Independent Registered Public Accounting Firm.*
*	Filed herewith
**	Previously filed
***	Furnished herewith

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2007 and 2006 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, including procedures related to our acquisition of GSI and Resolutions (iii) services rendered in connection with tax compliance, tax advice, and tax planning, and (iv) all other fees for services rendered.  "All Other Fees" consisted of fees related to our proxy statements, registration statements, SEC comment letters, and press releases.

		2007	2006
		-------------------------	-----------------------------
(i)	Audit Fees	$205,000	$185,000
(ii)	Audit Related Fees	-	40,000
(iii)	Tax Fees	40,000	40,000
(iv)	All Other Fees	-	-
		------------------------	-----------------------------
	Total	$245,000	$265,000
		==============	=================

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, VillageEDOCS, Inc. has caused this Annual Report on Form 10-KSB to be signed on its behalf by the undersigned, thereunto duly authorized.

VillageEDOCS, Inc.
(Registrant)

VillageEDOCS, Inc.

By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer and
Principal Accounting Officer

Date: March 31, 2008

               Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-KSB has been signed by the following persons below on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ K. Mason Conner		March 31, 2008
K. Mason Conner	Director, President, and
Chief Executive Officer

/s/ Michael A. Richard		March 31, 2008
Michael A. Richard	Chief Financial Officer,
Principal Accounting Officer

/s/ J. Thomas Zender		March 31, 2008
J. Thomas Zender	Director,
Chairman of the Board

/s/ Ricardo A. Salas		March 31, 2008
Ricardo A. Salas	Director

/s/ H. Jay Hill		March 31, 2008
H. Jay Hill	Executive Vice President,
Director