Form 10-Q
period 2008-03-31
VILLAGEEDOCS INC
filed 2008-05-15
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

[   ]   TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from_________, 20__, to________, 20__.

Commission File Number: 000-31395

VillageEDOCS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0668917
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

1401 N. Tustin Ave, Ste. 230, Santa Ana, California 92705	(714) 734-1030
(Address of principal executive offices)	(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES	X	NO

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.  (Check One):

Large Accelerated Filer	Accelerated Filer	Non-accelerated filer	Smaller reporting company	X

(Do not check if a smaller
reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES	NO	X

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDINGS DURING THE PRECEDING FIVE YEARS

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13, or 15(d) of the Exchange Act subsequent to the distribution of securities under a plan confirmed by a court.

YES	NO

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 152,770,913 shares of the Registrant's common stock outstanding as of April 30, 2008

i

VillageEDOCS

i

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
	March 31,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 529,370	$ 749,911
Accounts receivable, net of allowance for doubtful
accounts of approximately $39,000 and $49,000, respectively	811,632	899,117
Inventories	29,318	31,988
Prepaid expenses and other current assets	132,356	193,557
Debt issuance costs, net	160,995	-
Total current assets	1,663,671	1,874,573

Property and equipment, net	376,432	379,192
Other assets	47,270	48,611
Goodwill	6,272,457	6,272,457
Other intangibles, net	2,875,518	2,993,449
	$ 11,235,348	$ 11,568,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 581,855	$ 561,845
Accrued expenses	2,236,325	2,491,416
Deferred revenue	474,406	425,636
Capital lease obligation, current	19,008	19,008
Lines of credit	541,260	484,680
Convertible note and accrued interest payable to
related party	173,495	171,870
Total current liabilities	4,026,349	4,154,455

Capital lease obligation, net of current portion	17,272	21,918

Total liabilities	4,043,621	4,176,373

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized -- 48,000,000 shares
Issued and outstanding -- 33,500,000 shares	33,500	33,500
(liquidation preference of $1,675,000)
Common stock, par value $0.0001 per share:
Authorized -- 500,000,000 shares
Issued and outstanding -- 152,770,913 shares	15,277	15,277
Additional paid-in capital	32,692,238	32,397,585
Accumulated deficit	(25,549,288)	(25,054,453)
Total stockholders' equity	7,191,727	7,391,909
	$ 11,235,348	$ 11,568,282
See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended March 31,
	2008	2007
Net sales	$ 3,277,985	$ 3,258,549
Cost of sales	1,373,135	1,193,406
Gross profit	1,904,850	2,065,143
Operating expenses:
Product and technology
development	405,933	476,799
Sales and marketing	444,948	498,399
General and administrative	1,325,126	1,462,310
Depreciation and amortization	181,645	202,571
Total operating expenses	2,357,652	2,640,079
Loss from operations	(452,802)	(574,936)

Interest expense, net of interest income	(66,248)	(27,835)
Other income, net	51,592	7,421
Loss before provision for
income taxes	(467,458)	(595,350)

Provision for income taxes	(27,377)	(4,110)
Loss from continuing operations	$ (494,835)	$ (599,460)

Income from discontinued operations	-	$ 96,698
Net loss	$ (494,835)	$ (502,762)

Basic and diluted loss available to
common stockholders per common share
Loss from continuing operations	$ -	$ -
Income from discontinued operations	$ -	$ -
Loss per share	$ -	$ -

Weighted average shares outstanding -
basic and diluted	150,218,437	147,409,940

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Three Months Ended March 31,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$ (494,835)	$ (502,762)
Adjustments to reconcile net loss to net cash
(used in) operating activities:
Depreciation and amortization	181,645	236,491
(Recovery of) provision for doubtful accounts receivable	(8,923)	5,140
Estimated fair value of stock options issued to
employees for services rendered	69,508	226,575
Estimated fair value of warrants issued to consultants	25,484	-
Common stock issued to employees and non-employees
for services rendered	-	42,500
Amortization of debt discount and debt issuance costs	53,666	3,669
Changes in operating assets and liabilities, net of
acquisitions and divestitures:
Accounts receivable	96,408	(286,259)
Inventories	2,670	25,971
Prepaid expenses and other current assets	7,369	25,415
Other assets	1,341	-
Accounts payable	20,010	(6,437)
Accrued expenses and interest	(203,466)	17,585
Deferred revenue	48,770	102,392
Net cash used in operating activities	(200,353)	(109,720)
Cash Flows from Investing Activities:
Purchases of property and equipment	(60,954)	(44,964)
Cash acquired from sale of PFI	53,832	-
Net cash used in investing activities	(7,122)	(44,964)
Cash Flows from Financing Activities:
Proceeds from lines of credit, net of repayments	56,580	350,000
Cash paid for debt issuance costs	(65,000)	-
Payments on capital lease obligation	(4,646)	(3,057)
Principal payments on notes payable to related parties	-	(30,000)
Principal payments on convertible notes to related parties	-	(200,000)
Net cash (used in) provided by financing activities	(13,066)	116,943
Net change in cash	(220,541)	(37,741)

Cash, beginning of period	749,911	568,819
Cash, end of period	$ 529,370	$ 531,078
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 22,352	$ 23,198
Income taxes	$ 47,400	$ 4,110

continued.

Supplemental Schedule of Noncash Investing	Three Months Ended March 31,
and Financing Activities:	2008	2007

Estimated fair value of warrants issued as debt issuance costs	$ 149,661	$ -
Reclassification of warrant from accrued liabilities to additional
paid-in capital	$ 50,000	$ -

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2008 and 2007

1.          Management's Representation

The accompanying unaudited condensed consolidated financial statements have been prepared by VillageEDOCS, Inc. (the "Company") in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2007, contained in the Company's Annual Report on Form 10-KSB, as filed with the SEC.

2.          Background, Organization and Basis of Presentation

VillageEDOCS, Inc. (the "Company" or "VillageEDOCS") was incorporated in 1995 in Delaware, reincorporated in California in 1997, and reincorporated in Delaware in September 2007. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company.  In connection with the reorganization, the Company formed MessageVision, Inc. ("MVI") on October 25, 2004.  Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions ("PFI" or "Resolutions"), which it subsequently sold effective December 1, 2007.  Effective May 1, 2006, the Company acquired GoSolutions, Inc. ("GSI").  GSI provides enhanced voice and data communications services including speech-driven messaging, unified communications, and audio conferencing applications. The unaudited condensed consolidated financial statements include the accounts of the Company and those of MVI, TBS, Resolutions, and GSI, its wholly owned subsidiaries, since October 25, 2004, February 17, 2004, April 1, 2005, and May 1, 2006, respectively.   The results of operations of Resolutions are included in discontinued operations for the three months ended March 31, 2007.  See Note 5 for additional information regarding the accounting for Resolutions as a discontinued operation.  All significant inter-company transactions and balances have been eliminated in consolidation.

3.          Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception, and has a working capital deficit ($2,362,678 as of March 31, 2008).  The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns GSI, TBS and MVI.

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

The Company believes it will have adequate cash and available borrowing under its lines of credit to maintain operations until it achieves sustained profitability.  However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings.  The Company's operations used net cash during the first three months of 2008.  Should such cash flows continue to decrease for any reason, management plans to obtain debt and equity financing from new and existing stockholders.    There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

These factors raise substantial doubt about the Company's ability to continue as a going concern.  The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

4.           Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related Information." SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's four reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2008, the Company operated in the following four reportable segments (see Note 10):

(a)  Electronic document delivery services,

(b)  Government accounting solutions,

(c)  Integrated communications, and

(d)  Corporate.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At March 31, 2008 and December 31, 2007, the Company has recorded an allowance for doubtful accounts of approximately $39,000 and $49,000, respectively.

For the three months ended March 31, 2008 and 2007, independent representatives of one enterprise accounted for approximately 29% and 27% of total revenues, respectively.

No single customer accounted for more than 10% of accounts receivable at March 31, 2008 or December 31, 2007.

At March 31, 2008 and December 31, 2007, the Company had amounts on deposit with financial institutions in excess of the federally insured limits of $100,000, which approximated $221,000, and $410,000, respectively.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, inventories, recoverability of long-lived assets, and valuation of stock options, warrants, and deferred taxes.  Actual results could differ from those estimates.

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

The Company has adopted Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as well as SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions."  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue generated by TBS and Resolutions (through the date of disposal - see Note 5), allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Revenue from subscription agreements consists of fixed monthly fees and usage charges, generally based on per minute rates.  Subscription agreement revenue related to MVI and GSI usage service charges are billed monthly in arrears and the associated revenues are recognized in the month of service. Recurring charges for the GoSolo (TM) platform are billed in advance on a monthly basis and recorded as deferred revenues. The Company recognizes subscription agreement revenue ratably over the service period, which management believes approximates the actual provision of services. Professional service fee revenue consists of consulting fees charged to enterprise clients for GoSol(TM) platform enhancements. The Company recognizes professional service fee revenue on a time and materials basis over the service period, which management believes approximates the actual provision of services.  Wholesale enhanced voicemail services consists of fees charged to telecommunications providers for use of the GoSolo(TM) platform to provide their customers with hosted electronic voicemail, billed monthly in arrears and the associated revenues are recognized in the month of service.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of MVI's internet-enabled fax services and web site, TBS's government accounting software, and GSI's communications services.  Product and technology development costs are expensed as incurred.

Risks and Uncertainties

The Company operates in industries that are subject to intense competition, government regulation and rapid technological change.  The Company's operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an expanding business, including the potential risk of business failure.

Fair Value of Financial Statements

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable, accrued expenses, capital lease obligations and debt instruments. Pursuant to SFAS No. 157, Fair Value Measurements , the fair value of the Company's cash equivalents and investments in marketable securities is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the carrying values of all other financial instruments approximate their current values due to their nature and respective durations.

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, approximately 2,657,000 and 1,200,000 of potentially dilutive shares as of March 31, 2008 and 2007, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Software Development Costs

The Company capitalizes software development costs pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized costs consist of direct costs and allocated overhead associated with the development of the software products.  Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years.  The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.  At March 31, 2008, management determined that no impairment existed.

Stock-Based Compensation

At March 31, 2008, the Company had two stock-based compensation plans.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.  In March 2005, the United States Securities and Exchange Commission ("SEC" or "Commission") issued Staff Accounting Bulletin ("SAB") No. 107 Share-Based Payment ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three months ended March 31, 2008 and 2007 were based on historical forfeiture experience and estimated future employee forfeitures.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three months ended March 31, 2008 and 2007.

Description of Plans

The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of March 31, 2008, the Company is authorized to issue up to 95,000,000 shares under these plans and has approximately 56,000,000 shares available for future issuances.

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

	Three Months Ended
	March 31,
	2008	2007
Stock options:
Expected term (in years)	6.0	5.0
Expected volatility	273%	360%
Risk-free interest rate	2.67%	4.86%
Expected dividends	-	-

A summary of option activity as of March 31, 2008 and changes during the three months then ended, is presented below:

	March 31, 2008
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2008	37,230,669	$0.21
Options granted	3,165,000	$0.12
Options forfeited	(1,456,812)	$0.16
Options exercised	-	$ -
Options outstanding at March 31, 2008	38,938,857	$0.18	5.3	$ -
Options vested or expected to vest at March 31, 2008	36,614,560	$0.21	5.4	$ -
Options exercisable at March 31, 2008	28,734,826	$0.23	4.9	$ -

The weighted average grant date fair value of options granted during the three months ended March 31, 2008 was $0.04 per option.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of March 31, 2008, there was approximately $641,747 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.5 weighted average years. The total fair value of vested options issued to employees and directors during the three months ended March 31, 2008 and 2007 was $69,508 and $226,575, respectively, net of an estimated forfeitures, which was recorded as general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

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

The Company performed an impairment test on goodwill as of March 31, 2008.  Based on its analysis as of March 31, 2008, the Company's management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of goodwill in the future.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5).  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At March 31, 2008, management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of March 31, 2008, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the three months ended March 31, 2008 and 2007 were insignificant.

New Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008.  In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b- Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial staements on a recurring basis (at least annually).  We are currently evaluating the effect of FAS 157 on our financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities , applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 effective January 1, 2008.  The adoption of this pronouncement did not have, and is not expected to have, material effect on the Company's unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations.

Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company's present or future consolidated financial statements.

5.            Discontinued Operations, Dispositions, and Intangible Assets

Discontinued Operations and Disposition of Resolutions

On December 10, 2007, the Company sold substantially all of the assets of its wholly-owned subsidiary Phoenix Forms, Inc. dba Resolutions to DocPath Corp. for $970,000 in cash, plus the cancellation of 10,000,000 warrants previously issued with an exercise price of $0.15 per share.  The warrants were originally issued to Alexander Riess and William Falcon as consideration in the acquisition of Phoenix Forms, Inc. by VillageEDOCS, Inc. in April 2005 and were valued at $553,000 on the date of cancellation (see below).

The Company's Board of Directors approved the disposal of the assets on December 7, 2007 as part of a strategy to reduce debt and focus on growth at the remaining business units and growth by acquisition.  The Company used $845,005 of the proceeds from the asset sale to retire a commercial note with a bank on December 11, 2007.

The purchaser assumed substantially all of the employment agreements of Phoenix Forms, Inc., its office lease, accounts payable, and certain other accrued liabilities and contracts as stipulated by the Assets Purchase Agreement.  Accordingly, the Company does not expect to incur significant future cash expenditures in connection with the disposal.

In 2007 and in connection with the disposal, the Company recorded a loss from discontinued operations of $1,625,424, net of tax of $485,000.  Such loss included income from PFI's operations of $264,099 before income taxes and a loss on the disposal of approximately $1,404,523 (which consisted of net proceeds of $926,835 (net of $43,165 of expenses), plus the fair value of the cancelled warrant of approximately $553,000, less the net assets sold of $2,884,358, which includes the carrying value of goodwill and certain intangible assets with a carrying value of $3,019,916 at the time of disposition, which were written off and $35,493 of cash retained by the seller.  The Company received $873,003 in December 2007 and the remaining $53,832 in January 2008.

In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets, the operations associated with this transaction have been classified as income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three months ended March 31, 2007.

Discontinued operations' results were as follows:

Three months ended March 31,
2007
Results of discontinued operations:
Net sales	$561,661

Income before income taxes	$96,698

Gain on sale of discontinued operations:
Sales price, net	-

Gain on sale	-

Income from discontinued operations before income taxes	$96,698
Income taxes	-

Income from discontinued operations	$96,698

Other Intangible Assets

On May 12, 2006, the Company entered into a Patent License Agreement (the "License Agreement") with Catch Curve, Inc. ("Catch Curve").  Pursuant to the License Agreement, Catch Curve granted the Company a worldwide, non-exclusive, non-divisible, fully paid-up license to use certain patented technology in connection with any facsimile products or services made or sold by the Company or its subsidiaries.  The Company is obligated to make aggregate license payments of $600,000 over a period of up to thirty-two months beginning on May 12, 2006, at which time no further payments are required under the License Agreement.   License payments of $180,000 are due in each of the years ended December 31, 2007 and 2008. The License Agreement stipulates that $350,000 of the total license fee is attributable to sales of products and services prior to the date of the License Agreement.  The remainder of $250,000 is attributable to sales of products and services subsequent to the date of the License Agreement. Accordingly, on May 12, 2006, the Company recorded an intangible asset in the amount of $250,000.  The intangible asset is being amortized over 58 months, the current remaining life of the patents covered by the License Agreement.  During the three months ended March 31, 2008, the Company made license payments of $45,000 under the License Agreement.  At March 31, 2008 and December 31, 2007, the unpaid balance due was $135,000, and $180,000, respectively.  In accordance with the terms of the License Agreement, the Company has classified the total amount due as a current liability on the accompanying condensed consolidated balance sheets.

Other intangibles consist of the following as of March 31, 2008:

	Estimated Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(96,982)	$153,018

TBS:
Customer list	Ten	$500,000	$(206,250)	$293,750
Trade name	Five	50,000	(41,250)	8,750
		550,000	(247,500)	302,500

GSI:
Customer relationships	Ten	2,200,000	(421,667)	1,778,333
Technology	Five	490,000	(187,833)	302,167
Trade names and marks	Ten	420,000	(80,500)	339,500
		3,110,000	(690,000)	2,420,000

Total other intangible assets		$3,910,000	$(1,034,482)	$2,875,518

Amortization of other intangible assets was $117,931 and $139,319 during the three months ended March 31, 2008 and 2007, respectively.  During the three months ended March 31, 2008, the Company did not acquire or dispose of any intangible assets.

Other intangible assets consist of the following as of December 31, 2007:

	Estimated Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(84,051)	$165,949

TBS:
Customer list	Ten	$500,000	$(193,750)	$306,250
Trade name	Five	50,000	(38,750)	11,250
		$550,000	$ (232,500)	$ 317,500
GSI:
Customer relationships	Ten	$2,200,000	$(366,667)	$1,833,333
Technology	Five	490,000	(163,333)	326,667
Trade names and marks	Ten	420,000	(70,000)	350,000
		$3,110,000	$(600,000)	$2,510,000

Total other intangible assets		$3,910,000	$(916,551)	$2,993,449

6.           Debt

               Bank Lines of Credit

On February 6, 2008, the Company and The Private Bank of The Peninsula ("Bank") entered into an agreement for an asset based line of credit (the "Line").  The Bank's maximum commitment amount for the Line is $1.5 million.  Advances will generally be limited to 85% of eligible domestic accounts receivable.  The interest rate is floating and is calculated at Wall Street Journal prime rate plus 3% on the cash borrowed.  Interest on outstanding borrowings is payable monthly.

A facility fee of $15,000 was paid to the Bank in connection with the Line.  A finder's fee in the amount of $50,000 was paid by the Company to Dragonfly Capital Partners LLC ("Dragonfly").  The Company recorded the finders' fees as debt issuance costs in the accompanying unaudited condensed consolidated balance sheet at March 31, 2008, and amortized $16,251 to interest expense during the three months then ended.  In addition, the Company issued the Bank and Dragonfly warrants to purchase shares of its common stock (see Note 7).

Outstanding advances under the Line are secured by a first lien position on all of the Company's accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on its inventory, intellectual property, and equipment.  As of March 31, 2008 and December 31, 2007, there were outstanding borrowings of $65,000, and $0, respectively, on the Line and the Company was in compliance with all loan covenants.

Effective September 30, 2006, VillageEDOCS obtained a $500,000 revolving line of credit ("VEDO RLOC") with Bank of America.  The VEDO RLOC is guaranteed by a shareholder of the Company.  Interest on outstanding borrowings is payable monthly at an annual rate of interest equal to LIBOR plus 2%.  As of March 31, 2008 and December 31, 2007, there were outstanding borrowings of $476,260, and $484,680, respectively, on the VEDO RLOC and the Company was in compliance with all loan covenants.

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit ("TBS RLOC)" with BB&T.  The TBS RLOC is guaranteed by the assets of TBS.  Interest on outstanding borrowings is payable monthly at a variable annual rate equal to the financial institution's prime rate in effect.  As of March 31, 2008 and December 31, 2007, there were no outstanding borrowings under TBS RLOC and the Company was in compliance with all loan covenants.

C. Alan and Joan P. Williams

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum.  During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of the Company's common stock.   The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2009; 2) acquisition of a controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share.  As an incentive for Mr. and Mrs. Williams to provide the loan, the Company issued them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.  In connection with the issuance of the note, the Company recorded a debt discount of $730,000, consisting of an embedded put option of $280,000 and the fair value of the warrant of $450,000, which were recorded as derivative liabilities upon note issuance and subsequently reclassified to additional paid-in capital.  The Company amortized the discount using the effective interest method through October 31, 2007.

During the three months ended March 31, 2008 and 2007, $0 and $3,669, respectively, of interest expense was recognized in connection with the amortization of debt discount related to these notes.

At March 31, 2008, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $108,495 in unpaid interest.

At December 31, 2007, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $106,870 in unpaid interest.

Interest Expense

Interest expense recognized on all lines of credit and the related party convertible note payable was $23,977 and $28,491 during the three months ended March 31, 2008 and 2007, respectively.  Interest expense during the 2008 and 2007 quarters included non-cash charges of $53,666 and $3,669, respectively, related to amortization of debt discount and debt issuance costs.

7.           Stockholders' Equity

a.        Common and Preferred Stock

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

The Company issued no shares of its common or preferred stock during the three months ended March 31, 2008.

b.       Stock Options

During the three months ended March 31, 2008, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  2,075,000 shares at $0.15 per share and 1,090,000 shares at $0.05 per share.  All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through March 2015.  During the three months ended March 31, 2008, options to purchase 1,456,812 shares were forfeited due to their expiration.

c.        Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

In consideration for the Line, (see Note 6) the Company issued the Bank an immediately exercisable warrant to purchase 75,000 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2018.  The warrants were valued using the Black-Scholes option pricing model at $4,500 and were recorded as debt issuance cost in the accompanying condensed consolidated balance sheet at March 31, 2008.  The Company is amortizing such cost over the one-year life of the related debt instrument.  During the three months ended March 31, 2008, the Company recorded $1,125 of interest expense in the accompanying unaudited condensed consolidated statements of operations.

As a finder's fee for the Line (see Note 6), the Company issued Dragonfly an immediately exercisable warrant to purchase 2,419,355 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2013.  The warrants were valued using the Black-Scholes option pricing model at $145,161 and were recorded as debt issuance cost in the accompanying condensed consolidated balance sheet at March 31, 2008.  The Company is amortizing such cost over the one-year life of the related debt instrument.  During the three months ended March 31, 2008, the Company recorded $36,290 of interest expense in the accompanying unaudited condensed consolidated statements of operations.

On February 8, 2008, the Company issued Agile Equity LLC an immediately exercisable warrant to purchase 653,214 shares of its restricted common stock at $0.077 per share through February 8, 2009 in consideration for consulting services rendered in connection with acquisition due diligence.  During the year ended December 31, 2007 and the three months ended March 31, 2008, the Company expensed consulting fees of $50,000 and $484, respectively, in accordance with the timing of the services performed.

On October 1, 2007, and in connection with a retainer agreement dated September 15, 2007, the Company issued a warrant to purchase 2,000,000 shares of its common stock at $0.05 per share (fair value on the measurement date) to a consultant in consideration for public relations services.  The warrants are exercisable over a five year period from date of grant.  The warrants were valued using the Black-Scholes option pricing model, were valued at $100,000, and will be recorded as general and administrative expense in the Company's statements of operations over the twelve month vesting period that began on September 15, 2007.  During the three months ended March 31, 2008, the Company recorded $25,000 of such expense in the accompanying unaudited condensed consolidated statements of operations.

8.           Commitments and Contingencies

Leases

The Company leases certain property and equipment under operating lease agreements (including three related party leases - see Note 9) which expire on various dates through 2012 and provide for monthly lease payments ranging from $108 to $12,653.

The Company also leases equipment under a related party capital lease agreement which expires in January 2010 and provides for a monthly lease payment of $1,746.

Rent expense for the three months ended March 31, 2008 and 2007 was $117,981 (including $69,667 of related party rent) and $95,826 (including $56,558 of related party rent), respectively.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of California, Florida, and Georgia.  These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities.  In connection with the Company's acquisition of TBS, the parties have agreed to indemnify each other from claims relating to the acquisition agreement to a maximum of $1,500,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement.  In connection with the Company's acquisition of GSI, the parties have agreed to indemnify each other from claims relating to the acquisition agreement.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying unaudited condensed and consolidated balance sheets, respectively.

9.           Related Party Transactions

The Company has borrowed significantly from related parties, issued a significant number of options and warrants to related parties, and issued a significant number of shares of its common stock to related parties upon conversion of convertible promissory notes payable as described more fully in Notes 6 and 7.

TBS has a related party operating lease with Perimeter Center Partners for the rental of the land and building occupied by TBS.  The lease, as amended, commenced on February 1, 2004 and has a term of six years, with monthly payments of $6,200.  The Company has executed a Guaranty with respect to the lease.  Perimeter Center Partners is owned by Stephen A. Garner and James L. Campbell, who are significant employees of the Company and the former owners of TBS.

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

10.           Segment Reporting

The Company's operations are classified into four principal reportable segments that provide different products or services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.  The Company operates in the following four reportable segments:

(a)  Electronic document delivery services,
(b)  Government accounting solutions,

(c)  Integrated communications, and

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with accounting principles generally accepted in the United States of America:

	Three Months	Three Months
	ended / As of	ended
	March 31,	March 31,
	2008	2007

Net revenue from external customers:

Electronic document delivery	$686,888	$773,248
Government accounting solutions	1,162,941	1,066,427
Integrated communications	1,428,156	1,418,874
Corporate	-	-
Total net revenue from
external customers:	$3,277,985	$3,258,549

Operating income (loss) from continuing
operations:
Electronic document delivery	$53,031	$132,764
Government accounting solutions	98,008	143,798
Integrated communications	80,692	58,462
Corporate	(684,533)	(909,960)
Total operating loss from continuing operations:	$(452,802)	$(574,936)

Depreciation and amortization:

Electronic document delivery	$19,204	$13,003
Government accounting solutions	25,270	28,071
Integrated communications	124,048	148,567
Corporate	13,123	12,930
Total depreciation and amortization:	$181,645	$202,571

Interest expense, net of interest income:

Electronic document delivery	$-	$-
Government accounting solutions	(591)	-
Integrated communications	146	152
Corporate	(65,803)	(27,987)
Total interest expense, net of interest income:	$(66,248)	$(27,835)
continued.

	Three Months	Three Months
	ended / As of	ended
	March 31,	March 31,
	2008	2007
Loss from continuing operations:

Electronic document delivery	$39,957	$132,764
Government accounting solutions	97,417	150,098
Integrated communications	100,148	58,951
Corporate	(732,357)	(941,273)
Total loss from continuing operations:	$(494,835)	$(599,460)

Identifiable assets:

Electronic document delivery	$739,266
Government accounting solutions	3,735,067
Integrated communications	6,406,940
Corporate	354,075
Total identifiable assets:	$11,235,348

Capital expenditures:

Electronic document delivery	$17,279	$21,064
Government accounting solutions	-	12,266
Integrated communications	43,675	10,661
Corporate		-
Total capital expenditures:	$60,954	$43,991

ITEM 2 - MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTIFICATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to put undue reliance on any forward-looking statements.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.  For important additional and specific information regarding these statements, we strongly urge you to refer to the caption below entitled "CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS" and the caption entitled "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" which can be found in Item 6. Management's Discussion and Analysis or Plan of Operation of the Annual Report on Form 10-KSB filed with the U.S. Securities and Exchange Commission ("SEC") on March 31, 2008.

The Company's Internet website address is www.villageedocs.com.  The Company's annual reports on Form 10-KSB, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available free of charge on the Company's website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

INTRODUCTION

The following Management's Discussion and Analysis or Plan of Operations ("MD&A") is intended to help the reader understand VillageEDOCS.  MD&A is presented in the following six sections:

          Business Overview

          Critical Accounting Policies and Estimates

          Results of Operations

          Liquidity and Capital Resources

          Cautionary Information About Forward-Looking Statements, and

          Recent Accounting Standards and Pronouncements

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated balance sheet as of March 31, 2008, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2008 and 2007, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2008 and 2007, and the related notes thereto as well as the audited consolidated financial statements of the Company for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

In MD&A, we use "we," "our," "us," "VillageEDOCS," and "the Company" to refer to VillageEDOCS, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise.  Amounts and percents in tables may not total due to rounding.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. The Company cautions readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results for the remainder of 2008 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

Our Internet web site address is www.villageedocs.com.  Our annual reports on Form 10-KSB, quarterly reports on Form 10-Q, and current reports of Form 8-K, and all amendments thereto, are available free of charge on our website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.  The information on our web site is not incorporated by reference in this quarterly report on Form 10-Q.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2007 consolidated financial statements, we have suffered recurring losses from operations and have a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Our business and results of operations are affected by a wide variety of factors, as we discussed under the caption "Certain Factors That May Affect Future Results" in Item 6. Management's Discussion and Analysis or Plan of Operations of our Annual Report on Form 10-KSB filed with the SEC on March 31, 2008 and elsewhere in this report, which could materially and adversely affect us and our actual results.  As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

Effective December 1, 2007, we sold Resolutions.  Our Board of Directors approved the disposal of the assets and liabilities on December 7, 2007 as part of a strategy to reduce debt and focus on growth at the remaining business units and growth by acquisition.  We closed the transaction on December 10, 2007.  The sale of Resolutions in 2007 will cause our results of operations for 2008 to vary significantly from those reported for the first three quarters of 2007 due to the classification of Resolutions as discontinued operations.   See Note 5 to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information regarding the accounting for this segment as discontinued operations.

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

BUSINESS OVERVIEW

General

We have been in business since 1995.  From inception until September 7, 2007, we were a California corporation.  As the result of a merger into our wholly-owned Delaware subsidiary, we became a Delaware corporation.  In 2003, we implemented a strategy to acquire profitable companies to improve our ability to bring new service offerings more rapidly, provide surgical market penetration, and accelerate our growth.  Building on the MVI foundation, we acquired TBS in 2004.  In 2006, we acquired GSI.

We operate three subsidiaries.  MVI provides a Software as a Service ("SaaS") offering that remotely prints critical business documents such as orders, invoices, just-in-time manufacturing documents, and medical claims.  Additionally, MVI receives fax documents for clients and then delivers the documents electronically via the internet.  GSI provides a SaaS full-featured virtual office product fully integrated into its clients' business processes with unified messaging, a conferencing bridge, automated call routing/forwarding and online address book.  TBS specializes in fully featured municipal business management systems for local and county government, either SaaS or customer premise software, including printing and mailing of tax and utility bills.  From April 2005 through November 2007, Resolutions sold and operated our e-forms, archiving, imaging, and workflow products and services.

We provide services that range from document management, email, faxing, and unified messaging to physical printing and mailing.  The information we move for clients includes medical reports, orders, invoices, employment verifications, and documents related to just-in-time manufacturing, mortgage, and insurance.

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
  per item and flat fee charges for volume printing and mailing services to governmental entities;
  fees for professional services such as custom application development;

  wholesale enhanced voicemail services;
  the sale of licenses for proprietary software and third party software;
  fees for maintenance and support agreements;
  fees for training and installation services; and
  sales of third party computer hardware; and

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

Our target markets include Financial Services, Healthcare, Manufacturing, and Local Government, and we serve approximately 900 active clients with over 25,000 users.

While we do have some sources of non-recurring revenue, such as hardware sales and third party software, we focus on developing and maintaining sources of monthly recurring revenue, such as providing subscribers with solutions for their critical day to day business processes for the movement of business information.

Key Items in First Three Months of 2008

  Consolidated net revenue for the three months ended March 31, 2008 increased by less than 1% over the 2007 period.  While revenue at TBS increased by 9%, GSI revenue increased by just 1% and revenue at MVI decreased by 11% compared to the three months ended March 31, 2007;

  Gross margin dipped to 58% compared to 63% in the 2007 quarter due to a combination of sales mix differences and increases in sales commission and telephony costs at TBS and MVI;

  Operating expenses decreased by 11% compared to the prior year quarter.  Consolidated operating expenses during the 2008 quarter were 72% of sales compared to 81% of sales in the 2007 quarter;

  Operating expenses decreased at Corporate (-25%), MVI (-8%), TBS (-4%), and GSI (-1%);

  Net income increased significantly at GSI to $100,148 compared to $58,951 for the first three months of 2007;

  Borrowings on our lines of credit during the quarter were $65,000, compared to $350,000 during the 2007 quarter; and

  Received additional cash proceeds of $53,832 from the sale of Resolutions.

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
  Archival Storage;
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

Capital Formation

During the remainder of 2008, we are actively seeking additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders.  Although we believe we will generate adequate cash to sustain operations at current levels in conjunction with borrowings from our operating lines of credit, we will require additional funding to invest in resources that will enable us to operate profitably on a consistent, month-over-month basis.  In addition, we may be required to repay certain of our debt instruments in which case we will require additional funding.  We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to achieve or maintain profitable operations.

In spite of the impact of new laws, regulations, and accounting pronouncements that have significantly increased our cost of operating as a public company, we intend to contain general and administrative costs where possible.  However, we expect to incur significant costs during the remainder of 2008 and in 2009 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including new infrastructure required to improve our internal controls over financial reporting.  Should additional growth capital become available during 2008, we intend to direct the capital toward increasing sales and marketing while holding down costs for non-essential general and administrative as well as product and technology expenses to the extent possible.

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

Capital Resources

We believe that current and future available capital resources, including the net proceeds from sale of our products and services, will be sufficient to fund our operations at current levels for the foreseeable future, but will be insufficient to allow us to repay our debt.  We believe that it is desirable to maintain greater cash reserves than we have in prior periods.  The exact amount of funds that we will require will depend upon many factors, and it is likely that we will require additional financing.  Such sources of financing could include capital infusions, additional equity financing, or debt offerings.  In addition, since our revenues and cash flows have historically been subject to seasonality, we believe that it is important to secure greater access to short term borrowing facilities, such as operating lines of credit.  There can be no assurance that additional funding or borrowing facilities will be available to us on acceptable terms, if at all.  There can be no assurance that additional funds, if raised, would enable us to achieve or maintain profitable operations.  The inability to secure new sources of working capital during the remainder of 2008 or 2009 could have a material adverse effect on our business, financial condition and results of operations.

Critical Accounting Policies and estimates

In preparing our consolidated financial statements, we make estimates, assumptions and judgments that can have a significant effect on our revenues, income/loss from operations, and net income/net loss, as well as on the value of certain assets on our consolidated balance sheet.  There were no significant changes in critical accounting policies or estimates from those at December 31, 2007.

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

Three Months Ended March 31, 2008 Compared to Three Months Ended March 31, 2007

Net Revenue from External Customers

Net revenue from external customers for the three months ended March 31, 2008 was $3,277,985, less than a 1% increase over net revenue for the prior year quarter of $3,258,549.

For the three months ended March 31, 2008, GSI, TBS, and MVI generated 44%, 35% and 21% of our net revenue, respectively.  For the three months ended March 31, 2007, GSI, TBS, and MVI generated 43%, 33% and 24% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months Ended	Three Months Ended	Variance
	March 31, 2008	March 31, 2007	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$686,888	$773,248	$(86,360)	-11%
Government accounting solutions	1,162,941	1,066,427	96,514	9%
Integrated communications	1,428,156	1,418,874	9,282	1%
Corporate	-	-	-
Total net revenue from external customers	$3,277,985	$3,258,549	$19,436	1%

Revenue increased 9% at TBS due to increases in revenue from support services and printing.  These increases were partially offset by decreases in software which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue increased 1% at GSI due to increases in revenue from user subscription agreements and professional service fees revenue, which were offset by decreases in sales to corporate clients.

Revenue decreased 11% at MVI due to a decrease in inbound revenue as a result of mortgage industry customer attrition and, to a lesser extent, a reduction in supplemental services revenue.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Three Months Ended	Three Months Ended	Variance
	March 31, 2008	March 31, 2007	Amount	Percent

Cost of sales:

Electronic document delivery services	$298,857	$275,422	$23,435	9%
Government accounting solutions	755,713	601,443	154,270	26%
Integrated communications	318,565	316,541	2,024	1%
Corporate	-	-	-
Total cost of sales:	$1,373,135	$1,193,406	$179,729	15%

Cost of sales for the three months ended March 31, 2008 were $1,373,135 as compared to the $1,193,406 reported during the 2007 quarter.  Total cost of sales during the 2008 quarter represented 42% and 37% of net sales during 2008 and 2007 quarters, respectively.

Cost of sales for MVI for the three months ended March 31, 2008 represented 44% of MVI's net sales as compared with 36% in the 2007 quarter.  This increase is attributable to increased telephony costs.

Cost of sales for TBS for the three months ended March 31, 2008 represented 65% of TBS' net sales as compared with 56% in the 2007 quarter.  The increased costs at TBS were attributable to an increase in sales commissions as well as the reallocation of staff resources which increased operations staff costs and correspondingly reduced administrative staff expenses.

Cost of sales for GSI for the three months ended March 31, 2008 represented 22% of GSI's net sales as compared with 22% in the 2007 quarter.  Telephony charges were up slightly; however, the increases were offset by reduced staff costs.

Gross Profit

Gross profit for the three months ended March 31, 2008 decreased 8% to $1,904,850 as compared to $2,065,143 for the 2007 quarter.  The decrease in the 2008 quarter of $160,293 resulted from decreases of $109,795 and $57,756 from MVI and TBS, respectively, which were partially offset by an increase of $7,258 from GSI.  Gross profit margin for the 2008 and 2007 quarters was 58% and 63%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Three Months Ended	Three Months Ended	Variance
	March 31, 2008	March 31, 2007	Amount	Percent

Operating expenses

Electronic document delivery services	$335,000	$365,062	$(30,062)	-8%
Government accounting solutions	309,220	321,186	(11,966)	-4%
Integrated communications	1,028,899	1,043,871	(14,972)	-1%
Corporate	684,533	909,960	(225,427)	-25%
Total operating expenses:	$2,357,652	$2,640,079	$(282,427)	-11%

During the three months ended March 31, 2008, the operating expenses of Corporate were $684,533, a decrease of $225,427 (-25%) compared to the 2007 quarter as a result of decreased compensation and accounting expenses.  These decreases were offset by increases in legal fees and recruiting fees. Operating expenses in the 2008 quarter included $69,508 in compensation expense related to the vesting of stock options, compared to $226,575 in the 2007 quarter.

During the three months ended March 31, 2008, MVI's operating expenses were $335,000, a decrease of $30,062 (-8%) compared to the 2007 quarter.  Product and technology development decreased $45,617 (-29%) as a result of reduced staffing.  Sales and marketing decreased by $29,263 (-27%) as a result of reduced staff expenses and advertising.  General and administrative increased by $38,617 (+47%) due to increased rent and recruiting fees as offset by decreased bad debt charges.  Depreciation and amortization expense increased $6,201 (+48%).

During the three months ended March 31, 2008, operating expenses at TBS were $309,220, a decrease of $11,966 (-4%) compared to the 2007 quarter.  Product and technology development decreased $43,279 (-56%) due to reduced staffing.  Sales and marketing increased by $32,173 (+52%) due to one additional sales staff and increased marketing expenses.  General and administrative increased by $1,941 (+1%).  Depreciation and amortization expenses decreased by $2,801 (-10%).

During the three months ended March 31, 2008, GSI incurred $1,028,899 of operating expenses, a decrease of $14,972 (-1%) compared to the 2007 quarter.  Product and technology development increased $18,030 (+8%) due to increased staffing costs.  Sales and marketing decreased $85,449 (-27%) due to decreased sales management staff expense and commission expense, as offset by increased outside marketing services.  General and administrative increased by $76,966 (+23%) due to staff restructuring costs and increased credit card processing fees.  Depreciation and amortization expenses decreased by $24,519 (-17%).

Operating Loss

As a result of the foregoing, the Company reported an operating loss for the three months ended March 31, 2008 of $452,802, compared to an operating loss of $574,936 for the three months ended March 31, 2007.

The following is a comparison of the components of consolidated income from operations:

	Three Months Ended	Three Months Ended	Variance
	March 31, 2008	March 31, 2007	Amount	Percent

Operating income (loss):

Electronic document delivery services	$53,031	$132,764	$(79,733)	-60%
Government accounting solutions	98,008	143,798	(45,790)	-32%
Integrated communications	80,692	58,462	22,230	38%
Corporate	(684,533)	(909,960)	225,427	-25%
Total operating income (loss)	$(452,802)	$(574,936)	$122,134	21%

Each of GSI and Corporate reported a significant improvement in operating income (loss) compared to the prior year quarter.  However, these improvements were offset by reduced operating income at TBS and MVI.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2008 increased by $38,413 to $66,248 from the $27,835 reported in the 2007 quarter.  The most significant factor in the increase was amortization of debt issue costs incurred in connection with finders' fees for a new operating line of credit.

Other Income, net

Other income, net for the three months ended March 31, 2008 was $51,592 compared to other income, net of $7,421 reported in the 2007 quarter.  In each of the quarters, we recorded other income and expense related to settlement of liabilities related to prior years.

Discontinued Operations

For the three months ended March 31, 2007, income from discontinued operations was $96,698, and included the results of operations of PFI, our electronic forms segment.  See Note 5 to our unaudited condensed consolidated financial statements contained elsewhere in this Report for additional information related to discontinued operations.

Net Loss

As a result of the foregoing, net loss for the three months ended March 31, 2008 was $494,835, or $0.00 per share, compared to a net loss of $502,762, or $0.00 per share, for the three months ended March 31, 2007 on weighted average shares of 150,218,437 and 147,409,940, respectively.

The following is a comparison of the components of consolidated net loss:

	Three Months Ended	Three Months Ended	Variance
	March 31, 2008	March 31, 2007	Amount	Percent

Net income (loss):

Electronic document delivery services	$39,957	$132,764	$(92,807)	-70%
Government accounting solutions	97,417	150,098	(52,681)	-35%
Integrated communications	100,148	58,951	41,197	70%
Corporate	(732,357)	(941,273)	208,916	22%
Discontinued operations	-	96,698	(96,698)	-100%
Total net loss	$(494,835)	$(502,762)	$7,927	2%

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2008, our net cash position decreased by $220,541 to $529,370.  Our operating, investing, and financing activities used net cash of $200,353, $7,122, and $13,066, respectively.

Net cash used in operating activities for the three months ended March 31, 2008 was $200,353, an increase of $90,633 from the $109,720 used in operating activities during the 2007 period.

Our investing activities during the first three months of 2008 consisted of the purchase of computer equipment and acquiring cash from the sale of Resolutions. Net cash used in investing activities during the 2008 period decreased $37,842 to $7,122 from the $44,964 used in investing activities during the 2007 period, during which we purchased computer equipment.

Net cash used in financing activities for the three months ended March 31, 2008 was $13,066, and included $56,580 of proceeds, net of repayments, from our operating lines of credit which were offset by $65,000 of cash paid for debt issuance costs and payments on capital lease obligations of $4,646.  Net cash provided by financing activities for the 2007 period was $116,943 and included $350,000 in proceeds, net of repayments, from our operating lines of credit which were offset by payments on capital leases and repayment of notes related to the TBS and Resolutions acquisitions.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Our sources of capital include cash flow from operations, available credit facilities, and the issuance of debt and equity securities.  During the first quarter of 2008, we relied heavily on cash reserves to fund our net cash used in operating activities.  During the remainder of 2008, we anticipate using our operating lines of credit to fund any further negative operating cash flows.

On February 6, 2008, we entered into an agreement with The Private Bank of The Peninsula ("Bank") for an asset based line of credit (the "Line").  The Bank's maximum commitment amount for the Line is $1.5 million.  Advances are generally limited to 85% of eligible domestic accounts receivable.  The interest rate is floating and is calculated at Wall Street Journal prime plus 3% on the cash borrowed.  Interest on outstanding borrowings is payable monthly.  As of March 31, 2008, outstanding borrowings on the Line were approximately $65,000.  Outstanding advances under the Line are secured by a first lien position on all of our accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on our inventory, intellectual property, and equipment.

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

TBS has a $100,000 unsecured operating line of credit with BB&T that it had not utilized as of April 30, 2008.  During July 2007, VillageEDOCS renewed a $500,000 operating line of credit with Bank of America guaranteed by a shareholder on which it owed approximately $476,000 as of March 31, 2008.  Our inability to repay outstanding borrowings when due would have a material adverse effect on us.

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

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of TBS and GSI.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.  Accordingly, we anticipate negative operating and investing cash flows during the remainder of 2008 and at least until MVI, TBS, and GSI consistently generate net cash flows sufficient to offset the projected expense to operate the holding company.

We expect to use cash flow generated from operations, the Line, and potentially other sources, to fund any such negative operating cash flows during the remainder of 2008.

While we believe that our available cash resources combined with our current revenue streams and lines of credit will be sufficient to meet our anticipated working capital requirements for the next twelve months, we would likely require new sources of debt or equity financing during the remainder of 2008 should we be required to expand or significantly upgrade our technology infrastructure through additional capital expenditures.  Should our current revenue streams or margins be subjected to even minor decreases, our external funding requirements would likely be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses.  While GSI, MVI, and TBS each reported net income for the first quarter of 2008, this income was not sufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from our three operating segments, or in reducing expenses of the holding company as a percentage of revenue, we may not achieve profitability on a consolidated basis.

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

The Report of Independent Registered Public Accounting Firm on our December 31, 2007 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficit raise substantial doubt about our ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "expect", "plan", "seek", "estimate", "project", "could",  and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other "forward-looking" information. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described under the caption "Certain Factors That May Affect Future Results" in Item 6 of the Company's Annual Report on Form 10-KSB filed with the Commission on March 31, 2008. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements.  Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-K, 10-KSB, 10-Q, 10-QSB, 8-K, and other SEC filings.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

Forward looking statements in this Quarterly Report on Form 10-Q include, without limitation:

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

The statements in MD&A under the caption Results of Operations of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Revenue, Gross Profit, Operating Expenses, Income (Loss) from Operations, and Net Loss and our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Liquidity and Capital Resources set forth in MD&A under the caption Liquidity and Capital Resources, including, without limitation (1) our belief that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisitions, (2) our strategy of actively seeking to combine with business that operate profitably and generate positive cash flows, (3) our belief that sustainable profitability is achievable, (4) our expectations about future funding requirements, and (5) our belief that current cash position, cash generated through operations and equity offerings and available borrowings will be sufficient to meet our needs through at least the next twelve months, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, the risk that we may be unable to sustain all or part of our operations if we are not able to obtain sufficient additional funds from investors, the risk that our funding requirements could be greater should our current revenue streams or margins decrease, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

The statements in Part II under the heading Item 4  Controls and Procedures, of our belief that we are addressing the deficiencies that affected our internal control over financial reporting and the time we estimate we will require before we would be able to conclude that all material weaknesses have been remediated or our belief regarding the potential impact to us, which statements are subject to various risks and uncertainties including, without limitation the risk that for financial or other reasons we will be unable to effect some or all of the changes we believe are required within the time periods estimated, or at all.

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008.  In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b- Effective Date of FASB Statement No. 157) whch, if adopted, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually).  We are currently evaluating the effect of FAS 157 on our financial statements.

On February 15, 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115. SFAS No. 159 permits an entity to choose to measure many financial instruments and certain other items at fair value. Most of the provisions in SFAS No. 159 are elective; however, the amendment to FASB Statement No. 115, Accounting for Certain Investments in Debt and Equity Securities, applies to all entities with available-for-sale and trading securities. Some requirements apply differently to entities that do not report net income. The fair value option established by SFAS No. 159 permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity will report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. SFAS No. 159 is effective as of the beginning of an entity's first fiscal year that begins after November 15, 2007.  The Company adopted SFAS No. 159 effective January 1, 2008.  The adoption of this pronouncement did not have, and is not expected to have, material effect on the Company's unaudited condensed consolidated financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations. SFAS No. 141R provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141R also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141R is not permitted. We are currently evaluating the impact SFAS No. 141R will have on any future business combinations.

ITEM 4 - CONTROLS AND PROCEDURES

(a) As of March 31, 2008, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of March 31, 2008.  Accordingly, we concluded that our disclosure controls and procedures were not effective as of March 31, 2008.  For more information regarding the material weaknesses identified and our remediation plans, we encourage you to read Item 8A Controls and Procedures included in the Annual Report on Form 10-KSB that we filed with the SEC on March 31, 2008.

(b) Changes in internal control over financial reporting: There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In consideration for an asset-based line of credit, we issued the Private Bank of the Peninsula an immediately exercisable warrant to purchase 75,000 shares of our  restricted common stock at an exercise price of $0.062 per share through February 6, 2018 and issued Dragonfly Capital Partners an immediately exercisable warrant to purchase 2,419,355 shares of our restricted common stock at an exercise price of $0.062 per share through February 6, 2013.

On February 8, 2008, we issued Agile Equity LLC an immediately exercisable warrant to purchase 653,214 shares of our restricted common stock at $0.077 per share through February 8, 2009 in consideration for consulting services rendered in connection with acquisition due diligence.

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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference. **
21.1	Subsidiaries of the Registrant.*
31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 15, 2008 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 15, 2008 by Michael A. Richard, Chief Financial Officer.*

32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 15, 2008 by K. Mason Conner, Chief Executive Officer.***
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 15, 2008 by Michael A. Richard, Chief Financial Officer.***
*	Filed herewith
**	Previously filed
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: May 15, 2008	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer, President, and Director

Dated: May 15, 2008	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)