Form 10-Q
period 2008-06-30
VILLAGEEDOCS INC
filed 2008-08-14
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 174,770,913 shares of the Registrant's common stock outstanding as of August 4, 2008

VillageEDOCS

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
	June 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$478,371	$749,911
Accounts receivable, net of allowance for doubtful
accounts of approximately $42,000 and $49,000, respectively	822,001	899,117
Inventories	27,484	31,988
Prepaid expenses and other current assets	152,962	193,557
Debt issuance costs, net	125,217	-
Total current assets	1,606,035	1,874,573

Property and equipment, net	353,167	379,192
Other assets	48,611	48,611
Goodwill	6,272,457	6,272,457
Other intangibles, net	2,757,589	2,993,449
	$ 11,037,859	$ 11,568,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$493,680	$561,845
Accrued expenses	2,195,195	2,491,416
Deferred revenue	449,405	425,636
Capital lease obligations, current	20,947	19,008
Lines of credit	579,928	484,680
Convertible note and accrued interest payable to
related party	175,120	171,870
Total current liabilities	3,914,275	4,154,455

Capital lease obligations, net of current portion	10,617	21,918

Total liabilities	3,924,892	4,176,373

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized -- 48,000,000 shares
Issued and outstanding -- 33,500,000 shares	33,500	33,500
(liquidation preference of $1,675,000)
Common stock, par value $0.0001 per share:
Authorized -- 500,000,000 shares
Issued and outstanding -- 152,770,913 shares	15,277	15,277
Additional paid-in capital	32,770,143	32,397,585
Accumulated deficit	(25,705,953)	(25,054,453)
Total stockholders' equity	7,112,967	7,391,909
	$ 11,037,859	$ 11,568,282
See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net sales	$ 3,414,808	$ 3,335,435	$ 6,692,793	$ 6,593,984
Cost of sales	1,409,902	1,245,665	2,783,037	2,439,071
Gross profit	2,004,906	2,089,770	3,909,756	4,154,913
Operating expenses:
Product and technology
development	365,450	442,571	771,383	919,370
Sales and marketing	496,757	572,994	941,705	1,071,393
General and administrative	1,064,849	1,325,403	2,389,975	2,787,713
Depreciation and amortization	184,130	202,195	365,775	404,766
Total operating expenses	2,111,186	2,543,163	4,468,838	5,183,242
Loss from operations	(106,280)	(453,393)	(559,082)	(1,028,329)

Interest expense, net of interest income	(46,575)	(29,434)	(112,823)	(57,269)
Other income (expense), net	1,811	(61,760)	53,403	(54,339)
Loss before provision for
income taxes	(151,044)	(544,587)	(618,502)	(1,139,937)

Provision for income taxes	(5,621)	(21,962)	(32,998)	(26,072)
Loss from continuing operations	(156,665)	(566,549)	(651,500)	(1,166,009)

Income from discontinued operations	-	89,474	-	186,172
Net loss	$ (156,665)	$ (477,075)	$ (651,500)	$ (979,837)

Basic and diluted loss available to
common stockholders per common share
Loss from continuing operations	$ -	$ -	$ -	$ (0.01)
Income from discontinued operations	$ -	$ -	$ -	$ -
Loss per share	$ -	$ -	$ -	$ (0.01)

Weighted average shares outstanding -
basic and diluted	152,770,913	149,309,709	152,770,913	148,444,518

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Six Months Ended June 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$ (651,500)	$ (979,837)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization	365,775	472,605
(Recovery of) provision for doubtful accounts receivable	(3,613)	15,009
Estimated fair value of stock options issued to
employees for services rendered	122,412	454,486
Estimated fair value of warrants issued to consultants	50,485	-
Common stock issued to employees and non-employees
for services rendered	-	46,211
Amortization of debt discount and debt issuance costs	89,444	7,338
Changes in operating assets and liabilities, net of
acquisitions and divestitures:
Accounts receivable	80,729	(64,389)
Inventories	4,504	14,188
Prepaid expenses and other current assets	(43,291)	24,493
Other assets	-	(11,068)
Accounts payable	(68,165)	(22,873)
Accrued expenses and interest	(242,971)	132,883
Deferred revenue	23,769	(173,738)
Net cash used in operating activities	(272,422)	(84,692)
Cash Flows from Investing Activities:
Purchases of property and equipment	(73,836)	(112,408)
Cash acquired from sale of PFI	53,832	-
Net cash used in investing activities	(20,004)	(112,408)
Cash Flows from Financing Activities:
Proceeds from lines of credit, net of repayments	95,248	347,206
Cash paid for debt issuance costs	(65,000)	-
Payments on capital lease obligation	(9,362)	(12,026)
Principal payments on notes payable to related parties	-	(30,000)
Principal payments on convertible notes to related parties	-	(200,000)
Net cash provided by financing activities	20,886	105,180
Net change in cash	(271,540)	(91,920)

Cash, beginning of period	749,911	568,819
Cash, end of period	$ 478,371	$ 476,899
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 34,913	$ 47,853
Income taxes	$ 47,400	$ 26,072

continued.

Supplemental Schedule of Noncash Investing	Six Months Ended June 30,
and Financing Activities:	2008	2007

Issuance of common stock as acquisition cost	$ -	$ 92,400
Acquisition of property and equipment through capital lease obligation	$ -	$ 55,858
Estimated fair value of warrants issued as debt issuance costs	$ 149,661	$ -
Reclassification of warrant from accrued liabilities to additional
paid-in capital	$ 50,000	$ -

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2008 and 2007

1.          Management's Representation

The accompanying unaudited condensed consolidated financial statements have been prepared by VillageEDOCS, Inc. (the "Company" or "VillageEDOCS")) in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission ("SEC").  Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation.  In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the Company's audited consolidated financial statements and notes thereto for the year ended December 31, 2007, contained in the Company's Annual Report on Form 10-KSB, as filed with the SEC.

2.          Background, Organization and Basis of Presentation

The Company was incorporated in 1995 in Delaware, reincorporated in California in 1997, and reincorporated in Delaware in September 2007. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company.  In connection with the reorganization, the Company formed MessageVision, Inc. ("MVI") on October 25, 2004.  Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions ("PFI" or "Resolutions"), which it subsequently sold effective December 1, 2007.  Effective May 1, 2006, the Company acquired GoSolutions, Inc. ("GSI").  GSI provides enhanced voice and data communications services including speech-driven messaging, unified communications, and audio conferencing applications.  The unaudited condensed consolidated financial statements include the accounts of the Company and those of MVI, TBS, Resolutions, and GSI, its wholly owned subsidiaries, since October 25, 2004, February 17, 2004, April 1, 2005, and May 1, 2006, respectively.   The results of operations of Resolutions are included in discontinued operations for the three and six months ended June 30, 2007.  See Note 5 for additional information regarding the accounting for Resolutions as a discontinued operation.  All significant inter-company transactions and balances have been eliminated in consolidation.

3.          Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception, and has a working capital deficit ($2,308,240 at June 30, 2008).  The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns GSI, TBS and MVI.  See Note 11 for important information regarding the Company's acquisition of Decision Management Company, Inc. d/b/a Questys Solutions effective August 1, 2008.

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

The Company believes it will have adequate cash and available borrowing under its lines of credit to maintain operations until it achieves sustained profitability.  However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings.  The Company's operations used net cash during the first six months of 2008.  Should such cash flows continue to decrease for any reason, management plans to obtain debt and equity financing from new and existing stockholders.    There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

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

4.           Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's four reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2008, the Company operated in the following four reportable segments (see Note 10):

(a)  Electronic document delivery services,

(b)  Government accounting solutions,

(c)  Integrated communications, and

(d)  Corporate.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At June 30, 2008 and December 31, 2007, the Company has recorded an allowance for doubtful accounts of approximately $42,000 and $49,000, respectively.

For the three months ended June 30, 2008 and 2007, independent representatives of one enterprise accounted for approximately 27% and 28% of total revenues, respectively.

For the six months ended June 30, 2008 and 2007, independent representatives of one enterprise accounted for approximately 28% of total revenues in each period.

No single customer accounted for more than 10% of accounts receivable at June 30, 2008 or December 31, 2007.

At June 30, 2008 and December 31, 2007, the Company had amounts on deposit with financial institutions in excess of the federally insured limits of $100,000, which approximated $54,000 and $410,000, respectively.

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

The Company has adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions"  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue generated by TBS and Resolutions (through the date of disposal - see Note 5), allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Fair Value of Financial Statements

The Company's financial instruments consist principally of cash, accounts receivable, accounts payable, accrued expenses, capital lease obligations and debt instruments. Pursuant to SFAS No. 157, Fair Value Measurements, the fair value of the Company's cash equivalents and investments in marketable securities is determined based on "Level 1" inputs, which consist of quoted prices in active markets for identical assets. The Company believes that the carrying values of all other financial instruments approximate their current values due to their nature and respective durations.

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, approximately 2,679,000 and 1,200,000 of potentially dilutive shares as of June 30, 2008 and 2007, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Software Development Costs

The Company capitalizes software development costs pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized costs consist of direct costs and allocated overhead associated with the development of the software products.  Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years.  The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.  At June 30, 2008, management determined that no impairment existed.

Stock-Based Compensation

At June 30, 2008, the Company had two stock-based compensation plans.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and six months ended June 30, 2008 and 2007 were based on historical forfeiture experience and estimated future employee forfeitures.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the six months ended June 30, 2008 and 2007.

Description of Plans

The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of June 30, 2008, the Company is authorized to issue up to 95,000,000 shares under these plans and has approximately 62,000,000 shares available for future issuances.

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

	Six Months Ended
	June 30,
	2008	2007
Stock options:
Expected term (in years)	6.0	5.0
Expected volatility	272%	360%
Risk-free interest rate	3.48%	4.86%
Expected dividends	-	-

A summary of option activity as of June 30, 2008 and changes during the six months then ended, is presented below:

	June 30, 2008
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2008	37,230,669	$0.21
Options granted	3,615,000	$0.11
Options forfeited	(8,112,792)	$0.16
Options exercised	-	$ -
Options outstanding at June 30, 2008	32,732,877	$0.21	5.2	$ -
Options vested or expected to vest at June 30, 2008	30,709,039	$0.21	4.8	$ -
Options exercisable at June 30, 2008	24,404,325	$0.24	4.7	$ -

The weighted average grant date fair value of options granted during the six months ended June 30, 2008 was $0.04 per option.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of June 30, 2008, there was approximately $715,872 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 4.5 weighted average years. The total fair value of vested options issued to employees and directors during the three and six months ended June 30, 2008 was $52,904 and $122,412, respectively, net of estimated forfeitures, which was recorded as general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.  The total fair value of vested options issued to employees and directors during the three and six months ended June 30, 2007 was $227,911 and $454,486, respectively, net of estimated forfeitures, which was recorded as general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

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

The Company performed an impairment test on goodwill as of December 31, 2007.  Based on its analysis as of December 31, 2007, and review at June 30, 2008, the Company's management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of goodwill in the future.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5).  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At June 30, 2008, management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of June 30, 2008 and December 31, 2007, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the six months ended June 30, 2008 and 2007 were insignificant.

New Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008.  In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-2- Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company is currently evaluating the effect of SFAS No. 157 on its financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. The Company is evaluating the impact SFAS No. 141(R) will have on any future business combinations.

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

5.            Discontinued Operations, Dispositions, and Intangible Assets

Discontinued Operations and Disposition of Resolutions

On December 10, 2007, the Company sold substantially all of the assets of its wholly-owned subsidiary Phoenix Forms, Inc. d/b/a Resolutions to DocPath Corp. for $970,000 in cash, plus the cancellation of 10,000,000 warrants previously issued with an exercise price of $0.15 per share.  The warrants were originally issued to Alexander Riess and William Falcon as consideration in the acquisition of Phoenix Forms, Inc. by VillageEDOCS, Inc. in April 2005 and were valued at $553,000 on the date of cancellation (see below).

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

In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets, the operations associated with this transaction have been classified as income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2007.

Discontinued operations' results were as follows:

	Three Months	Six Months
	Ended	Ended
	June 30,2007	June 30,2007
Results of discontinued operations
Net sales	$ 477,490	$ 1,039,151
Income before income taxes	$ 89,474	$ 186,172
Income taxes	$ -	$ -
Income from discontinued operations	$ 89,474	$ 186,172

Other Intangible Assets

On May 12, 2006, the Company entered into a Patent License Agreement (the "License Agreement") with Catch Curve, Inc. ("Catch Curve").  Pursuant to the License Agreement, Catch Curve granted the Company a worldwide, non-exclusive, non-divisible, fully paid-up license to use certain patented technology in connection with any facsimile products or services made or sold by the Company or its subsidiaries.  The Company is obligated to make aggregate license payments of $600,000 over a period of up to thirty-two months beginning on May 12, 2006, at which time no further payments are required under the License Agreement.   License payments of $180,000 are due in each of the years ended December 31, 2007 and 2008. The License Agreement stipulates that $350,000 of the total license fee is attributable to sales of products and services prior to the date of the License Agreement.  The remainder of $250,000 is attributable to sales of products and services subsequent to the date of the License Agreement. Accordingly, on May 12, 2006, the Company recorded an intangible asset in the amount of $250,000.  The intangible asset is being amortized over 58 months, the current remaining life of the patents covered by the License Agreement.  During the three and six months ended June 30, 2008, the Company made license payments of $45,000 and $90,000, respectively, under the License Agreement.  At June 30, 2008 and December 31, 2007, the unpaid balance due was $90,000, and $180,000, respectively.  In accordance with the terms of the License Agreement, the Company has classified the total amount due as a current liability on the accompanying condensed consolidated balance sheets.

Other intangibles consist of the following as of June 30, 2008:

	Estimated Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(109,911)	$140,089

TBS:
Customer list	Ten	500,000	(218,750)	281,250
Trade name	Five	50,000	(43,750)	6,250
		550,000	(262,500)	287,500

GSI:
Customer relationships	Ten	2,200,000	(476,667)	1,723,333
Technology	Five	490,000	(212,333)	277,667
Trade names and marks	Ten	420,000	(91,000)	329,000
		3,110,000	(780,000)	2,330,000

Total other intangible assets		$3,910,000	$(1,152,411)	$2,757,589

Amortization of other intangible assets was $117,929 and $139,318, respectively, during the three months ended June 30, 2008 and 2007, and $235,860 and $278,637, respectively, during the six months ended June 30 2008 and 2007.  During the six months ended June 30, 2008, the Company did not acquire or dispose of any intangible assets.

Other intangible assets consist of the following as of December 31, 2007:

	Estimated Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(84,051)	$165,949

TBS:
Customer list	Ten	500,000	(193,750)	306,250
Trade name	Five	50,000	(38,750)	11,250
		550,000	(232,500)	317,500
GSI:
Customer relationships	Ten	2,200,000	(366,667)	1,833,333
Technology	Five	490,000	(163,333)	326,667
Trade names and marks	Ten	420,000	(70,000)	350,000
		3,110,000	(600,000)	2,510,000

Total other intangible assets		$3,910,000	$(916,551)	$2,993,449

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

A facility fee of $15,000 was paid to the Bank in connection with the Line.  A finder's fee in the amount of $50,000 was paid by the Company to Dragonfly Capital Partners LLC ("Dragonfly").  In addition, the Company issued the Bank and Dragonfly warrants to purchase shares of its common stock (see Note 7).  The Company recorded the finders' fees and warrants as debt issuance costs in the accompanying unaudited condensed consolidated balance sheet at June 30, 2008, and amortized $10,834 and $27,085, respectively, to interest expense during the three and six months then ended.

Outstanding advances under the Line are secured by a first lien position on all of the Company's accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on its inventory, intellectual property, and equipment.  As of June 30, 2008 and December 31, 2007, there were outstanding borrowings of $113,096, and $0, respectively, on the Line and the Company was in compliance with all loan covenants.

Effective September 30, 2006, VillageEDOCS obtained a $500,000 revolving line of credit ("VEDO RLOC") with Bank of America.  The VEDO RLOC is guaranteed by a shareholder of the Company.  Interest on outstanding borrowings is payable monthly at an annual rate of interest equal to LIBOR plus 2%.  As of June 30, 2008 and December 31, 2007, there were outstanding borrowings of $466,832, and $484,680, respectively, on the VEDO RLOC and the Company was in compliance with all loan covenants.

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit ("TBS RLOC)" with BB&T.  The TBS RLOC is guaranteed by the assets of TBS.  Interest on outstanding borrowings is payable monthly at a variable annual rate equal to the financial institution's prime rate in effect.  As of June 30, 2008 and December 31, 2007, there were no outstanding borrowings under TBS RLOC and the Company was in compliance with all loan covenants.

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

The Company amortized the discount using the effective interest method through October 31, 2007.  During the three and six months ended June 30, 2007, $3,669 and $7,338, respectively, of interest expense was recognized in connection with the amortization of debt discount related to these notes.

At June 30, 2008, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $110,120 in unpaid interest.

At December 31, 2007, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $106,870 in unpaid interest.

Interest Expense

Interest expense recognized on all lines of credit and the related party convertible note payable was $69,978 and $8,276, respectively, during the three months ended June 30, 2008 and 2007, and $93,955 and $36,767, respectively, during the six months ended June 30, 2008 and 2007, respectively.

Interest expense included non-cash charges (related to amortization of debt discount and debt issuance costs) of $35,788 and $3,670, respectively, during the 2008 and 2007 quarters, and $89,444 and $7,338, respectively, during the 2008 and 2007 six-month periods.

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

The Company issued no shares of its common or preferred stock during the six months ended June 30, 2008.

b.       Stock Options

During the six months ended June 30, 2008, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  2,075,000 shares at $0.15 per share and 1,540,000 shares at $0.05 per share.  All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through June 2015.  During the six months ended June 30, 2008, options to purchase 8,112,792 shares were forfeited due to their expiration.

c.        Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

In consideration for the Line, (see Note 6) the Company issued the Bank an immediately exercisable warrant to purchase 75,000 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2018.  The warrants were valued using the Black-Scholes option pricing model at $4,500 and were recorded as debt issuance cost in the accompanying condensed consolidated balance sheet at June 30, 2008.  The Company is amortizing such cost over the one-year life of the related debt instrument.  During the three and six months ended June 30, 2008, the Company recorded $750 and $1,875 , respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations.

As a finder's fee for the Line (see Note 6), the Company issued Dragonfly an immediately exercisable warrant to purchase 2,419,355 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2013.  The warrants were valued using the Black-Scholes option pricing model at $145,161 and were recorded as debt issuance cost in the accompanying condensed consolidated balance sheet at June 30, 2008.  The Company is amortizing such cost over the one-year life of the related debt instrument.  During the three and six months ended June 30, 2008, the Company recorded $24,194 and $60,484, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations.

On February 8, 2008, the Company issued Agile Equity LLC an immediately exercisable warrant to purchase 653,214 shares of its restricted common stock at $0.077 per share through February 8, 2009 in consideration for consulting services rendered in connection with acquisition due diligence.  During the year ended December 31, 2007 and the six months ended June 30, 2008, the Company expensed consulting fees of $50,000 and $484, respectively, in accordance with the timing of the services performed.

On October 1, 2007, and in connection with a retainer agreement dated September 15, 2007, the Company issued a warrant to purchase 2,000,000 shares of its common stock at $0.05 per share (fair value on the measurement date) to a consultant in consideration for public relations services.  The warrants are exercisable over a five year period from date of grant.  The warrants were valued using the Black-Scholes option pricing model, were valued at $100,000, and will be recorded as general and administrative expense in the Company's statements of operations over the twelve month vesting period that began on September 15, 2007.  During the three and six months ended June 30, 2008, the Company recorded $25,001 and $50,001, respectively, of such expense in the accompanying unaudited condensed consolidated statements of operations.

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

Rent expense for the three months ended June 30, 2008 and 2007 was $116,674 (including $48,614 of related party rent) and $93,191(including $56,558 of related party rent), respectively.  Rent expense for the six months ended June 30, 2008 and 2007 was $234,655 (including $118,281 of related party rent) and $189,017 (including $113,116 of related party rent), respectively.

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with accounting principles generally accepted in the United States of America:

	Three Months	Three Months	Six Months	Six Months
	ended	ended	ended	ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007

Net revenue from external customers:

Electronic document delivery	$695,339	$ 773,762	$ 1,382,227	$ 1,547,010
Government accounting solutions	1,180,112	961,411	2,343,053	2,027,838
Integrated communications	1,539,357	1,600,262	2,967,513	3,019,136
Corporate	-	-	-	-
Total net revenue from
external customers:	$3,414,808	$ 3,335,435	$ 6,692,793	$ 6,593,984

Operating income (loss) from continuing
operations:
Electronic document delivery	$123,605	$ 100,200	$ 176,636	$ 232,964
Government accounting solutions	(3,914)	(36,253)	94,094	107,545
Integrated communications	365,989	194,744	446,681	253,206
Corporate	(591,960)	(712,084)	(1,276,493)	(1,622,044)
Total operating loss from continuing operations:	$(106,280)	$ (453,393)	$ (559,082)	$ (1,028,329)

Depreciation and amortization:

Electronic document delivery	$21,229	$ 15,478	$ 40,433	$ 28,481
Government accounting solutions	25,430	27,909	50,700	55,980
Integrated communications	124,155	145,878	248,203	294,445
Corporate	13,316	12,930	26,439	25,860
Total depreciation and amortization:	$184,130	$ 202,195	$ 365,775	$ 404,766

Interest expense, net of interest income:

Electronic document delivery	$956	$ -	$ 956	$ -
Government accounting solutions	2,770	258	3,361	258
Integrated communications	(127)	(182)	(273)	(334)
Corporate	42,976	29,358	108,779	57,345
Total interest expense, net of interest income:	$46,575	$ 29,434	$ 112,823	$ 57,269
continued.

	Three Months	Three Months	Six Months	Six Months
	ended / As of	ended	ended / As of	ended
	June 30,	June 30,	June 30,	June 30,
	2008	2007	2008	2007
Income (loss) from continuing operations:

Electronic document delivery	$ 122,655	$ 100,703	$ 162,612	$ 233,467
Government accounting solutions	(6,684)	(36,511)	90,733	113,587
Integrated communications	373,832	110,734	473,980	169,685
Corporate	(646,468)	(741,475)	(1,378,825)	(1,682,748)
Total loss from continuing operations:	$ (156,665)	$ (566,549)	$ (651,500)	$ (1,166,009)

Identifiable assets:

Electronic document delivery	$ 719,626		$ 719,626
Government accounting solutions	3,733,641		3,733,641
Integrated communications	6,314,546		6,314,546
Corporate	270,046		270,046
Total identifiable assets:	$ 11,037,859		$ 11,037,859

Capital expenditures:

Electronic document delivery	$ 8,082	$ 31,153	$ 25,361	$ 52,217
Government accounting solutions	4,800	50,909	4,800	63,175
Integrated communications	-	35,452	43,675	46,113
Corporate	-	5,788	-	5,788
Total capital expenditures:	$ 12,882	$ 123,302	$ 73,836	$ 167,293

11.       Subsequent Events

Acquisition of 100% of the Outstanding Stock of Decision Management Company, Inc. dba Questys Solutions, Inc.

On August 4, 2008, the Company completed the purchase of 100% of the issued and outstanding capital stock of Decision Management Company, Inc. dba Questys Solutions, Inc. ("Questys" or "QSI"), from its sole shareholder, Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants in Common (the "Pavlovics", "Questys Shareholder").  The effective date of the acquisition is August 1, 2008.

The Company purchased Questys with $300,000 in cash, a secured promissory note in the amount of $900,000 (the "Pavlovic Note"), and 22 million shares of the Company's restricted common stock.   The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011.  Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011.  The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008.  Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula ("Senior Lender") to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

The terms of the purchase were the result of arms-length negotiations.  The Pavlovics were not previously affiliated with the Company.  The acquisition will be accounted for as a purchase.

Questys is a California corporation formed in 1981 and is headquartered in Mission Viejo, California.  Questys provides products and services for document and content management, document archiving, document imaging, automated data capture, electronic agenda management, and business process workflow.  Questys has clients in a number of markets, including corporate, government, healthcare, financial services, education, legal, law enforcement, manufacturing, and retail.

The Company funded the requirement for the initial $300,000 payment to the Pavlovics from the proceeds of a $300,000 related party secured promissory note offering subscribed to by The Silver Lake Group, LLC on August 4, 2008 (the "Silver Lake Note").  The Silver Lake Group is owned by Ricardo A. Salas.  Mr. Salas is a Director of the Company.  The Silver Lake Note is due on October 31, 2008 and bears interest at a rate of nine percent (9%) per annum.  The Silver Lake Note is secured by the accounts receivable of GSI, as defined in a Security Agreement dated as of August 1, 2008.  Payment obligations under the Silver Lake Note are subordinate in certain respects to the rights of the Senior Lender to the extent set forth in a Subordination Agreement to be entered into effective August 1, 2008.

A finder's fee is due to Agile Equity in connection with the acquisition of Questys.  The Company is currently in negotiations with Agile Equity regarding the payment of the fee.  The amount of such fee is not expected to exceed $125,000.

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

INTRODUCTION

The following Management's Discussion and Analysis or Plan of Operations ("MD&A") is intended to help the reader understand VillageEDOCS.  MD&A is presented in the following six sections:

•        Business Overview

•        Critical Accounting Policies and Estimates

•        Results of Operations

•        Liquidity and Capital Resources

•        Cautionary Information About Forward-Looking Statements, and

•        Recent Accounting Standards and Pronouncements

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated balance sheet as of June 30, 2008, and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2008 and 2007, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2008 and 2007, and the related notes thereto as well as the audited consolidated financial statements of the Company for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

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

Effective August 1, 2008, we purchased Decision Management Company, Inc. d/b/a Questys Solutions ("Questys," "QSI").  This acquisition will cause our results of operation for the remainder of 2008 to vary significantly from those reported for the first seven months of 2008.  See Note 11 to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information regarding the acquisition.

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

Key Items in First Six Months of 2008

  Consolidated net revenue for the six months ended June 30, 2008 increased by 1% over the 2007 period.  While revenue at TBS increased by 16%, GSI revenue decreased by 2% and revenue at MVI decreased by 11% compared to the six months ended June 30, 2007;

  Gross margin dipped to 58% compared to 63% in the 2007 period due to a combination of sales mix differences and increases in sales commission and telephony costs;

  Operating expenses decreased by 14% compared to the prior year period.  Consolidated operating expenses during the 2008 period were 67% of sales compared to 79% of sales in the 2007 period;

  Operating expenses decreased at Corporate (-21%), MVI (-15%), TBS (-8%), and GSI (-10%);

  Net income increased significantly at GSI to $473,980 compared to $169,685 for the first half of 2007;

  Net borrowings on our lines of credit during the six months ended June 30, 2008 were approximately $95,000, compared to $347,206 during the 2007 period; and

  Received additional cash proceeds of $53,832 from the sale of Resolutions.

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

Three Months Ended June 30, 2008 Compared to Three Months Ended June 30, 2007

Net Revenue from External Customers

Net revenue from external customers for the three months ended June 30, 2008 was $3,414,808, a 2% increase over net revenue for the prior year quarter of $3,335,435.

For the three months ended June 30, 2008, GSI, TBS, and MVI generated 45%, 35% and 20% of our net revenue, respectively.  For the three months ended June 30, 2007, GSI, TBS, and MVI generated 48%, 29% and 23% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months Ended	Three Months Ended	Variance
	June 30, 2008	June 30, 2007	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$695,339	$773,762	$(78,423)	-10%
Government accounting solutions	1,180,112	961,411	218,701	23%
Integrated communications	1,539,357	1,600,262	(60,905)	-4%
Corporate	-	-	-
Total net revenue from external customers	$3,414,808	$3,335,435	$79,373	2%

Revenue increased 23% at TBS due to increases in revenue from hardware sales, support services and printing.  These increases were partially offset by decreases in software which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue decreased 4% at GSI due to decreases in revenue from professional service fees revenue and sales to corporate clients, which were partially offset by an increase from user subscription fees.

Revenue decreased 10% at MVI due to a decrease in inbound revenue as a result of mortgage industry customer attrition and, to a lesser extent, a reduction in supplemental services revenue.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Three Months Ended	Three Months Ended	Variance
	June 30, 2008	June 30, 2007	Amount	Percent

Cost of sales:

Electronic document delivery services	$278,268	$303,404	$(25,136)	-8%
Government accounting solutions	857,154	630,052	227,102	36%
Integrated communications	274,480	312,209	(37,729)	-12%
Corporate	-	-	-
Total cost of sales:	$1,409,902	$1,245,665	$164,237	13%

Total cost of sales represented 41% and 37% of net sales during the 2008 and 2007 quarters, respectively.

Cost of sales for MVI for the three months ended June 30, 2008 represented 40% of MVI's net sales as compared with 39% in the 2007 quarter.  The small increase is attributable to increased telephony costs.

Cost of sales for TBS for the three months ended June 30, 2008 represented 73% of TBS' net sales as compared with 66% in the 2007 quarter.  The increased costs at TBS were attributable to higher revenue and increased costs related to the sale of third party hardware, and an increase in sales commissions.

Cost of sales for GSI for the three months ended June 30, 2008 represented 18% of GSI's net sales as compared with 20% in the 2007 quarter.  Telephony charges were up slightly; however, the increases were offset by reduced staff costs.

Gross Profit

Gross profit for the three months ended June 30, 2008 decreased 4% to $2,004,906 as compared to $2,089,770 for the 2007 quarter.  The decrease in the 2008 quarter of $84,864 resulted from decreases of $53,287, $23,176, and $8,401 from MVI, GSI, and TBS, respectively.  Gross profit margin for the 2008 and 2007 quarters was 59% and 63%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Three Months Ended	Three Months Ended	Variance
	June 30, 2008	June 30, 2007	Amount	Percent

Operating expenses

Electronic document delivery services	$293,466	$370,158	$(76,692)	-21%
Government accounting solutions	326,872	367,612	(40,740)	-11%
Integrated communications	898,888	1,093,309	(194,421)	-18%
Corporate	591,960	712,084	(120,124)	-17%
Total operating expenses:	$2,111,186	$2,543,163	$(431,977)	-17%

During the three months ended June 30, 2008, the operating expenses of Corporate decreased 17% as a result of decreased compensation and accounting expenses.  These decreases were offset by increases in legal fees and recruiting fees. Operating expenses in the 2008 quarter included $52,904 in compensation expense related to the vesting of stock options, compared to $227,911 in the 2007 quarter.

During the three months ended June 30, 2008, MVI's operating expenses decreased 21% compared to the 2007 quarter.  Product and technology development decreased $42,548 (-30%) as a result of reduced staffing.  Sales and marketing decreased by $47,920 (-41%) as a result of reduced staff expenses and advertising.  General and administrative increased by $8,025 (+9%) due to increased rent and recruiting fees as offset by decreased bad debt charges.  Depreciation and amortization expense increased $5,751 (+37%).

During the three months ended June 30, 2008, operating expenses at TBS decreased 11% compared to the 2007 quarter.  Product and technology development decreased $20,090 (-37%) due to reduced staffing.  Sales and marketing decreased by $15,468 (-12%) due to lower bonus expenses.  General and administrative decreased by $2,703 (-2%).  Depreciation and amortization expenses decreased by $2,479 (-9%).

During the three months ended June 30, 2008, GSI's operating expenses decreased 18% compared to the 2007 quarter.  Product and technology development decreased $14,483 (-6%) due to staffing changes.  Sales and marketing decreased $62,164 (-19%) due to decreased sales management staff expense and commission expense, as offset by increased outside marketing services.  General and administrative decreased by $96,051 (-25%) due to lower bonus payments.  Depreciation and amortization expenses decreased by $21,723 (-15%).

Operating Loss

As a result of the foregoing, the Company reported an operating loss for the three months ended June 30, 2008 of $106,280, compared to an operating loss of $453,393 for the three months ended June 30, 2007.

The following is a comparison of the components of consolidated income from operations:

	Three Months Ended	Three Months Ended	Variance
	June 30, 2008	June 30, 2007	Amount	Percent

Operating income (loss):

Electronic document delivery services	$123,605	$100,200	$23,405	23%
Government accounting solutions	(3,914)	(36,253)	32,339	89%
Integrated communications	365,989	194,744	171,245	88%
Corporate	(591,960)	(712,084)	120,124	17%
Total operating income (loss)	$(106,280)	$(453,393)	$347,113	77%

Each of GSI, TBS, MVI, and Corporate reported improvements in operating income (loss) compared to the prior year quarter.

Interest Expense, net

Interest expense, net for the three months ended June 30, 2008 increased by $17,141 to $46,575 from the $29,434 reported in the 2007 quarter.  The most significant factor in the increase was amortization of debt issue costs incurred in connection with finders' fees for a new operating line of credit.

Other Income, net

Other income, net for the three months ended June 30, 2008 was $1,811 compared to other income, net of $(61,760) reported in the 2007 quarter.  In each of the quarters, we recorded other income and expense related to settlement of liabilities related to prior years.

Discontinued Operations

For the three months ended June 30, 2007, income from discontinued operations was $89,474, and included the results of operations of PFI, our electronic forms segment.  See Note 5 to our unaudited condensed consolidated financial statements contained elsewhere in this Report for additional information related to discontinued operations.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2008 was $156,665, or $0.00 per share, compared to a net loss of $477,075, or $0.00 per share, for the three months ended June 30, 2007 on weighted average shares of 152,770,913 and 149,309,709, respectively.

The following is a comparison of the components of consolidated net loss:

	Three Months Ended	Three Months Ended	Variance
	June 30, 2008	June 30, 2007	Amount	Percent

Net income (loss):

Electronic document delivery services	$122,655	$100,703	$21,952	22%
Government accounting solutions	(6,684)	(36,511)	29,827	82%
Integrated communications	373,832	110,734	263,098	238%
Corporate	(646,468)	(741,475)	95,007	13%
Discontinued operations	-	89,474	(89,474)	-100%
Total net income (loss)	$(156,665)	$(477,075)	$320,410	67%

Six Months Ended June 30, 2008 Compared to Six Months Ended June 30, 2007

Net Revenue from External Customers

Net revenue from external customers for the six months ended June 30, 2008 was $6,692,793, a 1% increase over net revenue for the prior year period of $6,593,984.

For the six months ended June 30, 2008, GSI, TBS, and MVI generated 44%, 35% and 21% of our net revenue, respectively.  For the six months ended June 30, 2007, GSI, TBS, and MVI generated 46%, 31% and 23% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2008	June 30, 2007	Amount	Percent

Net revenue from external customers:

Electronic document delivery services	$1,382,227	$1,547,010	$(164,783)	-11%
Government accounting solutions	2,343,053	2,027,838	315,215	16%
Integrated communications	2,967,513	3,019,136	(51,623)	-2%
Corporate	-	-	-
Total net revenue from external customers	$6,692,793	$6,593,984	$98,809	1%

Revenue increased 16% at TBS due to increases in revenue from hardware sales, support services and printing.  These increases were partially offset by decreases in software which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue decreased 2% at GSI due to decreases in revenue from professional service fees revenue and sales to corporate clients, which were partially offset by an increase from user subscription fees.

Revenue decreased 11% at MVI due to a decrease in inbound revenue as a result of mortgage industry customer attrition and, to a lesser extent, a reduction in supplemental services revenue.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2008	June 30, 2007	Amount	Percent

Cost of sales:

Electronic document delivery services	$577,125	$578,826	$(1,701)	0%
Government accounting solutions	1,612,867	1,231,495	381,372	31%
Integrated communications	593,045	628,750	(35,705)	-6%
Corporate	-	-	-
Total cost of sales:	$2,783,037	$2,439,071	$343,966	14%

Total cost of sales represented 42% and 37% of net sales during the 2008 and 2007 periods, respectively.

Cost of sales for MVI for the six months ended June 30, 2008 represented 42% of MVI's net sales as compared with 37% in the 2007 period as a result of higher telephony costs.

Cost of sales for TBS for the six months ended June 30, 2008 represented 69% of TBS' net sales as compared with 61% in the 2007 period.  The increased costs at TBS were attributable to higher revenue and increased costs related to the sale of third party hardware, and an increase in sales commissions.

Cost of sales for GSI for the six months ended June 30, 2008 represented 20% of GSI's net sales as compared with 21% in the 2007 period.  Telephony charges were up slightly; however, the increases were offset by reduced staff costs.

Gross Profit

Gross profit for the six months ended June 30, 2008 decreased 6% to $3,909,756 as compared to $4,154,913 for the 2007 period.  The decrease in the 2008 period of $245,157 resulted from decreases of $163,082, $15,918, and $66,157 from MVI, GSI, and TBS, respectively.  Gross profit margin for the 2008 and 2007 periods was 58% and 63%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2008	June 30, 2007	Amount	Percent

Operating expenses

Electronic document delivery services	$628,466	$735,220	$(106,754)	-15%
Government accounting solutions	636,092	688,798	(52,706)	-8%
Integrated communications	1,927,787	2,137,180	(209,393)	-10%
Corporate	1,276,493	1,622,044	(345,551)	-21%
Total operating expenses:	$4,468,838	$5,183,242	$(714,404)	-14%

During the six months ended June 30, 2008, the operating expenses of Corporate decreased 21% as a result of decreased compensation and accounting expenses.  These decreases were offset by increases in legal fees and recruiting fees. Operating expenses in the 2008 period included $122,412 in compensation expense related to the vesting of stock options, compared to $454,486 in the 2007 period.

During the six months ended June 30, 2008, MVI's operating expenses decreased 15% compared to the 2007 period.  Product and technology development decreased $88,165 (-29%) as a result of reduced staffing.  Sales and marketing decreased by $77,183 (-34%) as a result of reduced staff expenses and advertising.  General and administrative increased by $46,642 (+26%) due to increased rent and recruiting fees as offset by decreased bad debt charges.  Depreciation and amortization expense increased $11,952 (+42%).

During the six months ended June 30, 2008, operating expenses at TBS decreased 8% compared to the 2007 period.  Product and technology development decreased $63,369 (-48%) due to reduced staffing.  Sales and marketing increased by $16,705 (+9%) due to higher sales salaries and travel costs.  General and administrative decreased by $762.  Depreciation and amortization expenses decreased by $5,280 (-9%).

During the six months ended June 30, 2008, GSI's operating expenses decreased 10% compared to the 2007 period.  Product and technology development increased $3,547 (+1%).  Sales and marketing decreased $147,613 (-23%) due to decreased sales management staff expense and commission expense, as offset by increased outside marketing services.  General and administrative decreased by $19,085 (-3%) due to lower salary and bonus expenses.  Depreciation and amortization expenses decreased by $46,242 (-16%).

Operating Loss

As a result of the foregoing, the Company reported an operating loss for the six months ended June 30, 2008 of $559,082, compared to an operating loss of $1,028,329 for the six months ended June 30, 2007.

The following is a comparison of the components of consolidated income from operations:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2008	June 30, 2007	Amount	Percent

Operating income (loss):

Electronic document delivery services	$176,636	$232,964	$(56,328)	-24%
Government accounting solutions	94,094	107,545	(13,451)	-13%
Integrated communications	446,681	253,206	193,475	76%
Corporate	(1,276,493)	(1,622,044)	345,551	21%
Total operating income (loss)	$(559,082)	$(1,028,329)	$469,247	46%

Each of GSI and Corporate reported a significant improvement in operating income (loss) compared to the prior year period.  However, these improvements were offset by reduced operating income at TBS and MVI.

Interest Expense, net

Interest expense, net for the six months ended June 30, 2008 increased by $55,554 to $112,823 from the $57,269 reported in the 2007 period.  The most significant factor in the increase was amortization of debt issue costs incurred in connection with finders' fees for a new operating line of credit.

Other Income, net

Other income, net for the six months ended June 30, 2008 was $53,403 compared to other income, net of $(54,339) reported in the 2007 period.  In each of the periods, we recorded other income and expense related to settlement of liabilities related to prior years.

Discontinued Operations

For the six months ended June 30, 2007, income from discontinued operations was $186,172, and included the results of operations of PFI, our electronic forms segment.  See Note 5 to our unaudited condensed consolidated financial statements contained elsewhere in this Report for additional information related to discontinued operations.

Net Loss

As a result of the foregoing, net loss for the six months ended June 30, 2008 was $651,500, or $0.00 per share, compared to a net loss of $979,837, or $0.01 per share, for the six months ended June 30, 2007 on weighted average shares of 152,770,913 and 148,444,518, respectively.

The following is a comparison of the components of consolidated net loss:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2008	June 30, 2007	Amount	Percent

Net income (loss):

Electronic document delivery services	$162,612	$233,467	$(70,855)	-30%
Government accounting solutions	90,733	113,587	(22,854)	-20%
Integrated communications	473,980	169,685	304,295	179%
Corporate	(1,378,825)	(1,682,748)	303,923	18%
Discontinued operations	-	186,172	(186,172)	-100%
Total net loss	$(651,500)	$(979,837)	$328,337	34%

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2008, our net cash position decreased by $271,540 to $478,371.  Although our financing activities provided net cash of $20,886, our operating and investing activities used net cash of $272,422 and $20,004, respectively.

Net cash used in operating activities for the six months ended June 30, 2008 was $272,422, an increase of $187,730 from the $84,692 used in operating activities during the 2007 period.

Our investing activities during the first half of 2008 consisted of the purchase of computer equipment and acquiring cash from the sale of Resolutions. Net cash used in investing activities during the 2008 period decreased $92,404 to $20,004 from the $112,408 used in investing activities during the 2007 period, during which we purchased computer equipment.

Net cash provided by financing activities for the six months ended June 30, 2008 was $20,886, and included $95,248 of proceeds, net of repayments, from our operating lines of credit which were offset by $65,000 of cash paid for debt issuance costs and payments on capital lease obligations of $9,362.  Net cash provided by financing activities for the 2007 period was $105,180 and included $347,206 in proceeds, net of repayments, from our operating lines of credit which were offset by $12,026 of payments on capital leases and repayment of $230,000 of related party notes in connection with the TBS and Resolutions acquisitions.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Our sources of capital include cash flow from operations, available credit facilities, and the issuance of debt and equity securities.  During the first half of 2008, we relied heavily on cash reserves to fund our net cash used in operating activities.  During the remainder of 2008, we anticipate using our operating lines of credit to fund any further negative operating cash flows.

On February 6, 2008, we entered into an agreement with The Private Bank of The Peninsula ("Bank") for an asset based line of credit (the "Line").  The Bank's maximum commitment amount for the Line is $1.5 million.  Advances are generally limited to 85% of eligible domestic accounts receivable.  The interest rate is floating and is calculated at Wall Street Journal prime plus 3% on the cash borrowed.  Interest on outstanding borrowings is payable monthly.  As of June 30, 2008, outstanding borrowings on the Line were approximately $113,000.  Outstanding advances under the Line are secured by a first lien position on all of our accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on our inventory, intellectual property, and equipment.

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

TBS has a $100,000 unsecured operating line of credit with BB&T that it had not utilized as of August 4, 2008.  During July 2008, VillageEDOCS renewed a $500,000 operating line of credit with Bank of America guaranteed by a shareholder on which it owed approximately $467,000 as of June 30, 2008.

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

We believe that sustainable profitability is achievable; however, we have a history of losses.  While GSI, MVI, and TBS each reported net income for the first half of 2008, this income was not sufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from our three operating segments, or in reducing expenses of the holding company as a percentage of revenue, we may not achieve profitability on a consolidated basis.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 defines fair value, establishes a framework for measuring fair value in GAAP and expands disclosures about fair value measurements. This Statement applies under other accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, this Statement does not require any new fair value measurements. SFAS No. 157 is effective for fiscal years beginning after December 15, 2007. The Company adopted SFAS No. 157 effective January 1, 2008.  In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-2- Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently evaluating the effect of SFAS No. 157 on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations. SFAS No. 141(R) provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. SFAS No. 141(R) also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008. Early adoption of SFAS No. 141(R) is not permitted. We are currently evaluating the impact SFAS No. 141(R) will have on any future business combinations.

ITEM 4 - CONTROLS AND PROCEDURES

(a) As of June 30, 2008, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of June 30, 2008.  Accordingly, although we continue to make progess toward our goal to remediate significant deficiencies, we concluded that our disclosure controls and procedures were not effective as of June 30, 2008.  For more information regarding the material weaknesses identified and our remediation plans, we encourage you to read Item 8A Controls and Procedures included in the Annual Report on Form 10-KSB that we filed with the SEC on March 31, 2008.

(b) Changes in internal control over financial reporting: There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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
2.6

Assets Purchase Agreement dated December 10, 2007 by and between Phoenix Forms, Inc. and DocPath Corp.  Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 11, 2007. **

2.7

Stock Purchase Agreement dated as of August 1, 2008 by and among VillageEDOCS, Inc. and Decision Management Company, Inc. d/b/a Questys Solutions, Inc. and Its Sole Shareholder, Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common.  Previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

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
4.33

Form of Convertible Secured Promissory Note by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.19 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.34

Convertible Secured Promissory Note dated February 16, 2004 by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.20 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.35

Notice of conversion by Barron Partners LP dated October 21, 2005.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference. **

4.36

Notice of conversion by Barron Partners LP dated March 8, 2006.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference. **

4.37

Registration Rights Agreement dated as of April 28, 2006 by and among VillageEDOCS and the principal stockholders of GoSolutions, Inc.  Previously filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.38

Principal VEDO Stockholders Voting Agreement dated as of April 28, 2006 by and among Barron Partners, LP, C. Alan Williams, Joan P. Williams and GoSolutions, Inc.  Previously filed as Exhibit 99.6 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.39

Indemnity/Contribution Agreement effective April 30, 2006, by and among VillageEDOCS, GoSolutions Equity, LLC (the "LLC"), and the principals of the LLC identified on the signature page thereto.  Previously filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.40

Settlement and Release Agreement dated as of April 28, 2006 by and among VillageEDOCS, GoSolutions, Inc., The Zant Group Trust and Louis J. Zant.  Previously filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.41

Second Extension Agreement dated as of April 28, 2006 by and between The Zant Group Trust and GoSolutions, Inc.  Previously filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.42

Settlement and Release Agreement dated as of June 30, 2006, by and among VillageEDOCS, GoSolutions, Inc., Bruce H. Bennett and Sandra G. Bennett.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2006. **

4.43

Warrant Exchange Agreement dated as of November 20, 2006 by and between the Company and Barron Partners, LP.  Previously filed as Exhibit 10.1 to the Company's Amended Current Report on Form 8-K/A filed on November 22, 2006.**

4.44

Promissory Note of VillageEDOCS, Inc. dated August 1, 2008 for $900,000 held by Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common.  Previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

4.45

Security Agreement dated as of August 1, 2008, by and among VillageEDOCS, Inc, Decision Management Company, Inc. d/b/a Questys Solutions, Inc. and Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common.  Previously filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

4.46

Subordination Agreement dated as of August 1, 2008 by and between The Private Bank of the Peninsula and Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common.  Previously filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

4.47

Form of Promissory Note of VillageEDOCS, Inc. dated August 1, 2008 for $300,000 held by The Silver Lake Group, LLC.  Previously filed as Exhibit 99.6 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

4.48

Form of Security Agreement dated as of August 1, 2008, by and among VillageEDOCS, Inc, GoSolutions, Inc., and The Silver Lake Group LLC.  Previously filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

4.49

Form of Subordination Agreement dated as of August 1, 2008 by and between The Private Bank of the Peninsula and The Silver Lake Group LLC.  Previously filed as Exhibit 99.8 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

10.1

General Release and Noncompetition Agreement dated February 17, 2004 by Stephen A. Garner in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.2

General Release and Noncompetition Agreement dated February 17, 2004 by James L. Campbell in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.3

Lease Agreement dated February 17, 2004 by and between Perimeter Center Partners and Tailored Business Systems, Inc. previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.4

Employment Agreement dated June 10, 2004 by and between the Company and K. Mason Conner previously filed as Exhibit C to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference. **

10.5

Employment Agreement dated June 10, 2004 by and between the Company and H. Jay Hill previously filed as Exhibit D to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference. **

10.6

Employment Agreement dated June 10, 2004 by and between the Company and Michael Richard previously filed as Exhibit E to the Company's Schedule 14C Information Statement filed on July 23, 2004 and incorporated herein by reference. **

10.7

Release of Claims Agreement dated as of April 1, 2005 by Alexander Riess in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.8

Release of Claims Agreement dated as of April 1, 2005 by William R. Falcon in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.9

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and K. Mason Conner.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 29, 2005. **

10.10

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and H. Jay Hill.  Previously filed as Exhibit 10.2 to the Company's Current Report on Form 8-K filed on April 29, 2005. **

10.11

Amendment No. 1 to Executive Employment Agreement dated April 28, 2005 by and between the Registrant and Michael A. Richard.  Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 29, 2005. **

10.12

Executive Employment Agreement, dates as of March 1, 2006, by and between the Company and Jerry T. Kendall.  Previously files as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2006. **

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
10.17

Patent License Agreement, dated as of May 12, 2006, by and between VillageEDOCS and Catch Curve, Inc..  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2006. **

10.18

Office Lease Agreement effective June 1, 2007 by and between the Company and Tustin Avenue Investors, LLC.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2007. **

10.19

Placement Agency Agreement effective October 13, 2006 by and between the Company and Stonegate Securities, Inc.  Previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.20

Engagement Agreement effective July 10, 2007 by and between the Company and GemStone Securities, LLC.  Previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.21

Settlement Agreement dated June 6, 2007 by and among Jeffrey H. Mims, VarTec Telecom, Inc, Excel Telecommunications, Inc., VarTec Solutions, Inc., and GoSolutions, Inc. Previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.22

Form of Loan and Security Agreement dated February 6, 2008 by and between The Private Bank of the Peninsula and each of the Registrant, MessageVision, Inc., and Tailored Business Systems, Inc.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2008. **

10.23

Employment Agreement dated as of August 1, 2008 by and between VillageEDOCS, Inc. and Andre Hadzi-Pavlovic.  Previously filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference. **

21.1	Subsidiaries of the Registrant.*

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 14, 2008 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 14, 2008 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 14, 2008 by K. Mason Conner, Chief Executive Officer.***
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 14, 2008 by Michael A. Richard, Chief Financial Officer.***
*	Filed herewith
**	Previously filed
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: August 14, 2008	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer, President, and Director

Dated: August 14, 2008	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)