Form 10-Q
period 2008-09-30
VILLAGEEDOCS INC
filed 2008-11-17
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[X]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

APPLICABLE ONLY TO CORPORATE ISSUERS

There were 174,770,913 shares of the Registrant's common stock outstanding as of October 31, 2008

VillageEDOCS

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Balance Sheets
	September 30,	December 31,
	2008	2007
	(Unaudited)	(Audited)
ASSETS
Current assets:
Cash	$ 1,033,836	$ 749,911
Accounts receivable, net of allowance for doubtful
accounts of approximately $39,000 and $49,000, respectively	1,337,519	899,117
Inventories	38,054	31,988
Prepaid expenses and other current assets	175,677	193,557
Debt issuance costs, net	71,550	-
Total current assets	2,656,636	1,874,573

Property and equipment, net	428,196	379,192
Other assets	60,617	48,611
Goodwill	8,670,898	6,272,457
Other intangibles, net	2,639,658	2,993,449
	$ 14,456,005	$ 11,568,282

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$ 627,781	$ 561,845
Accrued expenses	2,171,932	2,491,416
Deferred revenue	1,017,838	425,636
Capital lease obligations, current	20,947	19,008
Lines of credit	1,014,561	484,680
Notes payable to related parties, current	635,000	-
Convertible note and accrued interest payable to
related party	176,745	171,870
Total current liabilities	5,664,804	4,154,455

Capital lease obligations, net of current portion	5,830	21,918
Notes payable to related parties, net of current portion	680,000	-
Total liabilities	6,350,634	4,176,373

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized -- 48,000,000 shares
Issued and outstanding -- 33,500,000 shares	33,500	33,500
(liquidation preference of $1,675,000)
Common stock, par value $0.0001 per share:
Authorized -- 500,000,000 shares
Issued and outstanding - 174,770,913 and 152,770,913 shares, respectively	17,477	15,277
Additional paid-in capital	33,441,547	32,397,585
Accumulated deficit	(25,387,153)	(25,054,453)
Total stockholders' equity	8,105,371	7,391,909
	$ 14,456,005	$ 11,568,282
See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net sales	$ 4,273,114	$ 3,582,554	$ 10,965,907	$ 10,176,538
Cost of sales	1,661,614	1,362,671	4,444,651	3,801,742
Gross profit	2,611,500	2,219,883	6,521,256	6,374,796
Operating expenses:
Product and technology
development	448,322	420,324	1,219,705	1,339,694
Sales and marketing	492,427	483,310	1,434,132	1,554,703
General and administrative	1,207,825	1,166,269	3,597,800	3,953,982
Depreciation and amortization	188,378	200,905	554,153	605,671
Total operating expenses	2,336,952	2,270,808	6,805,790	7,454,050
Income (loss) from operations	274,548	(50,925)	(284,534)	(1,079,254)

Interest expense, net of interest income	(62,851)	(32,425)	(175,674)	(89,694)
Other income (expense), net	49,968	6,877	103,371	(47,462)
Income (loss) before provision for
income taxes	261,665	(76,473)	(356,837)	(1,216,410)

Benefit (provision) for income taxes	style="font-size: 9pt">57,135>	11,162	style="font-size: 9pt">24,137	(14,910)
Income (loss) from continuing operations	318,800	(65,311)	(332,700)	(1,231,320)

Income from discontinued operations	-	22,042	-	208,214
Net income (loss)	$ 318,800	$ (43,269)	$ (529,177)	$ (1,023,106)

Net income (loss) available
to common shareholders:
Basic	$ 318,800	$ (65,311)	$ (332,700)	$ (1,231,320)
Diluted	$ 318,800	$ (65,311)	$ (332,700)	$ (1,231,320)

Basic earnings (loss) per share:
Income (loss) from continuing operations	$ -	$ -	$ -	$ (0.01)
Income from discontinued operations	$ -	$ -	$ -	$ -
Net earnings (loss) per share, basic	$ -	$ -	$ -	$ (0.01)

style="font-size: 9pt">Diluted earnings (loss) per share:
Income (loss) from continuing operations	$ -	$ -	$ -	$ (0.01)
Income from discontinued operations	$ -	$ -	$ -	$ -
Net earnings (loss) per share, diluted	$ -	$ -	$ -	$ (0.01)

Weighted average shares outstanding -
Basic	167,118,739	151,187,580	157,606,078	149,380,374
Diluted	201,883,203	151,187,580	157,606,078	149,380,374

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(Unaudited)
	Nine Months Ended September 30,
	2008	2007
Cash Flows from Operating Activities:
Net loss	$ (332,700)	$ (1,023,106)
Adjustments to reconcile net loss to net cash provided by
(used in) operating activities:
Depreciation and amortization	554,153	715,665
Recovery of doubtful accounts receivable	(10,000)	(27,000)
Estimated fair value of stock options issued to
employees for services rendered	221,016	655,409
Estimated fair value of warrants issued to consultants	75,485	8,332
Common stock issued to employees and non-employees
for services rendered	-	76,211
Amortization of debt discount and debt issuance costs	143,111	11,007
Changes in operating assets and liabilities, net of
acquisitions and divestitures:
Accounts receivable	(118,515)	(333,425)
Inventories	(6,066)	21,134
Prepaid expenses and other current assets	(22,672)	(78,375)
Other assets	-	(11,068)
Accounts payable	(18,555)	(104,201)
Accrued expenses and interest	(428,206)	135,471
Deferred revenue	147,797	(94,522)
Net cash provided by (used in) operating activities	204,848	(48,468)
Cash Flows from Investing Activities:
Purchases of property and equipment	(111,761)	(132,470)
Cash paid in acquisition of QSI, net of cash acquired	(286,435)	-
Costs incurred for purchase of QSI	(227,291)	-
Cash acquired from sale of PFI	53,832	-
Net cash used in investing activities	(571,655)	(132,470)
Cash Flows from Financing Activities:
Proceeds from lines of credit, net of repayments	429,881	491,146
Proceeds from warrant exercise	-	200,000
Cash paid for debt issuance costs	(65,000)	-
Payments on capital lease obligation	(14,149)	(25,867)
Proceeds from issuance of note payable to related party	300,000	-
Principal payments on notes payable to related parties	-	(30,000)
Principal payments on convertible notes to related parties	-	(200,000)
Net cash provided by financing activities	650,732	435,279
Net change in cash	283,925	254,341

Cash, beginning of period	749,911	568,819
Cash, end of period	$ 1,033,836	$ 823,160
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$ 46,866	$ 73,810
Income taxes	$ 172,340	$ 26,072

continued.

Supplemental Schedule of Noncash Investing	Nine Months Ended September 30,
and Financing Activities:	2008	2007

Issuance of common stock as acquisition cost	$ 2,200	$ 92,400
Issuance of note payable to related party in acquisition	$ 900,000	$ -
Estimated fair value of common stock issued in connection with acquisition	$ 547,800	$ -
Acquisition of property and equipment through capital lease obligation	$ -	$ 63,175
Estimated fair value of warrants issued as debt issuance costs	$ 149,661	$ -
Reclassification of warrant from accrued liabilities to additional
paid-in capital	$ 50,000	$ -

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc.

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2008 and 2007

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

2.          Background, Organization and Basis of Presentation

The Company was incorporated in 1995 in Delaware, reincorporated in California in 1997, and reincorporated in Delaware in September 2007. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally.  On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS").  TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms.  On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company.  In connection with the reorganization, the Company formed MessageVision, Inc. ("MVI") on October 25, 2004.  Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions ("PFI" or "Resolutions"), which it subsequently sold effective December 1, 2007.  Effective May 1, 2006, the Company acquired GoSolutions, Inc. ("GSI").  GSI provides enhanced voice and data communications services including speech-driven messaging, unified communications, and audio conferencing applications.  Effective August 1, 2008, the Company acquired Decision Management Company, Inc. dba Questys Solutions ("QSI" or "Questys").  QSI provides products and services for document and content management, automated data capture, electronic agenda management, and business process workflow.  The unaudited condensed consolidated financial statements include the accounts of the Company and those of MVI, TBS, Resolutions, GSI, and QSI, its wholly owned subsidiaries, since October 25, 2004, February 17, 2004, April 1, 2005, May 1, 2006, and August 1, 2008, respectively.   The results of operations of Resolutions are included in discontinued operations for the three and nine months ended September 30, 2007.  See Note 5 for additional information regarding the accounting for Resolutions as a discontinued operation and for information regarding the Company's acquisition of QSI.  All significant inter-company transactions and balances have been eliminated in consolidation.

3.          Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception, and has a working capital deficit ($3,008,168 at September 30, 2008).  The Company's losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns QSI, GSI, TBS and MVI.

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

4.           Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards ("SFAS") No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's five reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2008, the Company operated in the following five reportable segments (see Note 10):

(a)  Electronic document delivery services,

(b)  Government accounting solutions,

(c)  Electronic content management solutions,

(d)  Integrated communications, and

(e)  Corporate.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At September 30, 2008 and December 31, 2007, the Company has recorded an allowance for doubtful accounts of approximately $39,000 and $49,000, respectively.

For the three months ended September 30, 2008 and 2007, independent representatives of one enterprise accounted for approximately 21% and 27% of total revenues, respectively.

For the nine months ended September 30, 2008 and 2007, independent representatives of one enterprise accounted for approximately 25% and 28% of total revenues, respectively.

No single customer accounted for more than 10% of accounts receivable at September 30, 2008 or December 31, 2007.

At September 30, 2008 and December 31, 2007, the Company had amounts on deposit with financial institutions in excess of the federally insured limits of $100,000, which approximated $301,000 and $410,000, respectively.  Subsequent to September 30, 2008, the federally insured limit was increased to $250,000.

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

The Company has adopted Statement of Position ("SOP") 97-2, Software Revenue Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions"  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence ("VSOE") of fair value. Software license revenue generated by TBS, QSI and Resolutions (through the date of disposal - see Note 5), allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of QSI's electronic content management solutions, MVI's internet-enabled fax services and web site, TBS's government accounting software, and GSI's communications services.  Product and technology development costs are expensed as incurred.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, approximately 37,455,000 and 33,915,000 of potentially dilutive shares for the nine months ended September 30, 2008 and 2007, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three months ended September 30, 2008.

	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$ 318,800	-	$ -
Income available to common shareholders	$ 318,800	167,118,739	$ -

Effect of dilutive securities:
Convertible note payable to related party	$ -	1,262,464	$ -
Convertible preferred stock	-	33,500,000	-

Diluted EPS:
Income available to common shareholders plus assumed exercises	$ 318,800	201,883,203	$ -

Software Development Costs

The Company capitalizes software development costs pursuant to SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased or Otherwise Marketed, after technological feasibility of the software is established, which is generally the completion of a working prototype and ends upon general release of the product to the Company's customers. All costs incurred in the research and development of new software and costs incurred prior to the establishment of technological feasibility are expensed as incurred. Capitalized costs consist of direct costs and allocated overhead associated with the development of the software products.  Amortization of software development costs commences when the product becomes available for general release to customers and is computed based on the straight-line method over the software's estimated economic life of approximately three years.  The Company reviews the unamortized software development costs at each balance sheet date and, if necessary, will write down the balance to net realizable value if the unamortized costs exceed the net realizable value of the asset.  At September 30, 2008, management determined that no impairment existed.

Stock-Based Compensation

At September 30, 2008, the Company had two stock-based compensation plans.

The Company has adopted SFAS No. 123 (revised 2004), Share-Based Payment, ("SFAS 123(R)") which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.  In March 2005, the United States Securities and Exchange Commission ("SEC" or "Commission") issued Staff Accounting Bulletin ("SAB") No. 107 Share-Based Payment ("SAB 107") relating to SFAS 123(R). The Company has applied the provisions of SAB 107 in its adoption of SFAS 123(R).

SFAS 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. Stock-based compensation expense recognized in the Company's unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 included compensation expense for share-based payment awards granted prior to, but not yet vested as of December 31, 2005 based on the grant date fair value estimated in accordance with the pro forma provisions of SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and compensation expense for the share-based payment awards granted subsequent to December 31, 2005 based on the grant date fair value estimated in accordance with the provisions of SFAS 123(R). As stock-based compensation expense recognized in the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007 is based on awards ultimately expected to vest, it has been reduced for estimated forfeitures. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The estimated average forfeiture rates for the three and nine months ended September 30, 2008 and 2007 were based on historical forfeiture experience and estimated future employee forfeitures.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the nine months ended September 30, 2008 and 2007.

Description of Plans

The Company's stock option plans provide for grants of options to employees and directors of the Company to purchase the Company's shares, as determined by management and the board of directors, at the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of September 30, 2008, the Company is authorized to issue up to 95,000,000 shares under these plans and has approximately 54,000,000 shares available for future issuances.

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

	Nine Months Ended
	September 30,
	2008	2007
Stock options:
Expected term (in years)	6.0	5.0
Expected volatility	264%	360% - 382%
Risk-free interest rate	3.18%	4.86%
Expected dividends	-	-

A summary of option activity as of September 30, 2008 and changes during the nine months then ended, is presented below:

	September 30, 2008
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2008	37,230,669	$0.21
Options granted	12,360,000	$0.06
Options forfeited	(9,047,792)	$0.16
Options exercised	-	$ -
Options outstanding at September 30, 2008	40,542,877	$0.17	5.3	$ -
Options vested or expected to vest at September 30, 2008	37,921,661	$0.16	5.2	$ -
Options exercisable at September 30, 2008	25,391,337	$0.23	4.5	$ -

The weighted average grant date fair value of options granted during the nine months ended September 30, 2008 was $0.04 per option.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of September 30, 2008, there was approximately $912,269 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 3.6 weighted average years. The total fair value of vested options issued to employees and directors during the three and nine months ended September 30, 2008 was $98,604 and $221,016, respectively, net of estimated forfeitures, which was recorded as general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.  The total fair value of vested options issued to employees and directors during the three and nine months ended September 30, 2007 was $200,923 and $655,409, respectively, net of estimated forfeitures, which was recorded as general and administrative expense in the accompanying unaudited condensed consolidated statements of operations.

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

The Company performed an impairment test on goodwill as of December 31, 2007.  Based on its analysis as of December 31, 2007, and review at September 30, 2008, the Company's management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of goodwill in the future.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5).  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At September 30, 2008, management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of September 30, 2008 and December 31, 2007, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the three and nine months ended September 30, 2008 and 2007 were insignificant.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP No. 157-3").  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues.  FSP No. 157-3 is effective immediately, and applies to the Company's September 30, 2008 financial statements.  The Company has concluded that the application of FSP No. 157-3 did not have a material impact on its consolidated financial position and results of operations as of and for the periods ended September 30, 2008.

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

5.            Acquisitions, Discontinued Operations, Dispositions, and Intangible Assets

Acquisition of Questys ("QSI")

On August 4, 2008, the Company completed the purchase of 100% of the issued and outstanding capital stock of QSI, from its sole shareholder, Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants in Common (the "Pavlovics", "Questys Shareholder").  The effective date of the acquisition is August 1, 2008.

The Company purchased Questys with $300,000 in cash, a secured promissory note in the amount of $900,000 (see Note 6), and 22 million shares of the Company's restricted common stock.

The terms of the purchase were the result of arms-length negotiations.  The Pavlovics were not previously affiliated with the Company.

Questys is a California corporation formed in 1981 and is headquartered in Mission Viejo, California.  The Company purchased Questys to add new products and services for document and content management, document archiving, document imaging, automated data capture, electronic agenda management, and business process workflow.  In addition, as Questys has clients in a number of markets, including corporate, government, healthcare, financial services, education, legal, law enforcement, manufacturing, and retail, the Company expects to benefit from the potential expansion into the newly expanded customer base of several of the Company's products and services believed to be complementary.

A finder's fee in the amount of $125,000 is due to Agile Equity in connection with the acquisition of Questys.  As of September 30, 2008, the Company had paid $50,000 of such fee and has agreed to pay the remaining $75,000 by December 31, 2008.

In connection with the acquisition of QSI, the Company incurred $227,291 in acquisition-related costs including, but not limited to, expenses incurred for a finder's fee, legal, accounting and travel.

The acquisition price was comprised of the following:

Cash paid at closing	$ 300,000
Promissory note to seller	900,000
Estimated fair value of VillageEDOCS' common stock	550,000
Legal, accounting, and other direct costs	227,291
$ 1,977,291

The following represents an allocation of the purchase price over the historical net book value of the acquired assets and liabilities of QSI as of August 1, 2008, the effective date of the acquisition:

Cash	$ 13,565
Accounts receivable	309,887
Prepaid expenses and other current assets	55,298
Property and equipment	95,587
Other assets	12,006
Total liabilities	(907,493)
Net liabilities assumed	(421,150)
Goodwill	2,398,441
$ 1,977,291

This allocation is preliminary and may be subject to change upon evaluation of the fair value of QSI's acquired assets and liabilities as of the acquisition date as well as the potential identification of certain intangible assets.  The Company is in the process of analyzing the components of the intangible assets it acquired and will determine the final purchase price allocation during 2008.

The pro forma combined historical results, as if QSI had been acquired as of January 1, 2007, are estimated as follows:

	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30, 2008	September 30, 2007	September 30, 2008	September 30, 2007
Net sales	$ 4,455,104	$ 4,201,268	$ 12,763,450	$ 12,525,160
Net loss	$ (137,181)	$ (324,570)	$ (235,818)	$ (1,436,229)
Weighted average common
shares outstanding:
basic and diluted	174,770,913	173,187,580	174,770,913	171,380,374
Loss per share:
basic and diluted	$ -	$ -	$ -	$ (0.01)

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

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

In accordance with SFAS No. 144, Accounting for the Impairment of Disposal of Long Lived Assets, the operations associated with this transaction have been classified as income (loss) from discontinued operations in the accompanying unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2007.

Discontinued operations' results were as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2007	September 30, 2007
Results of discontinued operations
Net sales	$ 454,501	$ 1,493,652
Income before income taxes	$ 22,042	$ 208,214
Income taxes	$ -	$ -
Income from discontinued operations	$ 22,042	$ 208,214

Other Intangible Assets

On May 12, 2006, the Company entered into a Patent License Agreement (the "License Agreement") with Catch Curve, Inc. ("Catch Curve").  Pursuant to the License Agreement, Catch Curve granted the Company a worldwide, non-exclusive, non-divisible, fully paid-up license to use certain patented technology in connection with any facsimile products or services made or sold by the Company or its subsidiaries.  The Company is obligated to make aggregate license payments of $600,000 over a period of up to thirty-two months beginning on May 12, 2006, at which time no further payments are required under the License Agreement.   License payments of $180,000 are due in each of the years ended December 31, 2007 and 2008. The License Agreement stipulates that $350,000 of the total license fee is attributable to sales of products and services prior to the date of the License Agreement.  The remainder of $250,000 is attributable to sales of products and services subsequent to the date of the License Agreement. Accordingly, on May 12, 2006, the Company recorded an intangible asset in the amount of $250,000.  The intangible asset is being amortized over 58 months, the current remaining life of the patents covered by the License Agreement.  During the three and nine months ended September 30, 2008, the Company made license payments of $45,000 and $135,000, respectively, under the License Agreement.  At September 30, 2008 and December 31, 2007, the unpaid balance due was $45,000, and $180,000, respectively.  In accordance with the terms of the License Agreement, the Company has classified the total amount due as a current liability on the accompanying condensed consolidated balance sheets.

Other intangibles consist of the following as of September 30, 2008:

	Estimated Useful Life	Gross Carrying	Accumulated	Net Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(122,842)	$127,158

TBS:
Customer list	Ten	500,000	(231,250)	268,750
Trade name	Five	50,000	(46,250)	3,750
		550,000	(277,500)	272,500

GSI:
Customer relationships	Ten	2,200,000	(531,667)	1,668,333
Technology	Five	490,000	(236,833)	253,167
Trade names and marks	Ten	420,000	(101,500)	318,500
		3,110,000	(870,000)	2,240,000

Total other intangible assets		$3,910,000	$(1,270,341)	$2,639,658

Amortization of other intangible assets was $117,930 and $146,264, respectively, during the three months ended September 30, 2008 and 2007, and $353,791 and $424,901, respectively, during the nine months ended September 30, 2008 and 2007.  During the nine months ended September 30, 2008, the Company did not acquire or dispose of any intangible assets.

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

A facility fee of $15,000 was paid to the Bank in connection with the Line.  A finder's fee in the amount of $50,000 was paid by the Company to Dragonfly Capital Partners LLC ("Dragonfly").  In addition, the Company issued the Bank and Dragonfly warrants to purchase shares of its common stock (see Note 7).  The Company recorded the finders' fees and warrants as debt issuance costs in the accompanying unaudited condensed consolidated balance sheet at September 30, 2008, and amortized $16,252 and $43,337, respectively, of the cash fees to interest expense during the three and nine months then ended.

Outstanding advances under the Line are secured by a first lien position on all of the Company's accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on its inventory, intellectual property, and equipment.  As of September, 30, 2008 and December 31, 2007, there were outstanding borrowings of $457,340, and $0, respectively, on the Line and the Company was in compliance with all loan covenants.  Availability on the Line as of September 30, 2008 was approximately  $116,000.

Effective September 30, 2006, VillageEDOCS obtained a $500,000 revolving line of credit ("VEDO RLOC") with Bank of America.  The VEDO RLOC is guaranteed by a shareholder of the Company.  Interest on outstanding borrowings is payable monthly at an annual rate of interest equal to LIBOR plus 2%.  As of September 30, 2008 and December 31, 2007, there were outstanding borrowings of $457,221, and $484,680, respectively, on the VEDO RLOC and the Company was in compliance with all loan covenants.

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit ("TBS RLOC)" with BB&T.  The TBS RLOC is guaranteed by the assets of TBS.  Interest on outstanding borrowings is payable monthly at a variable annual rate equal to the financial institution's prime rate in effect.  As of September 30, 2008 and December 31, 2007, there were no outstanding borrowings under TBS RLOC and the Company was in compliance with all loan covenants.

QSI has an unsecured line of credit agreement with a financial institution for borrowings up to the maximum of $100,000 with no maturity date ("QSI RLOC").  Borrowings bear interest at the prime rate, plus 2.775%.  QSI had borrowings totaling $100,000 at September 30, 2008 and had $0 available for future borrowings under the line of credit.  Pursuant to the QSI acquisition agreements, the Company has agreed to repay all outstanding borrowings under the QSI RLOC on or before August 1, 2009.

Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic

Effective August 1, 2008 and in connection with the acquisition of Questys (see Note 5), the Company issued a secured promissory note to the Pavlovics (the "Pavlovic Note") in the amount of $900,000.  The Pavlovics are a related party as a result of the common stock issued to them by the Company in connection with the acquisition of Questys.  The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011.  Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011.  The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008.  Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

Prior to August 1, 2008 (effective date of acquisition of Questys), the Pavlovic's made aggregate advances to Questys in the amount of $115,000, which were assumed in the acquisition (the "Pavlovic Shareholder Debt").  The Pavlovic Shareholder Debt is non-interest bearing and the Company and the Pavlovics have agreed to the repayment of the outstanding balance as follows:  (i) $35,000 on or before August 1, 2009, (ii) $40,000 on or before August 1, 2010, and (iii) $40,000 on or before the August 1, 2011.

The Silver Lake Group, LLC

The Company funded the requirement for the initial $300,000 payment for the purchase of QSI from the proceeds of a $300,000 related party secured promissory note offering subscribed to by The Silver Lake Group, LLC ("SLG") on August 4, 2008 (the "SLG Note").  SLG is owned by Ricardo A. Salas.  Mr. Salas is a Director of the Company.  The SLG Note was originally due on October 31, 2008 and bore interest at a rate of nine percent (9%) per annum through October 31, 2008.

On October 30, 2008, the Company and SLG entered into an Amendment to Secured Promissory Note ("Amendment") to modify the maturity date, interest rate, and repayment terms of the SLG Note.  As of October 31, 2008, the remaining principal balance of the SLG Note, as amended, was $250,000 and no interest was outstanding.  Pursuant to the Amendment, the SLG Note matures on March 31, 2009 and bears interest from November 1, 2008 at a rate of twelve percent (12%) per annum.  The SLG Note will be repaid in a series of five monthly installments of principal and interest on each of November 28, 2008, December 31, 2008, January 30, 2009, February 27, 2009, and March 31, 2009.  The SLG Note is secured by the accounts receivable of GoSolutions, Inc., a wholly-owned subsidiary of the Company, as defined in a Security Agreement dated as of August 1, 2008.  Payment obligations under the SLG Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula to the extent set forth in a Subordination Agreement to be entered into as of August 1, 2008.

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

The Company amortized the discount using the effective interest method through October 31, 2007.  During the three and nine months ended September 30, 2007, $3,669 and $11,007, respectively, of interest expense was recognized in connection with the amortization of debt discount related to these notes.

At September 30, 2008, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $111,745 in unpaid interest.

At December 31, 2007, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $106,870 in unpaid interest.

Interest Expense

Interest expense recognized on all lines of credit and notes payable was $78,377 and $54,917, respectively, during the three months ended September 30, 2008 and 2007, and $172,332 and $91,684, respectively, during the nine months ended September 30, 2008 and 2007.

Interest expense noted above included non-cash charges (related to amortization of debt discount and debt issuance costs) of $53,667 and $3,669, respectively, during the 2008 and 2007 quarters, and $143,111 and $11,007, respectively, during the 2008 and 2007 nine-month periods.

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

On August 1, 2008 and in connection with the acquisition of Questys, the Company issued 22,000,000 shares of its restricted common stock to the Pavlovics (see Note 5).  These shares were valued at $0.025 per share (the estimated fair value on the measurement date) and recorded as additional purchase price.

The Company issued no shares of its preferred stock during the nine months ended September 30, 2008.

b.       Stock Options

During the nine months ended September 30, 2008, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows:  2,075,000 shares at $0.15 per share, 1,540,000 shares at $0.05 per share, 275,000 shares at $0.04 per share, 7,300,000 shares at $0.07 per share. 600,000 shares at $0.036 per share, and 570,000 shares at $0.03 per share.  All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through September 2015.  During the nine months ended September 30, 2008, options to purchase 9,047,792 shares were forfeited due to their expiration.

c.        Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

In consideration for the Line, (see Note 6) the Company issued the Bank an immediately exercisable warrant to purchase 75,000 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2018.  The warrants were valued using the Black-Scholes option pricing model at $4,500 and were recorded as debt issuance cost in the accompanying unaudited condensed consolidated balance sheet at September 30, 2008.  The Company is amortizing such cost over the one-year life of the related debt instrument.  During the three and nine months ended September 30, 2008, the Company recorded $1,125 and $3,000, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations.

As a finder's fee for the Line (see Note 6), the Company issued Dragonfly an immediately exercisable warrant to purchase 2,419,355 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2013.  The warrants were valued using the Black-Scholes option pricing model at $145,161 and were recorded as debt issuance cost in the accompanying unaudited condensed consolidated balance sheet at September 30, 2008.  The Company is amortizing such cost over the one-year life of the related debt instrument.  During the three and nine months ended September 30, 2008, the Company recorded $36,290 and $96,774, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations.

On February 8, 2008, the Company issued Agile Equity LLC an immediately exercisable warrant to purchase 653,214 shares of its restricted common stock at $0.077 per share through February 8, 2009 in consideration for consulting services rendered in connection with acquisition due diligence.  The warrant was valued at $50,484 based on the Black Scholes option pricing model.  During the year ended December 31, 2007 and the nine months ended September 30, 2008, the Company expensed consulting fees of $50,000 and $484, respectively, in accordance with the timing of the services performed.

On October 1, 2007, and in connection with a retainer agreement dated September 15, 2007, the Company issued a warrant to purchase 2,000,000 shares of its common stock at $0.05 per share (fair value on the measurement date) to a consultant in consideration for public relations services.  The warrants are exercisable over a five year period from date of grant.  The warrants were valued using the Black-Scholes option pricing model, were valued at $100,000, and is being recorded as general and administrative expense in the Company's statements of operations over the twelve month vesting period that began on September 15, 2007.  During the three and nine months ended September 30, 2008, the Company recorded $25,001 and $75,001, respectively, of such expense in the accompanying unaudited condensed consolidated statements of operations.

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

Rent expense for the three months ended September 30, 2008 and 2007 was $133,976 (including $109,080 of related party rent) and $81,767 (including $68,269 of related party rent), respectively.  Rent expense for the nine months ended September 30, 2008 and 2007 was $368,631 (including $227,361 of related party rent) and $270,784 (including $181,385 of related party rent), respectively.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of California, Florida, and Georgia.  These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities.  In connection with the Company's acquisition of TBS, the parties have agreed to indemnify each other from claims relating to the acquisition agreement to a maximum of $1,500,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement.  In connection with the Company's acquisition of both QSI and GSI, the parties have agreed to indemnify each other from claims relating to the acquisition agreement.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying unaudited condensed and consolidated balance sheets, respectively.

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

(c)  Electronic content management solutions,

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with accounting principles generally accepted in the United States of America:

	Three Months	Three Months	Nine Months	Nine Months
	ended / As of	ended	ended / As of	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007

Net revenue from external customers:

Electronic document delivery	$ 742,117	$ 789,319	$ 2,124,344	$ 2,336,329
Government accounting solutions	1,530,089	1,289,135	3,873,142	3,316,973
Electronic content management	447,408	-	447,408	-
Integrated communications	1,553,500	1,504,100	4,521,013	4,523,236
Corporate	-	-	-	-
Total net revenue from
external customers:	$ 4,273,114	$ 3,582,554	$ 10,965,907	$ 10,176,538

Operating income (loss) from continuing
operations:
Electronic document delivery	$ 148,514	$ 71,932	$ 325,150	$ 304,896
Government accounting solutions	259,028	163,974	353,122	271,519
Electronic content management	13,244	-	13,244	-
Integrated communications	407,724	407,521	854,405	660,727
Corporate	(553,962)	(694,352)	(1,830,455)	(2,316,396)
Total operating income (loss) from continuing operations:	$ 274,548	$ (50,925)	$ (284,534)	$ (1,079,254)

Depreciation and amortization:

Electronic document delivery	$ 22,566	$ 17,272	$ 62,999	$ 45,753
Government accounting solutions	24,824	29,626	75,524	85,606
Electronic content management	6,739	-	6,739	-
Integrated communications	121,319	142,366	369,522	436,811
Corporate	12,930	11,641	39,369	37,501
Total depreciation and amortization:	$ 188,378	$ 200,905	$ 554,153	$ 605,671

Interest expense, net of interest income:

Electronic document delivery	$ 2,678	$ -	$ 3,634	$ -
Government accounting solutions	2,791	750	6,152	1,008
Electronic content management	(5,470)	-	(5,470)	-
Integrated communications	(77)	(314)	(350)	(648)
Corporate	62,929	31,989	171,708	89,334
Total interest expense, net of interest income:	$ 62,851	$ 32,425	$ 175,674	$ 89,694
continued.

	Three Months	Three Months	Nine Months	Nine Months
	ended / As of	ended	ended / As of	ended
	September 30,	September 30,	September 30,	September 30,
	2008	2007	2008	2007
Income (loss) from continuing operations:

Electronic document delivery	$ 145,836	$ 70,980	$ 308,448	$ 304,447
Government accounting solutions	253,943	162,597	344,676	276,184
Electronic content management	60,494	-	60,494	-
Integrated communications	405,933	427,434	879,913	597,119
Corporate	(547,406)	(726,322)	(1,926,231)	(2,409,070)
Total income (loss) from continuing operations:	$ 318,800	$ (65,311)	$ (332,700)	$ (1,231,320)

Identifiable assets:

Electronic document delivery	$ 806,997		$ 806,997
Government accounting solutions	4,019,706		4,019,706
Electronic content management	2,961,734		2,961,734
Integrated communications	6,427,063		6,427,063
Corporate	240,505		240,505
Total identifiable assets:	$ 14,456,005		$ 14,456,005

Capital expenditures:

Electronic document delivery	$ 35,095	$ 23,625	$ 60,456	$ 75,842
Government accounting solutions	3,864	-	8,664	63,175
Electronic content management	3,131	-	3,131	-
Integrated communications	(4,165)	3,573	39,510	49,686
Corporate	-	181	-	5,969
Total capital expenditures:	$ 37,925	$ 27,379	$ 111,761	$ 194,672

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

•        Results of Operations

•        Liquidity and Capital Resources

•        Cautionary Information About Forward-Looking Statements, and

•        Recent Accounting Standards and Pronouncements

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated balance sheet as of September 30, 2008, and the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2008 and 2007, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2008 and 2007, and the related notes thereto as well as the audited consolidated financial statements of the Company for the year ended December 31, 2007 included in the Company's Annual Report on Form 10-KSB filed with the SEC on March 31, 2008.

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

Effective August 1, 2008, we purchased Decision Management Company, Inc. d/b/a Questys Solutions ("Questys," "QSI").  This acquisition has caused our results of operations for the third quarter of 2008 to vary significantly from those reported for the first six months of 2008.  See Note 5 to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information regarding the acquisition.

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

BUSINESS OVERVIEW

General

We have been in business since 1995.  From inception until September 7, 2007, we were a California corporation.  As the result of a merger into our wholly-owned Delaware subsidiary, we became a Delaware corporation.  In 2003, we implemented a strategy to acquire profitable companies to improve our ability to bring new service offerings more rapidly, provide surgical market penetration, and accelerate our growth.  Building on the MVI foundation, we acquired TBS in 2004.  In 2006, we acquired GSI.  Effective August 1, 2008, we acquired QSI.

We operate four subsidiaries.  QSI provides products and Software as a Service ("SaaS") offerings for document and content management, automated data capture, electronic agenda management, and business process workflow.  MVI provides a SaaS offering that remotely prints critical business documents such as orders, invoices, just-in-time manufacturing documents, and medical claims.  Additionally, MVI receives fax documents for clients and then delivers the documents electronically via the internet.  GSI provides a SaaS full-featured virtual office product fully integrated into its clients' business processes with unified messaging, a conferencing bridge, automated call routing/forwarding and online address book.  TBS specializes in fully featured municipal business management systems for local and county government, either SaaS or customer premise software, including printing and mailing of tax and utility bills.  From April 2005 through November 2007, Resolutions sold and operated our e-forms, archiving, imaging, and workflow products and services.

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
  fees for training and installation services; and
  sales of third party computer hardware.

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

Our target markets include Financial Services, Healthcare, Manufacturing, and Local Government, and we serve approximately 1,400 active clients with over 25,000 users.

While we do have some sources of non-recurring revenue, such as hardware sales and third party software, we focus on developing and maintaining sources of monthly recurring revenue, such as providing subscribers with solutions for their critical day to day business processes for the movement of business information.

Key Items in First Nine Months of 2008

  Acquired Questys (2007 revenue:  $3.1 million), thereby adding new products and SaaS solutions for document and content management, automated data capture, electronic agenda management, and business process workflow;

  Consolidated net revenue for the nine months ended September 30, 2008 increased by 8% over the 2007 period.  QSI contributed $447,408 of revenue from August 1, 2008 (date of acquisition) through September 30, 2008.  While revenue at TBS increased by 17%, GSI revenue was flat and revenue at MVI decreased by 9% compared to the nine months ended September 30, 2007;

  Gross margin dipped to 59% compared to 63% in the 2007 period due to a combination of sales mix differences and increases in sales commission and telephony costs;

  Operating expenses decreased by 9% compared to the prior year period.  Consolidated operating expenses during the 2008 period were 62% of sales compared to 73% of sales in the 2007 period;

  Operating expenses decreased at Corporate (-21%), MVI (-12%), TBS (-11%), and GSI (-8%);

  Net income increased significantly at GSI to $879,913 compared to $597,119 for the 2007 period;

  Net loss for the nine months ended September 30, 2008 was $332,700, a 67% improvement from the $1,023,106 reported for the 2007 period;

  For the quarter ended September 30, 2008, we reported net income of $318,800 compared to net loss of $43,269 for the 2007 quarter;

  Net borrowings on our lines of credit during the nine months ended September 30, 2008 were $429,881, compared to $491,146 during the 2007 period; and

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

Our ultimate vision is to become a business process management/workflow service that provides competency and functionality in the following areas:

  Web Content Management;
  Digital Asset Management;
  Email Management;
  Records Management;
  Documentation Management;
  Information Indexing;
  Categorization/Taxonomy;
  Recognition;
  Document Imaging;
  Form Processing;
  Scanning;
  Collaboration;
  Repositories;
  Archival Storage;
  Content Integration,;
  Search and Retrieval;
  Content Syndication;
  Localization and Personalization; and
  Publication (paper or electronic).

We intend to continue our focus on obtaining growth from sales of higher margin products and services at QSI, GSI, MVI, and TBS and by acquiring companies that consistently generate net income and positive cash flows.  We believe that this strategy offers the best opportunity for our operations to generate positive operating income and cash flows from operations and to achieve net income.

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

In spite of the impact of new laws, regulations, and accounting pronouncements that have significantly increased our cost of operating as a public company, we intend to contain general and administrative costs where possible.  However, we expect to incur significant costs during 2009 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including new infrastructure required to improve our internal controls over financial reporting.  Should additional growth capital become available during 2008 and 2009, we intend to direct the capital toward increasing sales and marketing while holding down costs for non-essential general and administrative as well as product and technology expenses to the extent possible.

Organizational Enhancements

Our goal is to drive efficiency and effectiveness throughout our group of companies.  We continue to work to align each business unit around shared goals and performance targets.  In addition, we are striving to maximize cross-selling activities and we are devoting strategic product management and technical resources both to strengthening the integration of our existing products and services and to developing new products and services that will allow us to offer our clients powerful new solutions comprised of the best that each of our business units has to offer.

Challenges and Risks

Looking forward, management has identified certain challenges and risks that demand our attention.  Of these, three key challenges and risks are discussed below.

Economic Environment

The current deteriorating macroeconomic environment combined with the unusual and exigent circumstances affecting financial markets present a challenging market for our businesses, in which it will be difficult for us to achieve cash flow growth in the short term.  However, we believe increased value to our shareholders can still be achieved through a combination of a focus on innovation to support productivity and disciplined expense control, while we continue to invest prudently in sales and marketing and product development to support long-term profitable growth.

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

Capital Resources

We believe that current and future available capital resources, including the net proceeds from sale of our products and services, will be sufficient to fund our operations at current levels for the foreseeable future, but will be insufficient to allow us to repay our debt in full.  We believe that it is desirable to maintain greater cash reserves than we have in prior periods.  The exact amount of funds that we will require will depend upon many factors, and it is likely that we will require additional financing.  Such sources of financing could include capital infusions, additional equity financing, or debt offerings.  In addition, since our revenues and cash flows have historically been subject to seasonality, we believe that it is important to secure greater access to short term borrowing facilities, such as operating lines of credit.  There can be no assurance that additional funding or borrowing facilities will be available to us on acceptable terms, if at all.  There can be no assurance that additional funds, if raised, would enable us to achieve or maintain profitable operations.  The inability to secure new sources of working capital during the remainder of 2008 or 2009 could have a material adverse effect on our business, financial condition and results of operations.

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

RESULTS OF OPERATIONS

The following discussion of our performance is organized by reportable operating segments, which is consistent with the way we manage our business.  In 2007, we completed the sale of substantially all of the assets and liabilities of Resolutions.  The sale has resulted in the reclassification of the revenues and expenses of Resolutions to discontinued operations for all periods presented through the date of sale.  Effective August 1, 2008, we completed the acquisition of QSI.  Accordingly, we have included the results of operations of QSI from the date of acquisition.

Three Months Ended September 30, 2008 Compared to Three Months Ended September 30, 2007

Net Revenue from External Customers

Net revenue from external customers for the three months ended September 30, 2008 was $4,273,114, a 19% increase over net revenue for the prior year quarter of $3,582,554.

For the three months ended September 30, 2008, QSI, GSI, TBS, and MVI generated 10%, 36%, 36% and 17% of our net revenue, respectively.  For the three months ended September 30, 2007, QSI, GSI, TBS, and MVI generated 0%, 42%, 36% and 22% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months Ended	Three Months Ended	Variance
	September 30, 2008	September 30, 2007	Amount	Percent

Net revenue from external customers:

Electronic document delivery services (MVI)	$ 742,117	$ 789,319	$ (47,202)	-6%
Government accounting solutions (TBS)	1,530,089	1,289,135	240,954	19%
Electronic content management (QSI)	447,408	-	447,408	*
Integrated communications (GSI)	1,553,500	1,504,100	49,400	3%
Corporate	-	-	-
Total net revenue from external customers	$ 4,273,114	$ 3,582,554	$ 690,560	19%
* calculation is not meaningful

Revenue increased 19% at TBS due to increases in revenue from printing, hardware sales, and support services.  These increases were partially offset by decreases in software which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue increased 3% at GSI due to increases in user subscription fees, which were partially offset by decreases in revenue from professional service fees revenue and sales to corporate clients.

Revenue decreased 6% at MVI due to a decrease in inbound revenue as a result of banking industry customer attrition and, to a lesser extent, a reduction in supplemental services revenue.

QSI contributed $447,408 in revenue from August 1, 2008 (date of acquisition) through September 30, 2008.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Three Months Ended	Three Months Ended	Variance
	September 30, 2008	September 30, 2007	Amount	Percent

Cost of sales:

Electronic document delivery services (MVI)	$ 269,002	$ 371,207	$ (102,205)	-28%
Government accounting solutions (TBS)	1,003,456	798,596	204,860	26%
Electronic content management (QSI)	111,256	-	111,256	*
Integrated communications (GSI)	277,900	192,868	85,032	44%
Corporate	-	-	-
Total cost of sales:	$ 1,661,614	$ 1,362,671	$ 298,943	22%
* calculation is not meaningful

Total cost of sales represented 39% and 38% of net sales during the 2008 and 2007 quarters, respectively.

Cost of sales for MVI for the three months ended September 30, 2008 represented 36% of MVI's net sales as compared with 47% in the 2007 quarter as a result of negotiated reductions in telephony costs.

Cost of sales for TBS for the three months ended September 30, 2008 represented 66% of TBS' net sales as compared with 62% in the 2007 quarter.  The increased costs at TBS were attributable to increased costs related to the sale of third party hardware, and an increase in sales commissions.

Cost of sales for GSI for the three months ended September 30, 2008 represented 18% of GSI's net sales as compared with 13% in the 2007 quarter.  Telephony charges were up slightly; however, the increases were offset by reduced staff costs.

Cost of sales for QSI for the three months ended September 30, 2008 represented 25% of QSI's net sales.

Gross Profit

Gross profit for the three months ended September 30, 2008 increased 18% to $2,611,500 as compared to $2,219,883 for the 2007 quarter.  The increase in the 2008 quarter of $391,617 resulted from a decrease of $35,632 from GSI as offset by increases of $55,003 and $36,094 from MVI and TBS, respectively, as well as the addition of $336,152 in gross profit from QSI.  Gross profit margin for the 2008 and 2007 quarters was 61% and 62%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Three Months Ended	Three Months Ended	Variance
	September 30, 2008	September 30, 2007	Amount	Percent

Operating expenses:

Electronic document delivery services (MVI)	$ 324,601	$ 346,180	$ (21,579)	-6%
Government accounting solutions (TBS)	267,605	326,565	(58,960)	-18%
Electronic content management (QSI)	322,908	-	322,908	*
Integrated communications (GSI)	867,876	903,711	(35,835)	-4%
Corporate	553,962	694,352	(140,390)	-20%
Total operating expenses:	$ 2,336,952	$ 2,270,808	$ 66,144	3%
* calculation is not meaningful

During the three months ended September 30, 2008, the operating expenses of Corporate decreased 20% as a result of decreased compensation, insurance, travel, printing, and legal expenses.  These decreases were offset by increases in accounting fees and recruiting fees. Operating expenses in the 2008 quarter included $98,604 in compensation expense related to the vesting of stock options, compared to $200,923 in the 2007 quarter.

During the three months ended September 30, 2008, MVI's operating expenses decreased 6% compared to the 2007 quarter.  Product and technology development decreased $54,095 (-40%) as a result of reduced staffing.  Sales and marketing decreased by $49,383 (-36%) as a result of reduced staff expenses and advertising.  General and administrative increased by $76,605 (+133%) due to increased rent, bad debt, and recruiting fees as offset by decreased insurance costs.  Depreciation and amortization expense increased $5,294 (+31%).

During the three months ended September 30, 2008, operating expenses at TBS decreased 18% compared to the 2007 quarter.  Product and technology development decreased $8,938 (-20%) due to reduced staffing.  Sales and marketing decreased by $32,667 (-31%) due to lower bonus expenses and advertising.  General and administrative decreased by $12,553 (-9%) on lower insurance and maintenance expenses.   Depreciation and amortization expenses decreased by $4,802 (-16%).

During the three months ended September 30, 2008, GSI's operating expenses decreased 4% compared to the 2007 quarter.  Product and technology development decreased $45,802 (-19%) due to staffing changes.  Sales and marketing increased $14,815 (+6%) due to increased travel and commission expense, as offset by decreased salaries.  General and administrative increased by $16,199 (+6%) due to higher travel and banking costs.  Depreciation and amortization expenses decreased by $21,047 (-15%).

During the three months ended September 30, 2008, QSI incurred $322,908 of operating expenses.  Product and technology, sales and marketing, general and administrative, and depreciation expenses were $136,833, $40,015, $139,321, and $6,739, respectively.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating income for the three months ended September 30, 2008 of $274,548, compared to an operating loss of $50,925 for the three months ended September 30, 2007.

The following is a comparison of the components of consolidated income (loss) from operations:

	Three Months Ended	Three Months Ended	Variance
	September 30, 2008	September 30, 2007	Amount	Percent

Operating income (loss):

Electronic document delivery services (MVI)	$ 148,514	$ 71,932	$ 76,582	106%
Government accounting solutions (TBS)	259,028	163,974	95,054	58%
Electronic content management (QSI)	13,244	-	13,244	*
Integrated communications (GSI)	407,724	407,521	203	0%
Corporate	(553,962)	(694,352)	140,390	20%
Total operating income (loss)	$ 274,548	$ (50,925)	$ 325,473	*
* calculation is not meaningful

Each of MVI, TBS, GSI, and Corporate reported improvements in operating income (loss) compared to the prior year quarter.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2008 increased by $30,426 to $62,851 from the $32,425 reported in the 2007 quarter.  The most significant factor in the increase was amortization of debt issue costs incurred in connection with finders' fees for a new operating line of credit.

Other Income, net

Other income, net for the three months ended September 30, 2008 was $49,968 compared to other income, net of $6,877 reported in the 2007 quarter.  In each of the quarters, we recorded other income and expense related to settlement of liabilities related to prior years.

Discontinued Operations

For the three months ended September 30, 2007, income from discontinued operations was $22,042, and included the results of operations of PFI, our electronic forms segment.  See Note 5 to our unaudited condensed consolidated financial statements contained elsewhere in this Report for additional information related to discontinued operations.

Net Income (Loss)

As a result of the foregoing, net income for the three months ended September 30, 2008 was $318,800, or $0.00 per share, compared to a net loss of $43,269, or $0.00 per share, for the three months ended September 30, 2007 on weighted average shares of 167,118,739 and 151,187,500, respectively.

The following is a comparison of the components of consolidated net income (loss):

	Three Months Ended	Three Months Ended	Variance
	September 30, 2008	September 30, 2007	Amount	Percent

Net income (loss):

Electronic document delivery services (MVI)	$ 145,836	$ 70,980	$ 74,856	105%
Government accounting solutions (TBS)	253,943	162,597	91,346	56%
Electronic content management (QSI)	60,494	-	60,494	*
Integrated communications (GSI)	405,933	427,434	(21,501)	-5%
Corporate	(547,406)	(726,322)	178,916	25%
Discontinued operations	-	22,042	(22,042)	-100%
Total net income (loss)	$ 318,800	$ (43,269)	$ 362,069	*
* calculation is not meaningful

Nine months Ended September 30, 2008 Compared to Nine months Ended September 30, 2007

Net Revenue from External Customers

Net revenue from external customers for the nine months ended September 30, 2008 was $10,965,907, an 8% increase over net revenue for the prior year period of $10,176,538.

For the nine months ended September 30, 2008, QSI, GSI, TBS, and MVI generated 4%, 41%, 35% and 19% of our net revenue, respectively.  For the nine months ended September 30, 2007, QSI, GSI, TBS, and MVI generated 0%, 44%, 33% and 23% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2008	September 30, 2007	Amount	Percent

Net revenue from external customers:

Electronic document delivery services (MVI)	$ 2,124,344	$ 2,336,329	$ (211,985)	-9%
Government accounting solutions (TBS)	3,873,142	3,316,973	556,169	17%
Electronic content management (QSI)	447,408	-	447,408	*
Integrated communications (GSI)	4,521,013	4,523,236	(2,223)	0%
Corporate	-	-	-
Total net revenue from external customers	$ 10,965,907	$ 10,176,538	$ 789,369	8%
* calculation is not meaningful

Revenue increased 17% at TBS due to increases in revenue from printing, hardware sales, and support services.  These increases were partially offset by decreases in software which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue at GSI was flat due to decreases in revenue from professional service fees revenue and sales to corporate clients, which were partially offset by an increase from user subscription fees.

Revenue decreased 9% at MVI due to a decrease in inbound revenue as a result of banking industry customer attrition and, to a lesser extent, a reduction in supplemental services revenue.

QSI contributed $447,408 in revenue from August 1, 2008 (date of acquisition) through September 30, 2008.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2008	September 30, 2007	Amount	Percent

Cost of sales:

Electronic document delivery services (MVI)	$ 846,127	$ 950,033	$ (103,906)	-11%
Government accounting solutions (TBS)	2,616,323	2,030,091	586,232	29%
Electronic content management (QSI)	111,256	-	111,256	*
Integrated communications (GSI)	870,945	821,618	49,327	6%
Corporate	-	-	-
Total cost of sales:	$ 4,444,651	$ 3,801,742	$ 642,909	17%
* calculation is not meaningful

Total cost of sales represented 41% and 37% of net sales during the 2008 and 2007 periods, respectively.

Cost of sales for MVI for the nine months ended September 30, 2008 represented 40% of MVI's net sales as compared with 41% in the 2007 period as a result of negotiated reductions in telephony costs during the third quarter.

Cost of sales for TBS for the nine months ended September 30, 2008 represented 68% of TBS' net sales as compared with 61% in the 2007 period.  The increased costs at TBS were attributable to higher revenue and increased costs related to the sale of third party hardware, and an increase in sales commissions.

Cost of sales for GSI for the nine months ended September 30, 2008 represented 19% of GSI's net sales as compared with 18% in the 2007 period.  Telephony charges increased slightly; however, the increases were partially offset by reduced staff costs.

Cost of sales for QSI for the nine months ended September 30, 2008 represented 25% of QSI's net sales

Gross Profit

Gross profit for the nine months ended September 30, 2008 increased 2% to $6,521,256 as compared to $6,374,796 for the 2007 period.  The increase in the 2008 period of $146,460 resulted from decreases of $108,079, $51,550, and $30,063 from MVI, GSI, and TBS, respectively, as offset by the contribution of $336,152 in gross profit of QSI.  Gross profit margin for the 2008 and 2007 periods was 59% and 63%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2008	September 30, 2007	Amount	Percent

Operating expenses

Electronic document delivery services (MVI)	$ 953,067	$ 1,081,400	$ (128,333)	-12%
Government accounting solutions (TBS)	903,697	1,015,363	(111,666)	-11%
Electronic content management (QSI)	322,908	-	322,908	*
Integrated communications (GSI)	2,795,663	3,040,891	(245,228)	-8%
Corporate	1,830,455	2,316,396	(485,941)	-21%
Total operating expenses:	$ 6,805,790	$ 7,454,050	$ (648,260)	-9%
* calculation is not meaningful

During the nine months ended September 30, 2008, the operating expenses of Corporate decreased 21% as a result of decreased compensation, insurance, travel, printing, and legal expenses.  These decreases were offset by increases in accounting fees and recruiting fees. Operating expenses in the 2008 period included $221,016 in compensation expense related to the vesting of stock options, compared to $655,409 in the 2007 quarter.

During the nine months ended September 30, 2008, MVI's operating expenses decreased 12% compared to the 2007 period.  Product and technology development decreased $142,260 (-33%) as a result of reduced staffing.  Sales and marketing decreased by $126,566 (-35%) as a result of reduced staff expenses and advertising.  General and administrative increased by $123,247 (+53%) due to increased rent and recruiting fees as offset by decreased bad debt charges.  Depreciation and amortization expense increased $17,246 (+38%).

During the nine months ended September 30, 2008, operating expenses at TBS decreased 11% compared to the 2007 period.  Product and technology development decreased $72,307 (-41%) due to reduced staffing.  Sales and marketing decreased by $15,962(-5%) due to reduced bonus compensation and travel costs.  General and administrative decreased by $13,315 (-3%) on lower insurance, maintenance, and supplies.  Depreciation and amortization expenses decreased by $10,082 (-12%).

During the nine months ended September 30, 2008, GSI's operating expenses decreased 8% compared to the 2007 period.  Product and technology development decreased $42,255 (-6%).  Sales and marketing decreased $132,798 (-15%) due to decreased sales management staff expense and commission expense, as offset by increased outside marketing services.  General and administrative expenses were flat compared to the 2007 period.  Depreciation and amortization expenses decreased by $67,289 (-15%).

During the nine months ended September 30, 2008, QSI incurred $322,908 of operating expenses.  Product and technology, sales and marketing, general and administrative, and depreciation expenses were $136,833, $40,015, $139,321, and $6,739, respectively.

Operating Loss

As a result of the foregoing, the Company reported an operating loss for the nine months ended September 30, 2008 of $284,534, compared to an operating loss of $1,079,254 for the nine months ended September 30, 2007.

The following is a comparison of the components of consolidated income from operations:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2008	September 30, 2007	Amount	Percent

Operating income (loss):

Electronic document delivery services (MVI)	$ 325,150	$ 304,896	$ 20,254	7%
Government accounting solutions (TBS)	353,122	271,519	81,603	30%
Electronic content management (QSI)	13,244	-	13,244	*
Integrated communications (GSI)	854,405	660,727	193,678	29%
Corporate	(1,830,455)	(2,316,396)	485,941	21%
Total operating income (loss)	$ (284,534)	$ (1,079,254)	$ 794,720	74%
* calculation is not meaningful

Each of TBS, GSI and Corporate reported a significant improvement in operating income (loss) compared to the prior year period.  These improvements were supplemented by a more modest increase at MVI.

Interest Expense, net

Interest expense, net for the nine months ended September 30, 2008 increased by $85,980 to $175,674 from the $89,694 reported in the 2007 period.  The most significant factor in the increase was amortization of debt issue costs incurred in connection with finders' fees for a new operating line of credit.

Other Income, net

Other income, net for the nine months ended September 30, 2008 was $103,371 compared to other income, net of $(47,462) reported in the 2007 period.  In each of the periods, we recorded other income and expense related to settlement of liabilities related to prior years.

Discontinued Operations

For the nine months ended September 30, 2007, income from discontinued operations was $208,214, and included the results of operations of PFI, our electronic forms segment.  See Note 5 to our unaudited condensed consolidated financial statements contained elsewhere in this Report for additional information related to discontinued operations.

Net Loss

As a result of the foregoing, net loss for the nine months ended September 30, 2008 was $332,700, or $0.00 per share, compared to a net loss of $1,023,106, or $0.01 per share, for the nine months ended September 30, 2007 on weighted average shares of 157,606,078 and 149,380,374, respectively.

The following is a comparison of the components of consolidated net loss:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2008	September 30, 2007	Amount	Percent

Net income (loss):

Electronic document delivery services (MVI)	$ 308,448	$ 304,447	$ 4,001	1%
Government accounting solutions (TBS)	344,676	276,184	68,492	25%
Electronic content management (QSI)	60,494	-	60,494	*
Integrated communications (GSI)	879,913	597,119	282,794	47%
Corporate	(1,926,231)	(2,409,070)	482,8392	20%
Discontinued operations	-	208,214	(208,214)	-100%
Total net loss	$ (332,700	$ (1,023,106)	$ 690,406	67%
* calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2008, our net cash position increased by $283,925 to $1,033,836.  Although our operating and financing activities provided net cash of $204,848 and $650,732, respectively, our investing activities used net cash of $571,655.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Our sources of capital include cash flow from operations, available credit facilities, and the issuance of debt and equity securities.  During 2008, we have relied heavily on cash reserves and our operating lines of credit to fund the negative operating cash flows we experienced during the first two quarters.  Should we experience further negative operating cash flows during the fourth quarter of 2008 or in 2009, we expect to make use of available borrowing capability under our operating lines of credit.

On February 6, 2008, we entered into an agreement with The Private Bank of The Peninsula ("Bank") for an asset based line of credit (the "Line").  The Bank's maximum commitment amount for the Line is $1.5 million.  Advances are generally limited to 85% of eligible domestic accounts receivable.  The interest rate is floating and is calculated at Wall Street Journal prime plus 3% on the cash borrowed.  Interest on outstanding borrowings is payable monthly.  As of September 30, 2008, outstanding borrowings on the Line were approximately $457,000.  Outstanding advances under the Line are secured by a first lien position on all of our accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on our inventory, intellectual property, and equipment.

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

TBS has a $100,000 unsecured operating line of credit with BB&T that it had not utilized as of November 14, 2008.  During July 2008, VillageEDOCS renewed a $500,000 operating line of credit with Bank of America guaranteed by a shareholder on which it owed approximately $457,000 as of September 30, 2008.

QSI has an unsecured line of credit agreement with a financial institution for borrowings up to the maximum of $100,000 with no maturity date ("QSI RLOC").  Borrowings bear interest at the prime rate, plus 2.775%.  QSI had borrowings totaling $100,000 at September 30, 2008 and had $0 available for future borrowings under the line of credit.  Pursuant to the QSI acquisition agreements, we have agreed to repay all outstanding borrowings under the QSI RLOC on or before August 1, 2009.

Effective August 1, 2008 and in connection with the acquisition of Questys, we issued a secured promissory note to the Pavlovics (the "Pavlovic Note").  The Pavlovics are a related party as a result of the shares of the Company's common stock issued to them in connection with the acquisition of Questys.  The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011.  Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011.  The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008.  Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Bank to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

Prior to August 1, 2008 (effective date of acquisition of Questys), the Pavlovic's made aggregate advances to Questys in the amount of $115,000, which were assumed in the acquisition (the "Pavlovic Shareholder Debt").  The Pavlovic Shareholder Debt is non-interest bearing and the Company and the Pavlovics have agreed to the repayment of the outstanding balance as follows:  (i) $35,000 on or before August 1, 2009, (ii) $40,000 on or before August 1, 2010, and (iii) $40,000 on or before the August 1, 2011.

We funded the requirement for the initial $300,000 payment for the purchase of QSI from the proceeds of a $300,000 related party secured promissory note offering subscribed to by The Silver Lake Group, LLC ("SLG") on August 4, 2008 (the "SLG Note").  SLG is owned by Ricardo A. Salas.  Mr. Salas is a Director of VillageEDOCS, Inc.  The SLG Note was originally due on October 31, 2008 and bore interest at a rate of nine percent (9%) per annum through October 31, 2008.

On October 30, 2008, VillageEDOCS, Inc. and SLG entered into an Amendment to Secured Promissory Note ("Amendment") to modify the maturity date, interest rate, and repayment terms of the SLG Note.  As of October 31, 2008, the remaining principal balance of the SLG Note, as amended, was $250,000 and no interest was outstanding.  Pursuant to the Amendment, the SLG Note matures on March 31, 2009 and bears interest from November 1, 2008 at a rate of twelve percent (12%) per annum.  The SLG Note will be repaid in a series of five monthly installments of principal and interest on each of November 28, 2008, December 31, 2008, January 30, 2009, February 27, 2009, and March 31, 2009.  The SLG Note is secured by the accounts receivable of GoSolutions, Inc., our wholly-owned subsidiary, as defined in a Security Agreement dated as of August 1, 2008.  Payment obligations under the SLG Note are subordinate in certain respects to the rights of the Bank to the extent set forth in a Subordination Agreement to be entered into as of August 1, 2008.

Our inability to repay outstanding borrowings when due would have a material adverse effect on us.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of TBS and GSI.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.  Accordingly, we anticipate negative operating and investing cash flows during the remainder of 2008 and at least until QSI, MVI, TBS, and GSI consistently generate net cash flows sufficient to offset the projected expense to operate the holding company.

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

We believe that sustainable profitability is achievable; however, we have a history of losses.  While GSI, MVI, and TBS each reported net income for the first nine months of 2008, and while QSI reported net income from August 1, 2008 (date of acquisition) through September 30, 2008, this income was not sufficient to offset operating losses, interest expense and corporate overhead.  If we are not successful in sustaining and increasing operating profits from our three operating segments, or in reducing expenses of the holding company as a percentage of revenue, we may not achieve profitability on a consolidated basis.

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

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active ("FSP No. 157-3").  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues.  FSP No. 157-3 is effective immediately, and applies to the Company's September 30, 2008 financial statements.  The Company has concluded that the application of FSP No. 157-3 did not have a material impact on its consolidated financial position and results of operations as of and for the periods ended September 30, 2008.

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

ITEM 4 - CONTROLS AND PROCEDURES

(a) As of September 30, 2008, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of September 30, 2008.  Accordingly, although we continue to make progess toward our goal to remediate significant deficiencies, we concluded that our disclosure controls and procedures were not effective as of September 30, 2008.  For more information regarding the material weaknesses identified and our remediation plans, we encourage you to read Item 8A Controls and Procedures included in the Annual Report on Form 10-KSB that we filed with the SEC on March 31, 2008.

(b) Changes in internal control over financial reporting: There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II

ITEM 1 - LEGAL PROCEEDINGS.

Claim

In connection with our acquisition of GSI, we are entitled to certain rights of indemnification from GoSolutions Equity, LLC, which is a former shareholder of GSI that became a shareholder of VillageEDOCS, Inc. as a result of our acquisition of GSI.  We have made a claim of indemnification from this entity in connection with the bankruptcy of one of GSI's significant customers - Vartec Telecom, Inc. - and the facts and circumstances relating to the procurement and maintenance of the Primerica Life Insurance account and related Citigroup affiliates.  GoSolutions Equity, LLC has indicated that it does not believe that we have a valid basis for making such indemnification claims.

We have engaged in limited discussions with GoSolutions Equity, LLC as it relates to the indemnification claims notice and their response to such claims notice.  However, we are unable to advise whether we will be successful in the indemnification claims against GoSolutions Equity, LLC.  Pursuant to the agreement with GSI, if we are successful, GoSolutions Equity, LLC would only be required to return up to approximately 4.4 million of our shares issued to that entity to satisfy such indemnification claims.  GoSolutions Equity, LLC is not required to contribute cash to satisfy any indemnification claims.

In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect our consolidated financial position or results of operations.

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On August 1, 2008 and in connection with the acquisition of Questys, we issued 22,000,000 shares of our restricted common stock to the owners of Questys.  These shares were valued at $0.025 per share (the estimated fair value on the measurement date).

The offer and sale of our securities described above was made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 - SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

None.

ITEM 5 - OTHER INFORMATION.

On November 13, 2008, we entered into employment agreements with K. Mason Conner, our President and Chief Executive Officer, H. Jay Hill, our Executive Vice President - Corporate Development, and Michael Richard, our Chief Financial Officer.  These agreements supersede the employment agreements dated June 10, 2004, as amended.  Following is a summary of the significant terms of each of the employment agreements approved by the Company's Board of Directors ("Board"):

K. MASON CONNER. Mr. Conner's employment agreement provides for Mr. Conner to serve as our President and Chief Executive Officer for a term ending November 12, 2012. The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Conner or the Company gives the other party at least one hundred twenty (120) days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term. Pursuant to the employment agreement, Mr. Conner's present base salary of $236,250 will remain in effect through November 12, 2009. The Board will review his salary at annual intervals, and may adjust his annual base salary from time to time as the Board or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning November 13, 2009 and each succeeding year shall not be less than 105% of the salary for the prior year. Mr. Conner is entitled to an incentive bonus based upon the Company's adjusted earnings before interest, taxes, amortization and depreciation. For the years 2008 and 2009, the percentage bonus will be 7% of the adjusted earnings before interest, taxes, amortization and depreciation paid in Company shares. For each year subsequent to 2009, the Board will establish the percentage and form of payment.

H. JAY HILL. Mr. Hill's employment agreement provides for Mr. Hill to serve as our Executive Vice President - Corporate Development for a term ending November 12, 2012. The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Hill or the Company gives the other party at least one hundred twenty (120) days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term. Pursuant to the employment agreement, Mr. Hill's present base salary of $210,000 will remain in effect through November 12, 2009. The Board will review his salary at annual intervals, and may adjust his annual base salary from time to time as the Board or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning November 13, 2009 and each succeeding year shall not be less than 105% of the salary for the prior year. Mr. Hill is entitled to an incentive bonus based upon the Company's adjusted earnings before interest, taxes, amortization and depreciation. For the years 2008 and 2009, the percentage bonus will be 6% of the adjusted earnings before interest, taxes, amortization and depreciation paid in Company shares. For each year subsequent to 2009, the Board will establish the percentage and form of payment.

MICHAEL A. RICHARD. Mr. Richard's employment agreement provides for Mr. Richard to serve as our Chief Financial Officer for a term ending November 12, 2010. The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Richard or the Company gives the other party at least one hundred twenty (120) days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term. Pursuant to the employment agreement, Mr. Richard's present base salary of $160,000 will remain in effect through November 12, 2009. The Board will review his salary at annual intervals, and may adjust his annual base salary from time to time as the Board or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning November 13, 2009 and each succeeding year shall not be less than 105% of the salary for the prior year.  Mr. Richard, at the discretion of the Board, is entitled to receive an annual incentive bonus in an amount to be determined by the Board.

The agreements with Messrs. Conner, Hill, and Richard provide for continuation of certain benefits, modification of vesting and exercise terms for stock and option awards, and for certain payments, either in lump sum or in a series of from six to twelve payments, to Messrs. Conner, Hill and Richard in the event their employment is involuntarily terminated for disability, without cause, or in the event that the agreement is not renewed.  The amounts of such payments range from 50% to 200% of annual salary and bonus in effect upon termination.  In the event of a Change in Corporate Control, any restricted stock, stock options or other awards granted to Messrs. Conner, Hill, or Richard shall become immediately vested in full and, in the case of stock options, exercisable in full.  If each of Messrs. Conner, Hill, or Richard is terminated for cause, he shall be entitled to receive his base salary through the date of termination and any non-forfeitable benefits earned and payable to him under the terms of deferred compensation or incentive plans maintained by the Company.

The foregoing description of the employment agreements with Messrs. Conner, Hill and Richard is qualified in its entirety by reference to the actual terms of each agreement, copies of which are attached hereto as Exhibits and which are incorporated by reference herein.

.

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
2.6

Assets Purchase Agreement dated December 10, 2007 by and between Phoenix Forms, Inc. and DocPath Corp.  Previously filed as Exhibit 2.1 to the Company's Current Report on Form 8-K filed on December 11, 2007. **

2.7

Assets Purchase Agreement dated December 10, 2007 by and between Phoenix Forms, Inc. and DocPath Corp.  Previously filed as Exhibit 2.1 to the Companys's Current Report on Form 8-K filed on December 11, 2007.**

2.8

Stock Purchase Agreement dated as of August 1, 2008 by and among VillageEDOCS, Inc. and Decision Management Company, Inc. d/b/a Questys Solutions, Inc. and Its Sole Shareholder, Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common.  Previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

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

4.19	Note Purchase Agreement dated April 13, 2005 by and between VillageEDOCS and Barron Partners LP. Previously filed as Exhibit 4.5 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
4.20	Convertible Note to Barron Partners LP dated April 13, 2005. Previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on April 19, 2005. **
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

4.24	Form of Note Assignment. Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on July 6, 2005. **
4.25	Form of Promissory Note Modification Agreement. Previously filed as Exhibit 4.2 to the Company's Current Report on Form 8-K filed on July 6, 2005. **
4.26	Form of Notice of Intent to Exercise Conversion Right. Previously filed as Exhibit 4.3 to the Company's Current Report on Form 8-K filed on July 6, 2005. **
4.27	Notice of conversion by Barron Partners LP dated September 30, 2005. Previously filed as Exhibit 4.6 to the Company's Current Report on Form 8-K filed on October 5, 2005. **
4.28

Form of Convertible Secured Promissory Note by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.19 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.29

Convertible Secured Promissory Note dated February 16, 2004 by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.20 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.30

Notice of conversion by Barron Partners LP dated October 21, 2005.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference. **

4.31

Notice of conversion by Barron Partners LP dated March 8, 2006.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference. **

4.32

Registration Rights Agreement dated as of April 28, 2006 by and among VillageEDOCS and the principal stockholders of GoSolutions, Inc.  Previously filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.33

Principal VEDO Stockholders Voting Agreement dated as of April 28, 2006 by and among Barron Partners, LP, C. Alan Williams, Joan P. Williams and GoSolutions, Inc.  Previously filed as Exhibit 99.6 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.34

Indemnity/Contribution Agreement effective April 30, 2006, by and among VillageEDOCS, GoSolutions Equity, LLC (the "LLC"), and the principals of the LLC identified on the signature page thereto.  Previously filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.35

Settlement and Release Agreement dated as of April 28, 2006 by and among VillageEDOCS, GoSolutions, Inc., The Zant Group Trust and Louis J. Zant.  Previously filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.36

Second Extension Agreement dated as of April 28, 2006 by and between The Zant Group Trust and GoSolutions, Inc.  Previously filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.37

Settlement and Release Agreement dated as of June 30, 2006, by and among VillageEDOCS, GoSolutions, Inc., Bruce H. Bennett and Sandra G. Bennett.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on July 12, 2006. **

4.38

Warrant Exchange Agreement dated as of November 20, 2006 by and between the Company and Barron Partners, LP.  Previously filed as Exhibit 10.1 to the Company's Amended Current Report on Form 8-K/A filed on November 22, 2006.**

4.39

Promissory Note of VillageEDOCS, Inc. dated August 1, 2008 for $900,000 held by Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common.  Previously filed as Exhibit 99.2 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

4.40

Security Agreement dated as of August 1, 2008, by and among VillageEDOCS, Inc, Decision Management Company, Inc. d/b/a Questys Solutions, Inc. and Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common.  Previously filed as Exhibit 99.3 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

4.41

Subordination Agreement dated as of August 1, 2008 by and between The Private Bank of the Peninsula and Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common.  Previously filed as Exhibit 99.4 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

4.42

Form of Promissory Note of VillageEDOCS, Inc. dated August 1, 2008 for $300,000 held by The Silver Lake Group, LLC.  Previously filed as Exhibit 99.6 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

4.43

Form of Security Agreement dated as of August 1, 2008, by and among VillageEDOCS, Inc, GoSolutions, Inc., and The Silver Lake Group LLC.  Previously filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

4.44

Form of Subordination Agreement dated as of August 1, 2008 by and between The Private Bank of the Peninsula and The Silver Lake Group LLC.  Previously filed as Exhibit 99.8 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

4.45

Amendment to Secured Promissory Note dated October 31, 2008 by and between VillageEDOCS, Inc. and The Silver Lake Group, LLC.  Previously filed as Exhibit 99.1 to the Company's Current Report on Form 8-K filed on October 31, 2008.**

10.1

General Release and Noncompetition Agreement dated February 17, 2004 by Stephen A. Garner in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.2

General Release and Noncompetition Agreement dated February 17, 2004 by James L. Campbell in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.3

Lease Agreement dated February 17, 2004 by and between Perimeter Center Partners and Tailored Business Systems, Inc. previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.4

Release of Claims Agreement dated as of April 1, 2005 by Alexander Riess in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.5

Release of Claims Agreement dated as of April 1, 2005 by William R. Falcon in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.6

Executive Employment Agreement, dates as of March 1, 2006, by and between the Company and Jerry T. Kendall.  Previously files as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2006. **

10.7	Thor Bendickson Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.14 to the Company's Current Report on Form 8-K filed on May 4, 2006. **
10.8

Patent License Agreement, dated as of May 12, 2006, by and between VillageEDOCS and Catch Curve, Inc..  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on May 16, 2006. **

10.9

Office Lease Agreement effective June 1, 2007 by and between the Company and Tustin Avenue Investors, LLC.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on April 25, 2007. **

10.10

Placement Agency Agreement effective October 13, 2006 by and between the Company and Stonegate Securities, Inc.  Previously filed as Exhibit 10.28 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.11

Engagement Agreement effective July 10, 2007 by and between the Company and GemStone Securities, LLC.  Previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.12

Settlement Agreement dated June 6, 2007 by and among Jeffrey H. Mims, VarTec Telecom, Inc, Excel Telecommunications, Inc., VarTec Solutions, Inc., and GoSolutions, Inc. Previously filed as Exhibit 10.29 to the Company's Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.13

Form of Loan and Security Agreement dated February 6, 2008 by and between The Private Bank of the Peninsula and each of the Registrant, MessageVision, Inc., and Tailored Business Systems, Inc.  Previously filed as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on February 11, 2008. **

10.14

Employment Agreement dated as of August 1, 2008 by and between VillageEDOCS, Inc. and Andre Hadzi-Pavlovic.  Previously filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on August 6, 2008. **

10.15	Employment Agreement dated November 13, 2008 by and between VillageEDOCS, Inc. and K. Mason Conner.*
10.16	Employment Agreement dated November 13, 2008 by and between VillageEDOCS, Inc. and H. Jay Hill.*
10.17	Employment Agreement dated November 13, 2008 by and between VillageEDOCS, Inc. and Michael A. Richard.*

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference. **

21.1	Subsidiaries of the Registrant.*

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 14, 2008 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 14, 2008 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 14, 2008 by K. Mason Conner, Chief Executive Officer.***
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 14, 2008 by Michael A. Richard, Chief Financial Officer.***
*	Filed herewith
**	Previously filed
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: November 14, 2008	By: /s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer, President, and Director

Dated: November 14, 2008	By: /s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)