Form 10-K
period 2008-12-31
VILLAGEEDOCS INC
filed 2009-03-31
CIK 1122099

U.S. SECURITIES AND EXCHANGE COMMISSION
 Washington, D.C. 20549

FORM 10-K

☒   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008	Commission File Number: 00031395

VillageEDOCS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0668917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 N. Tustin Ave., Suite 230, Santa Ana, CA	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number:	(714) 734-1030

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.0001 par value
 (Title of each class)

Indicate by check mark if the registrant is a well-known seasoned issuer (as defined in Rule 405 of the Securities Act).

YES ☐	NO ☒

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check One):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

YES ☐	NO ☒

There were 180,270,913 shares of the Registrant’s common stock, $0.0001 par value, outstanding as of February 28, 2009.

State issuer’s revenues for its most recent fiscal year: $15,176,393

State the aggregate market value of the voting stock held by non-affiliates of the issuer as of June 30, 2008: $614,042.

DOCUMENTS INCORPORATED INTO THIS REPORT ON FORM 10-K BY REFERENCE: None.

VillageEDOCS
FORM 10-K INDEX
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2008

PART I

ITEM 1. DESCRIPTION OF BUSINESS

IMPORTANT NOTIFICATIONS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act. For important additional and specific information regarding these statements, we strongly urge you to refer to Item 1A “Risk Factors” as well as the caption entitled “CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS” that can be found in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

The Company’s Internet website address is www.villageedocs.com. The Company’s annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available free of charge on the Company’s website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

Unless otherwise indicated by the context, “we”, “our” or the “Company” means the parent company, VillageEDOCS, Inc. and our wholly-owned subsidiaries, GoSolutions, Inc., MessageVision, Inc., Decision Management Company, Inc. dba Questys Solutions, and Tailored Business Systems, Inc. Between April 2005 and November 2007, we operated Phoenix Forms, Inc. dba Resolutions, an electronic forms business that we discontinued and sold effective December 1, 2007.

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

Clients use our Software as a Service (“SaaS”) hosted services and customer premise solutions for a spectrum of business-critical communications and business processes, including just-in-time manufacturing, receivables, invoice delivery, securities filings, insurance and healthcare transactions, electronic document management, document capture and automation, utility and tax billing, electronic payment capture, general ledger, marketing campaigns, and printing of documents and other applications.

Our target markets include financial services, healthcare, manufacturing, and local government, and we served approximately 1,500 active clients, including approximately 25,000 individual users, as of December 31, 2008. We have a multi-channel sales approach, selling directly to clients through our telesales and field sales and tele-marketing professionals and indirectly through strategic partners.

We are incorporated in the State of Delaware and have been in business since 1995. Our corporate headquarters are located at 1401 N. Tustin Road, Suite #230, Santa Ana, CA 92705, and our telephone number is (714) 734-1030. As of February 28, 2009, we had 78 employees, and we service clients throughout the world.

Industry Background

A business enterprise’s success is dependent upon the ability to communicate with an ever-expanding number of prospects, clients and trading partners. Business enterprises are challenged to support an increasing number of communication methods while required to meet more stringent compliance and regulation. Today’s global competition and markets effectively require business enterprises to have increased speed of communication, accuracy, security management, and control of business processes.

Business enterprises are increasingly outsourcing their inter-enterprise business processes to services like ours. We offer a wide spectrum of business process solutions, a scalable platform and proven expertise.

Business Services

We market a complete set of business communications services and solutions that enable business enterprise clients to increase competitiveness and efficiency through the automation of labor- and paper-intensive business processes and solutions that capture client data, shape it into useful information, and deliver it through efficient and secure channels to and from trading partners and their constituents. We believe that our communications technologies-based services improve and enhance data delivery and critical business communications for national and global enterprises. We believe our hosted SaaS solutions enable organizations to pay as they utilize services, outsourcing the friction points of business document processing, communications, and messaging, while retaining control of business information, processes, and services. Examples of the information we move for our clients include medical reports, orders, invoices, employment verifications, and insurance documents. We employ a hosted application model that provides low operational cost, high ratio of recurring to non-recurring revenue, and the ability to introduce new service offerings rapidly.

Operating Segments

We conduct our business through four wholly-owned subsidiaries. Decision Management Company, Inc. dba Questys Solutions (“QSI”, “Questys”) operates our electronic content management and workflow solutions business. GoSolutions, Inc. (“GoSolutions”, “GSI”), operates our enhanced voice and data communications services. MessageVision, Inc. (“MessageVision,” “MVI”) operates our Internet-based document delivery services. Tailored Business Systems, Inc. (“TBS”) operates our government accounting products and services business.

Segment revenue and profit information for MessageVision, TBS, Questys and GoSolutions is presented in Note 12 of the Company’s 2008 Consolidated Financial Statements, included as Exhibit 99.1 to this report. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations for additional financial data and commentary on recent financial results for operating segments.

Questys Solutions – Electronic Content Management and Workflow

Questys (6% of consolidated revenues in 2008), which we acquired in August 2008, provides document management, archiving, and workflow solutions.

Established in 1981 and headquartered in Santa Ana, California from the date of acquisition, Questys offers products and services for the provision of enterprise-class electronic document management solutions that include content management, document imaging and capture, electronic forms, business process workflow, records management and archiving modules.

As of February 28, 2009, Questys had approximately 350 active clients.

Questys solutions are designed to allow commercial and government clients to take control of the administration and monitoring of document life cycle stages (Capture, Create, Classify, Share & Protect, Retain, Archive and Destroy) of critical business documents and records. We believe that improved access to information helps increase process efficiencies and greater governance, risk management, and compliance for our customers.

Solutions are delivered in both an on-premise model and a SaaS model that delivers document and content management and workflow solutions in a completely web-based environment. The SaaS hosted model eliminates software installations, hardware maintenance and prolonged costs associated with technology and infrastructure change.

The Questys SaaS and product offerings are as follows:

•	Document Management and Content Management to scan paper documents, import electronic files and email, perform OCR, edit, and store information in electronic format for secure storage and retrieval;

•	Workflow to simplify the process of bringing tasks, employees, and records together to improve efficiency;

•	Document Capture to intuitively recognize patterns of text in documents that eliminate the errors, time and cost that come with manual data entry and filing; and

•

Legislative Agenda Management to automate the municipal government agenda process by creating staff reports, agendas and packets and facilitating real-time roll-call, vote tabulation and meeting minutes.

Net sales to external customers for the fiscal year ended December 31, 2008 (from date of acquisition) were $979,553. Net income for the fiscal year ended December 31, 2008 (from date of acquisition) was $16,695.

GoSolutions – Enhanced Voice and Data Communications Services

GoSolutions (40% of consolidated revenues in 2008), which we acquired in May 2006, offers next generation communications services to enterprise customers through its hosted suite of enhanced telephony applications. GoSolutions develops, licenses and delivers technology to address the expanding needs of the telecommunications market.

As of February 28, 2009, GSI had over 23,000 active users. GSI has two wholly-owned subsidiaries: Go Solo Technologies, Inc. and GoSolutions Canada, Inc., which has no significant operations. During 2008, independent representatives of two customers accounted for 60% and 25%, respectively, of GSI’s consolidated net sales.

GSI offers a portfolio of progressive, Telco-grade calling services including basic voicemail, enhanced voicemail (which includes speech navigation and Web/phone message access), unified communications, audio and Web conferencing solutions. All GSI’s applications can be bundled with traditional voice and data products to provide the enhanced features found with VoIP offerings. GSI has created a voicemail platform that enables companies to start out with the basics and add enhanced features as they grow. In addition to the features of GoSolutions’ Basic Voicemail, GoSolutions’ Enhanced Voicemail solution offers subscribers a virtual attendant with Find Me call routing capable of ringing up to 9 numbers. Privacy features allow callers to hear who’s calling and either accept the call or transfer the caller to voicemail. A Web interface is available to check messages online. Enhanced Voicemail subscribers enjoy an enhanced professional image and the confidence of never missing another call or potential opportunity. Enhanced Voicemail is offered with a generic brand. Private branding and custom branding options are also available.

GSI’s flagship product, Unified Communications, is a communications suite that enables subscribers to have a unified inbox. All voice, fax, and email messages are centrally located and accessible via the phone or the Web. Users receive all their messages by consolidating them into the most widely used email application available, MS Outlook. In addition, users can use GSI’s speech recognition system to send and receive voicemail and email over the phone. GSI has combined flexible technology in conjunction with a custom IVR application to deliver a corporate directory product. Proprietary speech recognition technology directs a caller to a main line to access other sub accounts (users or departments) by name. Out of office attendant is included with this solution. GSI offers both audio and Web conferencing services. A custom-branding option is available. We intend to use GSI’s service platform to deliver new services obtained through future development or acquisitions.

Net sales to external customers for the fiscal years ended December 31, 2008 and 2007 were $6,059,154 and $6,222,458, respectively. Net income for the fiscal years ended December 31, 2008 and 2007 was $1,134,016 and $1,005,091, respectively.

MessageVision - Electronic Document Delivery Services

MessageVision (18% of consolidated revenues in 2008) is a California corporation formed in 2004 to operate the historical business of VillageEDOCS, an Internet-based electronic document delivery service.

We believe that MessageVision provides superior flexibility, availability, reliability, scalability, and security to enterprises. Virtually all industry segments produce documents that require extreme attention to content, format, security, and accuracy prior to delivery to the recipient. One feature that MVI’s service provides is the ability for a user to send an electronic fax document to an individual or to a broadcast list of thousands through a web browser, e-mail package, Microsoft Windows-based application, Enterprise Resource Planning or Customer Relationship Management system, or a proprietary corporate information system. In addition, MVI provides “inbound” fax services that enable our clients to receive fax documents electronically. Once received electronically, documents may be stored digitally, printed, forwarded, sent to a fax machine, deleted with a single click, or annotated using popular desktop software. The service also fulfills the reliability and capacity considerations normally applied to production applications. When a fax is received by the service, it can be sent directly to an individual’s email, central administrator for further distribution, or to back office applications for processing. Users are assigned a personal toll or toll-free number.

Another example of MVI’s service is the ability to capture information from any predefined output format, standard interface, data stream (i.e., API, Barcode, Print, Spool, Control File, etc.) or directly from the actual document.

Our integration tools automatically extract data values to automate business processes such as creating and distributing forms, addressing and re-routing faxes and email transmissions, and archiving data for immediate retrieval.

As of February 28, 2009, MVI had approximately 350 active clients.

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

MVI charges our clients a fee primarily based upon either the number of pages delivered and received, or upon the number of minutes expended, for the delivery or receipt of our clients’ documents during the month. In some cases, we charge one-time and annual perpetuation fees for custom-developed client solutions. Our net revenues are impacted by the number of effective business days in any period.

Net sales to external customers for the fiscal years ended December 31, 2008 and 2007 were $2,761,147 and $2,956,857, respectively. Net income for the fiscal years ended December 31, 2008 and 2007 was $283,906 and $318,334, respectively.

Tailored Business Systems, Inc. - Government Accounting Products and Services

TBS (35% of consolidated revenues in 2008) is a Georgia corporation established in 1973. The Company acquired TBS in February 2004. TBS is engaged in the business of creating, maintaining, training, customizing and supporting computer application programs primarily for the use of city and county governments, the sale of online payment solutions, the sale and installation of computer equipment and supplies, the printing and ordering of forms, the furnishing of consulting services, and the implementation of internal computer networks in communication with IBM iSeries servers. We generate revenues from TBS’ established client base in the form of volume printing, billing, and fulfillment services as well as online services, maintenance and training. We have achieved a dominant share of the Georgia market for small to medium government entities, enjoying two-thirds of the city, municipal and county government market in that state. Our goals include expanding our business model to governmental entities regionally and, eventually, nationwide. In addition, we intend to expand revenue both from printing and from subscription-based hosted solutions.

As of February 28, 2009, TBS had approximately 500 active clients.

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

Net sales for the fiscal years ended December 31, 2008 and 2007 were $5,376,539 and $5,001,343, respectively. Net income for the fiscal years ended December 31, 2008 and 2007 was $491,532 and $511,848, respectively.

Products and Services Development

Our financial model is focused upon growth of recurring revenue streams from our SaaS solutions and governmental billing and printing services. While we also sell software that is deployed at our customer’s sites, we believe that the historical predictability of the revenues and resulting operating cash flows we achieve from recurring sources are desirable in that they allow us to operate with a reasonable degree of financial leverage.

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

Competition

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company’s subsidiaries. Our solutions compete primarily against traditional fax machine and fax server manufacturers, providers of electronic document management software and services, and providers of accounting software and related services to small government entities. These competitors are generally larger, well established companies, including Captaris, Inc., a subsidiary of Open Text Corporation, Premiere GlobalServices, Inc., Easylink Services Corporation, Epicor Software, Lawson Software, and EMC’s Documentum subsidiary, among others. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and distribution partners. In addition, our clients may be able to replace several of the services we offer with internally developed or managed products. We believe that the principal competitive factors common to our businesses include financial stability, pricing, reputation for reliability and security of service, effectiveness of customer support, service and software ease-of-use, customized design, scalability of service, product performance, price, product knowledge, timely delivery, and product maintenance. We believe that GSI and MVI can compete effectively because we offer our clients certain capabilities that much of the competition does not offer, such as ease of deployment, custom integration, private-labeling, intelligent document routing, enhanced delivery tracking, time-released training messaging, integrated distribution lists, call transfer functionality, and electronic document presentation. We believe QSI and TBS can compete effectively because we provide affordable and reliable full-service solutions that are suitable to the needs of local governments and small to medium sized enterprises. However, there can be no assurance that our competitors will not develop and market similar products and services that are equal or superior to ours, or that achieve greater market acceptance than our offerings. For more information regarding competitive factors, please refer to Item 1A, Risk Factors, in this annual report.

Marketing

We market our services to a broad spectrum of prospective customers including independent agents, small to medium-sized businesses and large enterprises and government organizations. Our marketing efforts include enhancing brand awareness, search engines, and selected trade shows. Currently, we have five primary methods to generate leads and new revenue from our products and services: (i) selling direct through our web sites; (ii) attracting business subscribers through various search engines; (iii) promoting our solutions to small to mid-sized businesses through our web sites targeting corporate, enterprise and governmental customers; (iv) selling our solutions to small to medium sized enterprises and governmental organizations through our direct sales force and tradeshows; and (v) offering additional services to our existing customers. We are seeking opportunities to extend the number of distribution channels to acquire paying customers.

In addition to growing our business organically, we have used acquisitions to grow our customer base, enhance our technology and acquire skilled personnel.

Outlook and Strategy

We believe there is a growing need for better ways to deliver, process, archive and manage electronic records for regulatory compliance and legal reasons and for intelligent access in support of day-to-day business operations. One example is Electronic discovery (“eDiscovery”), a component of legal discovery involving information that is converted into digital data or collected and processed in that form. In addition many industries, such as healthcare and financial services, face increasing governmental regulation mandating the way that electronic records are managed.

We intend to continue our focus on obtaining growth from higher margin products and services at Questys, GSI, MVI and TBS, as well as growth from acquisitions of companies that consistently generate net income and positive cash flows. We believe that this strategy offers the best opportunity for us to continue to generate positive cash flows from operations and to achieve net income on a consistent basis.

During 2008, we pursued a strategy of preparing VillageEDOCS for significant growth. One area that we focused on was a significant reduction in general and administrative expenses, primarily management staff, and maintaining level expenditures for the sales and marketing team so that sufficient resources would be in place to drive our planned growth. Our strategy for 2009 is to direct capital toward increasing sales and marketing while holding down costs for general and administrative as well as product and technology expenses.

Government Regulation

Our offerings relate principally to hosted SaaS solutions that involve the use of the Internet and telecommunications infrastructure. Accordingly, we are subject to legal and regulatory developments affecting either Internet or telecommunications services in general. Due to the increasing popularity and use of the Internet, a number of laws and regulations have been adopted at the international, federal, state and local levels with respect to the Internet. Many of these laws cover issues such as privacy, freedom of expression, pricing, on-line products and services, taxation, advertising, intellectual property, information security and the convergence of traditional telecommunications services with Internet communications. Moreover, a number of laws and regulations have been proposed and are currently being considered by federal, state, local and foreign legislatures with respect to these issues. The nature of any new laws and regulations and the manner in which existing and new laws and regulations may be interpreted and enforced cannot be fully determined.

We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business related to the Internet and telecommunications, addressing issues such as privacy, data protection, freedom of expression, indecency, obscenity, defamation, libel, pricing, online products and services, taxation, content, advertising, copyrights and other intellectual property, information security and technological convergence. We face risks from proposed legislation or new interpretations of existing legislation that could occur in the future.

We provide our services through data transmissions over public telephone lines and other facilities provided by telecommunications companies (“carriers”). These transmissions and carriers are subject to regulation by the U.S. Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities. However, as an Internet messaging services provider, we generally are not subject to direct regulation by any governmental agency in the U.S., other than regulations applicable to businesses generally. This is not the case in some international locations. Nevertheless, as Internet services and telecommunications services converge or the services we offer expand, we may face increased domestic or foreign regulation of our business in areas such as delivery of broadband services, inter-carrier compensation and continued regulation of competition.

The FCC is authorized to take enforcement action against companies that send so-called “junk faxes” and has held certain fax broadcasters liable for violating the Telephone Consumer Protection Act of 1991 (“TCPA”), the Junk Fax Prevention Act of 2005 (“Junk Fax Act”) and related FCC rules. Under certain circumstances, individuals may also have a private cause of action for violations and seek to recover monetary damages. It is our belief that businesses that merely transmit facsimile messages on behalf of others may be found liable if they have a high degree of involvement in transmitting junk faxes or have actual notice of illegal junk fax transmissions and have failed to take steps to prevent such transmissions. We take reasonable measures to ensure that our services are not used to transmit unsolicited faxes and we do not believe that we have a high degree of involvement or notice of the use of MVI’s services to broadcast illegal junk faxes. However, we also believe that fax transmitters may not be exempt from liability in an absolute sense under the rules, we believe it is possible that we could face FCC inquiry and enforcement, civil litigation or private causes of action, which could result in financial penalties that would likely cause material adverse effects to our operations.

Future developments in laws that govern online activities might inhibit the growth of the Internet, impose taxes, mandate costly technical requirements, create uncertainty in the market or otherwise have an adverse effect on the Internet. There is also substantial uncertainty as to the applicability to the Internet of laws governing issues such as property ownership, fraud, tort, copyrights and other intellectual property issues, taxation, defamation, obscenity and privacy, none of which contemplated the existence of the Internet. These developments could, in turn, have a material adverse effect on our business, prospects, financial condition and results of operations.

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

Employees

As of February 28, 2009, VillageEDOCS, Inc. had five full-time employees, three of whom are executive officers. Questys had sixteen full-time employees. These employees include four engaged in sales and marketing, five in customer service, four in product development, and three in implementation services. GoSolutions had twenty eight full-time employees. These employees include two engaged in sales and marketing, nine in customer service, three in product development, ten in engineering and operations, and four in administration. MessageVision had eight full-time employees. These employees include one engaged in sales and marketing, five in engineering and operations, and two in administration. TBS had twenty-one full-time employees, including two engaged in sales and marketing, two in technology development, thirteen in operations, and four in administration.

ITEM 1A. RISK FACTORS

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

Our limited operating history makes it difficult to forecast our future operating results. We were founded and began operating in 1995, but did not report income from operations until the quarter ended June 30, 2004, and have reported net losses through at least December 31, 2008. We do not have a long history upon which to base forecasts of future operating results, and any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history.

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

The Report of Independent Registered Public Accounting Firm on our December 31, 2008 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficiency raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We cannot predict whether we will be successful together with Questys because the combined business model is unproven and markets in which they are operating are developing.

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

For 2008, 60% of GoSolutions’ revenue (24% of consolidated net revenues) was derived from independent representatives of Primerica Life Insurance Company (“PLIC”). PLIC represents the majority of GoSolutions’ client base. PLIC is currently endorsing GoSolutions flagship service, GoSolo, and is under contract to do so only until July 2011.

Weakness in the financial markets and the economy in general

Weakness in the financial markets and in the economy as a whole has adversely affected and may continue to adversely affect segments of our customers, which has resulted and may continue to result in decreased usage levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers - those whose business activity is tied to the health of the credit markets and the broader economy, such as banks, brokerage firms and those in the real estate industry - have been and may continue to be adversely affected by the current turmoil in the credit markets and weakness in the broader mortgage market and the general economy. To the extent our customers’ businesses have been adversely affected by these economic factors and their usage levels of our services decline, we have and may continue to experience a decrease in usage-based revenue. In addition, continued weakness in the economy has adversely affected and may continue to adversely affect our customer retention rates and the number of our new customer acquisitions. These factors have adversely impacted, and may continue to adversely impact, our revenues and profitability.

Increased numbers of credit and debit card declines as a result of decreased availability of credit and/or a weakening economy could lead to a decrease in our revenues or rate of revenue growth.

Substantially all of GSI’s subscribers pay for their services through credit and debit cards. Weakness in the credit markets and in the U.S. and global economy has resulted in and may continue to result in increased numbers of rejected credit and debit card payments. We believe this has resulted in and may continue to result in increased customer cancellations and decreased customer signups. This also has required and may continue to require us to increase our reserves for doubtful accounts and write-offs of accounts receivables. The foregoing may adversely impact our revenues and profitability.

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

Our business is dependent on a small number of telecommunications carriers in each region and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

Our business substantially depends on the capacity, affordability, reliability and security of our telecommunications networks. Only a small number of carriers in each region, and in some cases only one carrier, offer the telephone number and network services we require. Certain of our telecommunications services are provided pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current carriers could discontinue providing us with service at rates acceptable to us, or at all, and we may not be able to obtain adequate replacements, which could materially and adversely affect our business, prospects, financial condition, operating results and cash flows.

A system failure or security breach could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.

Our operations are dependent on our ability to protect our network from interruption by damage from fire, earthquake, power loss, telecommunications failure, unauthorized entry, computer viruses or other events beyond our control. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss. Also, despite the implementation of security measures, our infrastructure may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our subscribers, employees or other Internet users who attempt to invade public and private data networks. Currently, a significant number of our users authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a compromise or breach of the technology used by us to protect transaction data. Any damage system failure or security breach that causes interruptions or data loss in our operations or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in significant liability to us, cause considerable harm to us and our reputation and deter current and potential customers from using our services. Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our business is highly dependent on our billing systems.

A significant part of our revenues depends on prompt and accurate billing processes. Customer billing is a highly complex process, and our billing systems must efficiently interface with third-party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing systems and the third-party systems upon which we rely, such as our credit card processor, and our ability to provide these third parties the information required to process transactions. In addition, our ability to offer new services or alternative-billing plans may be dependent on our ability to customize our billing systems. Any failures or errors in our billing systems or procedures could impair our ability to properly bill our current customers or attract and service new customers, and thereby could materially and adversely affect our business, prospects, financial condition, operating results and cash flows.

Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in interpretation.

Our customer contracts usually contain provisions limiting our liability with respect to damages resulting from our products and services. We cannot assure you that where we have limitation of liability provisions they will be enforceable in all instances or would otherwise protect us from liability. Our customers may dispute the interpretation of various provisions in their contracts. While we have had relatively few disputes with our customers with regard to the terms of their customer contracts, and any disputes to date have not been material, we can give you no assurance that we will not have material disputes in the future.

The markets in which we operate are highly competitive, and we may be unable to compete successfully against new entrants and established industry competitors with significantly greater financial resources.

Competition in the converging Internet and telecommunications industries is intense. We face competition for products and services from both public and private companies, as well as general voice mail providers, fax providers, paging companies, Internet service providers, email providers and internet telephony companies. Competitive pressures may impair our ability to achieve profitability. The increased competition may also make it more difficult for us to successfully enter into strategic relationships with major companies, particularly if the goal is to have an exclusive relationship with a particular company. We compete against other companies that provide one or more of the services that we currently provide. In addition, these competitors may add services to their offerings to provide enhanced telephony services comparable to those offered by the combined companies. Future competition could come from a variety of companies both in the Internet industry and the telecommunications industry. These industries include major companies that have much greater resources than we have, have been in operation for many years, and have large customer bases. These companies may be able to develop and expand their communications and network infrastructures more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily, and devote greater resources to the marketing and sale of their products and services than we may be able to do. There can be no assurance that additional competitors will not enter markets that we plan to serve or that we will be able to compete effectively. Increased competition may result in price reductions, reduced gross margins and loss of market share. We may be unable to attain, maintain or enhance our competitive position against current and future competitors.

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

We believe that our acquisitions will open new cross-marketing opportunities in each company’s respective customer base. This expansion of business could place a significant strain on our management, financial resources, and other resources. There can be no assurance that such expansion will occur.

We intend to continue to grow by increasing our sales efforts and completing strategic acquisitions. To effectively manage our growth, we must, among other things:

•	engage, train and manage a larger sales force and additional service personnel;
•	expand the geographic coverage of our sales force;
•	expand our information systems;
•	identify and successfully integrate acquired businesses into our operations; and
•	administer appropriate financial and administrative control procedures.

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

We intend to acquire new and complementary businesses, products and technologies and may be unable to complete these acquisitions or may not be able to successfully integrate an acquired business in a cost-effective and non-disruptive manner.

Our success depends on our ability to continually enhance and broaden our product offerings in response to changing technologies, customer demands and competitive pressures. To this end, we have, from time to time, engaged in the process of identifying, analyzing and negotiating possible acquisition transactions and we expect to continue to do so in the future. We may choose to acquire new and complementary businesses, products, technologies and/or services instead of developing them ourselves. We may, however, face competition for acquisition targets from larger and more established companies with greater financial resources, making it more difficult for us to complete acquisitions. We cannot provide any assurance that we will be successful in consummating future acquisitions on favorable terms or that we will realize the benefits that we anticipate from one or more acquisitions that we consummate. Integrating any business, product technology or service we acquire could be expensive and time-consuming and/or disrupt our ongoing business. Further, we are aware of the numerous risks associated therewith, including but not limited to:

•	diversion of management’s attention from day-to-day operational matters and current products and customers;
•	lack of synergy, or the inability to realize expected synergies;
•	failure to commercialize the new technology or business;
•	failure to meet the expected performance of the new technology or business;
•	failure to retain key employees and customer or supplier relationships;
•	lower-than-expected market opportunities or market acceptance of any new products;
•	unexpected reduction of sales of existing products and services by new products or services;
•	inability to achieve the financial and strategic goals for the acquired and combined businesses;
•	difficulty in maintaining controls, procedures and policies during the transition and integration;
•	difficulty effectively integrating the acquired technologies or products with our current products and technologies, particularly where such products reside on different technology platforms;
•	difficulty managing geographically-dispersed operations;
•	adverse effect on our relationships with partner companies or third-party providers of technology or products; and
•	failure of our due diligence process to identify significant issues with product quality, product architecture, legal or tax contingencies, and product development, among other things.

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

Under purchase accounting, we allocate the total purchase price to an acquired company’s net tangible assets, amortizable intangible assets and in-process research and development based on their fair values as of the date of the acquisition and record the excess of the purchase price over those fair values as goodwill. Management’s estimates of fair value are based upon assumptions believed to be reasonable but which are inherently uncertain. As a result, any of the following or other factors could result in material charges that would adversely affect our results:

•	Loss on impairment of goodwill and/or other intangible assets;
•	Changes in the useful lives or the amortization of identifiable intangible assets;
•

Accrual of newly identified pre-merger contingent liabilities, in which case the related charges could be required to be included in earnings in the period in which the accrual is determined to the extent it is identified subsequent to the finalization of the purchase price allocation; and

•	Charges to income to reduce our cost structure.

In addition, fluctuations in the price of our common stock may expose us to the risk of securities class action lawsuits. Defending against such lawsuits could result in substantial costs and divert management’s attention and resources. Furthermore, any settlement or adverse determination of these lawsuits could subject us to significant liabilities.

Our business and users may be subject to sales tax and other taxes.

The application of indirect taxes (such as sales and use tax, value added tax, or VAT, goods and services tax, business tax, and gross receipt tax) to Internet businesses such as MVI is a complex and evolving issue. Many of the fundamental statutes and regulations that impose these taxes were established before the growth of the Internet and e-commerce. In many cases, it is not clear how existing statutes apply to the Internet or e-commerce. In addition, some jurisdictions have implemented laws specifically addressing the Internet or some aspect of e-commerce and several other proposals have been made at the U.S. federal, state and local level that would impose additional taxes on the sale of goods and services through the Internet. These proposals, if adopted, could substantially impair the growth of e-commerce, hamper our ability to retain and attract new customers and diminish our ability to derive financial benefit from our activities. In December 2004, the U.S. federal government enacted legislation extending the moratorium on states and other local authorities imposing access or discriminatory taxes on the Internet through November 2007. On October 31, 2007, the moratorium was extended through November 2014. This moratorium does not prohibit federal, state, or local authorities from collecting taxes on our income or from collecting taxes that are due under existing tax rules. The application of existing, new, or future laws could have adverse effects on our business, prospects and operating results. There have been, and will continue to be, substantial ongoing costs associated with complying with the various indirect tax requirements in the numerous markets in which we conduct or will conduct business.

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

We rely on email for the delivery of some of MVI’s electronic documents. In addition, the Company regularly communicates with our clients via email. If regulations or other changes in the industry lead to a charge associated with the sending or receiving of email, the cost of providing MVI’s services would increase and, if significant, could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

We rely significantly on the revenue generated by our fax services.

During 2008, approximately 18% of our net revenue was fax-related. Our future success is therefore subject to the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, email and unified messaging solutions. If the demand for fax as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

We believe that one of the attractions to fax versus alternatives, such as email, is that fax signatures are a generally accepted method of executing contracts. Various governmental and non-governmental entities, many of which possess greater resources than we do, are attempting to create a universally accepted method for electronically signing documents. Widespread adoption of so-called “digital signatures” could reduce demand for our fax services and, as a result, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Protection of our intellectual property is limited and there is a risk of third party claims of infringement.

We regard our software as proprietary, and our success and ability to compete depends, in part, on our ability to protect our proprietary technology and operate without infringing upon the rights of others; we may fail to do so. We will rely on copyright and trade secret laws, trademarks, confidentiality procedures and contractual provisions to protect our proprietary software, documentation, and other proprietary information. In addition, we execute confidentiality and non-disclosure agreements with our employees and limit access to distribution of our proprietary information. These efforts will allow us to rely upon the knowledge and experience of our management and technical personnel, to market our existing products, and to develop new products. The departure of any of our management or technical personnel, the breach of their confidentiality and non-disclosure obligations to us, or the failure to achieve our intellectual property objectives may have a material adverse effect on our business. Although we believe that the effectiveness of our products and services does not depend entirely upon the secrecy of our proprietary or licensed technology, the public disclosure of our technology could reduce the level of our product licensing. Further, litigation to defend and enforce our intellectual property rights could result in substantial costs and diversion of our resources and could have a material adverse effect on our business, prospects, financial condition and results of operations regardless of the final outcome of such litigation. Despite our efforts to safeguard and maintain our proprietary rights, we may not be successful in doing so or the steps taken by us in this regard may not be adequate to deter misappropriation or independent third-parties from copying or otherwise obtaining and using our products, services, technology, or other information that we regard as proprietary. Also, others may independently develop similar technologies or duplicate our technology. Our inability to protect our proprietary rights may have a material adverse effect on us. As the number of similar products and services in the industry increases and the functionality of these products further overlap, we may increasingly become subject to claims of infringement or misappropriation of the intellectual property or proprietary rights of others. Other third parties could assert infringement or misappropriation claims against us in the future with respect to current or future products and services. Any claims or litigation, with or without merit, could be costly and could result in a diversion of management’s attention and of our resources.

In the past, we received letters alleging that we had infringed the intellectual property rights of CatchCurve, Inc. with respect to its AudioFax technology. To avoid the costs of litigating the matter with CatchCurve or migrating our fax service software to another provider, we entered into a license agreement with CatchCurve for its AudioFax technology.

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

Our services may become subject to burdensome telecommunications regulation, which could increase our costs or restrict our service offerings.

Our GoSolo service provides Internet messaging and telecommunication services through data transmissions over both the public switched telecommunication network (“PSTN”) and the Internet. The PSTN based telecommunications services provided by GoSolo are subject to regulation by the Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities. These regulations affect the prices we pay for transmission services, the competition we face from telecommunications services and other aspects of our market. The FCC does not currently regulate the Internet messaging services provided as part of GoSolo. In addition, MVI, QSI and TBS provide services through data transmissions over public telephone lines and other facilities provided by carriers. However, we believe that our services are “information services” under the Telecommunications Act of 1996 and related precedent and therefore would not currently be subject to U.S. telecommunications services regulation. The FCC also views Internet-based services as being interstate and subject to the protection of federal laws preempting state efforts to impose traditional common carrier regulation on such services. However, as messaging and communications services converge and as the services we offer expand, we may become subject to FCC or other regulatory agency regulation. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings.

Our business segments, both directly and indirectly, rely on the Internet and other electronic communications gateways. We intend to expand our use of these gateways. To date, the use of the Internet has been relatively free from regulatory restraints. However, legislation, regulations, or interpretations may be adopted in the future that constrain our own and our customers’ abilities to transact business through the Internet or other electronic communications gateways. There is a risk that any additional regulation of the use of such gateways could have a material adverse effect on our business and financial condition.

The TCPA and FCC rules implementing the TCPA, as amended by the Junk Fax Act, prohibit sending unsolicited facsimile advertisements to telephone fax machines. The FCC may take enforcement action against companies that send “junk faxes” and individuals also may have a private cause of action. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to transmit unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC rules, we could face FCC inquiry and enforcement or civil litigation, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations.

Since VillageEDOCS, Inc. is a holding company, our ability to make payments on our various debt obligations depends upon the operations of our subsidiaries.

VillageEDOCS, Inc. is a holding company, and substantially all of our assets consist of the stock of our subsidiaries and all of our operations are conducted by our direct wholly owned subsidiaries. As a result, our ability to make payments on our debt obligations will be dependent upon the receipt of sufficient funds from our subsidiaries. Our debt obligations are guaranteed, on a joint, several, full, and unconditional basis by all of our subsidiaries.

Our success depends on the retention of existing executive officers and the ability to hire and retain additional key personnel.

Our future performance depends in significant part upon the continued service of the executive officers named in Item 10. Directors, Executive Officers and Corporate Governance of the Registrant and other key technical, sales and management personnel. The loss of the services of one or more of any of the named executive officers or other key employees could have a material adverse effect on the business, prospects, financial condition and results of our operations. Our future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel. Competition for such personnel is intense. Some technical job categories are under conditions of severe shortage in the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand our business. There can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

Changes in generally accepted accounting principles may adversely affect us.

From time to time, the Financial Accounting Standards Board (“FASB”) promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition. For example, in 2007, the FASB issued Statement of Financial Accounting Standards No. 141(R) Business Combinations. The standard, which is effective commencing in our 2009 fiscal year, will result in significant changes in accounting for acquisitions, which could have a material adverse effect on our business, results of operations or financial condition.

A limited number of shareholders own a significant portion of our outstanding common stock and are able to influence our actions.

One shareholder and his wife own 60,653,171 shares, or approximately 34%, of the outstanding shares of our common stock as of February 28, 2009. In addition, as of February 28, 2009, these individuals hold warrants to purchase an additional 3,000,000 shares of our common stock at $0.10 per share and secured convertible promissory notes and accrued interest thereon convertible into an additional 1,274,072 shares of our common stock at $0.14 per share. We believe that Barron Partners, LP owns up to 5,000,000 shares, or approximately 3% of the outstanding shares of our common stock as of February 28, 2009 and has the right to acquire up to 33,500,000 shares of the common stock pursuant to outstanding shares of the Series A Preferred Stock (convertible to 33,500,000 shares of the common stock on a one-for-one basis). GoSolutions Equity LLC owns 26,786,840 shares, or approximately 15% of the outstanding shares of our common stock as of February 28, 2009. In addition, our officers and directors own in the aggregate approximately 3% of our outstanding common stock as of February 28, 2009 Each of these parties will also be able to significantly influence corporate actions requiring shareholder approval.

Our Certificate of Incorporation limits director liability, thereby making it difficult to bring any action against them for breach of fiduciary duty.

As permitted by Delaware law, our Certificate of Incorporation limits the liability of directors to us or our stockholders for monetary damages for breach of a director’s fiduciary duty except for liability in certain instances. As a result of its charter provision and Delaware law, stockholders may have limited rights to recover against directors for breach of fiduciary duty.

Risks related principally to our common stock and its market value:

Penny stock regulations may impose certain restrictions on marketability of our stock.

The Commission has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. As a result, our common stock is subject to rules that impose additional sales practice requirements on broker-dealers who sell such securities to persons other than established customers and accredited investors (generally those with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 with their spouse). For transactions covered by these rules, the broker-dealer must make a special suitability determination for the purchase of such securities and have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require delivery, prior to the transaction, of a risk disclosure document mandated by the Commission relating to the penny stock market. The broker-dealer must also disclose the commission payable to both the broker-dealer and the registered representative, current quotations for the securities and, if the broker-dealer is the sole market maker, the broker-dealer must disclose this fact and the broker-dealers presumed control over the market. Finally, monthly statements must be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks. Consequently, the “penny stock” rules may restrict the ability of broker-dealers to sell our securities and may affect the ability of our shareholders to sell our securities in the secondary market and the price at which such purchasers can sell any such securities.

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

As of February 28, 2009, we had 180,270,913 shares of our common stock issued and outstanding, approximately 170,000,000 of which were “restricted securities” when issued. Rule 144 of the Commission provides, in essence, that a person holding “restricted securities” for a period of six months may sell only an amount every three months equal to the greater of (a) one percent of the issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of “restricted securities” which a person who is not an affiliate may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for one year if there is adequate current public information available concerning us. In such an event, “restricted securities” would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of the common stock.

Outstanding options and warrants could affect the market price of our common stock.

As of December 31, 2008, there were outstanding stock options and warrants to purchase an aggregate of 52,748,582 shares of our common stock at exercise prices ranging between $0.015 per share and $2.50 per share. The exercise of such outstanding options and warrants will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such securities.

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

In the past, securities class action litigation has often been brought against companies following periods of volatility in the market price of their securities. If securities class action litigation is brought against us, it could result in substantial costs and a diversion of management’s attention and resources, which could hurt our business.

Trading in our common stock on the Over-the-Counter Bulletin Board (“OTCBB”) may be limited thereby making it more difficult for investors to resell their shares of our common stock.

Our common stock trades on the OTCBB. The OTCBB is not an exchange and, because trading of securities on the OTCBB is often more sporadic than the trading of securities listed on an exchange or NASDAQ, you may have difficulty reselling any of your shares.

Our common shareholders may experience substantial dilution.

The sale of a substantial number of shares of our common stock in the public market, or the prospect of such sales, could materially and adversely affect the market price of the Company’s common stock. We are authorized to issue up to 500,000,000 shares of common stock. To the extent of such authorization, our Board of Directors will have the ability, without seeking stockholder approval, to issue additional shares of common stock in the future for such consideration as the Board of Directors may consider sufficient. The issuance of additional common stock in the future will reduce the proportionate ownership and voting power of the Company’s common stock held by existing stockholders. Sales in the public market of substantial amounts of our common stock, including sales of common stock issuable upon exercise of options and warrants, could depress prevailing market prices for our common stock. Even the perception that such sales could occur might impact market prices for the common stock. The existence of outstanding options and warrants may prove to hinder our future equity financings.

If we fail to establish or maintain effective internal controls over financial reporting, the price of our common stock may be adversely affected.

We have determined that our internal controls over financial reporting have material weaknesses and conditions that need to be addressed, the disclosure of which may have an adverse impact on the price of our common stock. We are required to establish and maintain appropriate internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, our future assessments of internal controls over financial reporting may identify additional weaknesses and conditions that need to be addressed in our internal controls over financial reporting or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting or disclosure of our independent registered public accounting firm’s attestation to or report on management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock.

Failure to comply with standards for compliance with Section 404 of the Sarbanes-Oxley Act of 2002 in a timely manner, our business could be harmed and our stock price could decline.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal controls over financial reporting, and attestation of our assessment by our independent registered public accounting firm. Currently, we believe these two requirements apply to our annual reports for fiscal 2008 and 2009, respectively. The standards that must be met for management to assess the internal controls over financial reporting as effective are evolving and complex, and require significant documentation, testing, and possible remediation to meet the detailed standards. We have incurred, and expect to incur, significant expenses and to devote resources to Section 404 compliance during the remainder of 2009 and on an ongoing basis. It is difficult for us to predict how long it will take to complete the assessment of the effectiveness of our internal control over financial reporting for each year and to remediate any deficiencies in our internal control over financial reporting. As a result, we may not be able to complete the assessment and remediation process on a timely basis. In addition, the attestation process by our independent registered public accounting firm is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accounting firm. In the event that our Chief Executive Officer, Chief Financial Officer or independent registered public accounting firm determine that our internal control over financial reporting is not effective as defined under Section 404, we cannot predict how regulators will react or how the market prices of our shares will be affected; however, we believe that there is a risk that investor confidence and share value may be negatively impacted.

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

In order to finance the acquisition consideration for future acquisitions, we may incur additional significant indebtedness.

This additional indebtedness may, among other things, require us to:

•	Maintain a specific ratio of net debt to consolidated operating income or other measurements;
•

Dedicate a significant portion of our cash flow from operations to payments on this debt, thereby reducing the availability of cash flow to fund capital expenditures, to pursue other acquisitions or investments in new technologies and for general corporate purposes;

•	Increase our vulnerability to general adverse economic conditions; and
•	Limit our flexibility in planning for, or reacting to, changes in or challenges relating to its business and industry.

In addition, the terms of the financing obligations may contain restrictions, including limitations on our ability to:

•	Incur additional indebtedness;
•	Create or incur liens;
•	Dispose of assets;
•	Consolidate or merge with or acquire another entity;
•	Pay dividends, redeem shares of capital stock or effect stock repurchases; and
•	Make loans and investments.

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

We have issued shares of Series A Preferred Stock to Barron Partners LP, the terms of which may have a material adverse effect on our financial condition and results of operations. The preferred stock has a liquidation preference in the amount of $1,675,000 which must be paid before common stockholders would receive funds in the event of liquidation.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

None.

ITEM 2. PROPERTIES.

We occupy office space in California, Georgia and Florida. The operations of VillageEDOCS, Inc., Questys, and MVI are conducted from approximately 5,750 square feet of leased office space located at 1401 N. Tustin Avenue, Suite 230, Santa Ana, CA 92705. We lease the Santa Ana office space pursuant to an operating lease agreement expiring in May 2012 at a cost of $10,364 per month. In addition, Questys leases office space pursuant to an operating lease agreement expiring November 30, 2009 at a cost of $11,856 per month. The operations of GoSolutions are conducted from approximately 8,000 square feet of leased office space located at 10701 Danka Way North, Suite 100, St. Petersburg, Florida 33716. GoSolutions leases the St. Petersburg office space pursuant to a noncancelable operating lease agreement expiring in April 30, 2011 at a cost of $12,653 per month. The building in which the office space is located is owned by an entity in which a member of GoSolutions Equity LLC (a significant shareholder of VillageEDOCS) owns an interest. The operations of TBS are conducted from approximately 6,200 square feet of leased office space located at 40 Joe Kennedy Blvd., Statesboro, GA 30458. The Company leases the Statesboro office space pursuant to an operating lease expiring in January 2010 at a cost of $6,200 per month. The office building is owned by a partnership controlled by TBS’ former owners, who are presently employees of TBS and shareholders of VillageEDOCS (see Certain Relationships and Related Transactions). In addition, TBS subleases office space located at 1060 Cambridge Square, Alpharetta, GA 30004 at a cost of $1,200 per month expiring on December 31, 2009.

Additionally, the Company leases space and operating systems equipment from Level 3 in Tustin, California, from U.S. Colo in Los Angeles, California, and from Qwest in Tampa, Florida, primarily to support the service operations of MVI, Questys, TBS, and GSI. The highly secure facilities are served by all major global telecommunications carriers and are physically-, environmentally-, and utility-redundant sites with multiple telecommunications feeds, multiple emergency power generators, and emergency fuel reserves. These fully redundant systems and emergency power provisions are designed to provide non-stop service and no single point of failure.

ITEM 3. LEGAL PROCEEDINGS.

Litigation and Claims

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

During 2008, our shareholders approved election of J. Thomas Zender, K. Mason Conner, H. Jay Hill, and Ricardo A. Salas as directors to serve until the 2009 annual meeting of stockholders and until their successors are elected and qualified. These approvals were by a written consent action of the shareholders representing 51.5% of the 180,270,913 shares outstanding on the record date.

Below is a tabulation of the shares consenting in writing to the election of our directors:

Proposals	For Proposal	Abstain/Withheld
Election of J. Thomas Zender	92,757,207	-
Election of Ricardo A. Salas	92,757,207	-
Election of H. Jay Hill	92,757,207	-
Election of K. Mason Conner	92,757,207	-

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Our common stock is traded on the OTCBB. The following sets forth the range of high and low bid quotations for the periods indicated as reported by Nasdaq Trading and Market Services. Such quotations reflect prices between dealers without retail mark-up, markdown or commission and may not represent actual transactions. The Company’s common stock is quoted on the OTCBB under the symbol VEDO. The stock is thinly traded and transactions in the stock are sporadic and infrequent.

Quarter Ended	High Bid	Low Bid
March 31, 2007	$0.11	$0.03
June 30, 2007	$0.07	$0.02
September 30, 2007	$0.07	$0.04
December 31, 2007	$0.09	$0.04
March 31, 2008	$0.07	$0.01
June 30, 2008	$0.05	$0.03
September 30, 2008	$0.04	$0.02
December 31, 2008	$0.02	$0.01

As of December 31, 2008, there were 329 holders of record of the Company’s common stock and one holder of record of the Company’s preferred stock.

Dividend Policy

We have never declared dividends or paid cash dividends on our common stock. We intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On November 17, 2008, the Company issued 2,500,000 shares of its common stock to K. Mason Conner pursuant to the 2002 Equity Incentive Plan. Mr. Conner is an officer and director of the Company. These shares were valued at $0.015 per share (the estimated fair value on the measurement date) and recorded as compensation expense.

On November 17, 2008, the Company issued 2,000,000 shares of its common stock to H. Jay Hill pursuant to the 2002 Equity Incentive Plan. Mr. Hill is and officer and director of the Company. These shares were valued at $0.015 per share (the estimated fair value on the measurement date) and recorded as compensation expense.

On November 17, 2008, the Company issued 1,000,000 shares of its common stock to Michael A. Richard pursuant to the 2002 Equity Incentive Plan. Mr. Richard is an officer of the Company. These shares were valued at $0.015 per share (the estimated fair value on the measurement date) and recorded as compensation expense.

In December 2008, and in connection with a retainer agreement dated September 15, 2007 that was cancelled by the Company effective February 28, 2009, the Company issued a warrant to purchase 1,304,074 shares of its common stock at $0.023 per share (fair value on the measurement date) to a consultant in consideration for public relations services. The warrant vested immediately and is exercisable over a five year period from date of grant. The warrant was valued using the Black-Scholes option pricing model, at $26,000, and is being recorded as general and administrative expense over the three month service period that began on December 1, 2008.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933, as amended.

ITEM 6. SELECTED FINANCIAL DATA.

VillageEDOCS, Inc. qualifies as a smaller reporting company and is therefore not required to provide the information required by this Item.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION

The following Management Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand VillageEDOCS, Inc. MD&A is presented in the following six sections:

▪	Business Overview
▪	Critical Accounting Policies and Estimates
▪	Recent Accounting Standards and Pronouncements
▪	Results of Operations
▪	Liquidity and Capital Resources; and
▪	Cautionary Information about Forward-Looking Statements.

MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated balance sheets as of December 31, 2008 and 2007 and our audited consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes thereto.

In MD&A, we use “we,” “our,” “us,” “VillageEDOCS,” and “the Company” to refer to VillageEDOCS, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise. Amounts and percents in tables may not total due to rounding. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We caution readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2008 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

Our Internet web site address is www.villageedocs.com. Our annual reports on Form 10-K, quarterly reports on Form 10-Q, and current reports of Form 8-K, and all amendments thereto, are available free of charge on our website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission. The information on our web site is not incorporated by reference in this annual report on Form 10-K.

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2008 consolidated financial statements, we have suffered recurring losses from operations and has a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Effective August 1, 2008, we purchased Decision Management Company, Inc. d/b/a Questys Solutions (“Questys,” “QSI”). This acquisition has caused our results of operations for the third and fourth quarters of 2008 to vary significantly from those reported for the first six months of 2008. See Note 5 to our consolidated financial statements contained elsewhere in this report for additional information regarding the acquisition.

Effective December 1, 2007, we sold Resolutions. Our Board of Directors approved the disposal of the assets and liabilities on December 7, 2007 as part of a strategy to reduce debt and focus on growth at the remaining business units and growth by acquisition. We closed the transaction on December 10, 2007. See Note 5 to our consolidated financial statements contained elsewhere in this report for additional information regarding the accounting for this segment as discontinued operations. Please refer to the discussion below under the caption entitled Liquidity and Capital Resources.

BUSINESS OVERVIEW

General

We have been in business since 1995. From inception until September 7, 2007, we were a California corporation. As the result of a merger into our wholly-owned Delaware subsidiary, we became a Delaware corporation.

We conduct our business through four wholly-owned subsidiaries. QSI, our most recent acquisition, provides electronic content management and workflow software and services. GSI provides enhanced voice and data communications services. MVI operates our Internet based document delivery services. TBS operates our government accounting products and services business. From April 2005 through November 2007, Resolutions sold and operated our e-forms, archiving, imaging, and workflow products and services.

We generate revenue, operating income, and cash flows from:

•	subscription agreements for enhanced voice, data, and conferencing services;

•	usage charges for delivery, management, and other services involving electronic documents;

•	usage charges for our governmental accounting and online payment hosted application services;

•	recurring fixed monthly service fees for access to voice, data, or application services;

•	per item and flat fee charges for volume printing services to governmental entities;

•	fees for professional service;

•	wholesale enhanced voicemail services;

•	the sale of licenses for proprietary software and third party software;

•	fees for maintenance and support agreements;

•	installation services;

•	sales of third party computer hardware; and

•	fees for training.

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

Our target markets include Financial Services, Healthcare, Manufacturing, and Local Government, and we serve approximately 1,500 active clients with over 25,000 users.

While we do have some sources of non-recurring revenue, such as hardware sales and third party software, we focus on developing and maintaining sources of monthly recurring revenue, such as providing subscribers with solutions for their critical day to day business processes for the movement, processing, and storage of business information.

Key Items in 2008

▪

Acquired Questys (2007 revenue: $3.1 million), thereby adding new products and SaaS solutions for document and content management, automated data capture, electronic agenda management, and business process workflow;

▪

Although we incurred new current and long term debt of approximately $1.1 million in connection with our acquisition of QSI, during 2008 we used cash flows generated by our operations to retire $539,000 in accrued expenses and notes payable debt, $322,000 of which existed as of December 31, 2007, and $172,000 of which was related to management restructuring;

▪

Consolidated net revenue for 2008 increased 7% over 2007. QSI contributed $979,553 of revenue from August 1, 2008 (date of acquisition). While revenue at TBS increased 8%, GSI and MVI revenue decreased 3% and 7%, respectively, compared to 2007;

▪

Revenue from recurring sources for 2008 comprised 87% of total revenue from external sources and included approximately $8.6 million from our hosted SaaS solutions, approximately $1.5 million from maintenance services, and approximately $3.1 million from our municipal tax and utility billing services;

▪	Gross margin dipped to 58% compared to 60% in 2007 due to a combination of sales mix differences and increases in sales commission and telephony costs;

▪

Operating expenses decreased by 9% compared to 2007. Consolidated operating expenses during 2008 were 61% of sales compared to 72% of sales during 2007. Operating expenses decreased at Corporate (-34%),
MVI (-6%), TBS (-7%), and GSI (-5%);

▪	Consolidated net loss for 2008 was $616,242, a 63% improvement from the $1,659,806 reported for 2007. Net income increased significantly at GSI to $1,134,016 compared to $1,005,091 for 2007; and

▪	In the third quarter of 2008, which is historically our peak quarter, we reported net income of $318,800 compared to net loss of $43,269 for the third quarter of 2007.

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

Our ultimate vision is to become a business process management/workflow service that provides competency and functionality in the following areas:

•	Web Content Management;
•	Digital Asset Management;
•	Email Management;
•	Records Management;
•	Documentation Management;
•	Information Indexing;
•	Categorization/Taxonomy;
•	Recognition;
•	Document Imaging;
•	Form Processing;
•	Scanning;
•	Collaboration;
•	Repositories;
•	Storage;
•	Long Term Archival;
•	Content Integration;
•	Search and Retrieval;
•	Content Syndication;
•	Localization and Personalization; and
•	Publication (paper or electronic).

We intend to continue our focus on obtaining growth from sales of higher margin products and services at Questys, GSI, MVI, and TBS and by acquiring companies that consistently generate net income and positive cash flows. We believe that this strategy offers the best opportunity for our operations to generate positive operating income and cash flows from operations and to achieve net income.

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

Capital Formation

During 2009, we are actively seeking additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders. Although we believe we will generate adequate cash to sustain operations at current levels in conjunction with borrowings from our existing lines of credit, we will require additional funding should we wish to complete acquisitions or accelerate revenue growth from existing lines of business. In addition, should we be required to repay certain of our debt instruments prior to maturity, we will require additional funding. We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to achieve or maintain profitable operations.

In spite of the impact of new laws, regulations, and accounting pronouncements that have significantly increased our cost of operating as a public company, we intend to contain general and administrative costs where possible. However, we expect to incur significant costs during the remainder of 2009 and in 2010 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including new infrastructure required to remediate certain material weaknesses we have identified in our internal controls over financial reporting. Should additional growth capital become available during 2009, we intend to direct the capital toward increasing sales and marketing while holding down costs for non-essential general and administrative as well as product and technology expenses to the extent possible.

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

Weakness in the financial markets and the economy in general

Weakness in the financial markets and in the economy as a whole has adversely affected and may continue to adversely affect segments of our customers, which has resulted and may continue to result in decreased usage levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth. Certain segments of our customers - those whose business activity is tied to the health of the credit markets and the broader economy, such as banks, brokerage firms and those in the real estate industry - have been and may continue to be adversely affected by the current turmoil in the credit markets and weakness in the general economy. To the extent our customers’ businesses have been adversely affected by these economic factors, we have and may continue to experience a decrease in usage-based revenue and sales of our software products. In addition, continued weakness in the economy has adversely affected and may continue to adversely affect our customer retention rates and the number of our new customer acquisitions. These factors have adversely impacted, and may continue to adversely impact, our revenues and our ability to achieve cash flow growth during 2009. However, we believe increased value to our shareholders can still be achieved through a combination of a focus on innovation to support productivity and disciplined expense control, while we continue to invest prudently in sales and marketing and product development to support long-term profitable growth.

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

Capital Resources

We believe that current and future available capital resources, including the net proceeds from sale of our products and services, will be sufficient to fund our operations at current levels for the foreseeable future, but will be insufficient to allow us to repay our debt in full. The exact amount of funds that we will require will depend upon many factors, and it is likely that we will require additional financing. Such sources of financing could include capital infusions, additional equity financing, or debt offerings. In addition, since our revenues and cash flows have historically been subject to seasonality, we believe that it is important to secure greater access to short term borrowing facilities, such as operating lines of credit. There can be no assurance that additional funding or borrowing facilities will be available to us on acceptable terms, if at all. There can be no assurance that additional funds, if raised, would enable us to achieve or maintain profitable operations. The inability to secure new sources of working capital during the remainder of 2009 or 2010 could have a material adverse effect on our business, financial condition and results of operations.

See also Item 1A “Risk Factors” for more information about risks and uncertainties facing VillageEDOCS, Inc.

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

While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	revenue recognition;
•	stock-based compensation;
•	goodwill and other intangible assets;
•	long-lived assets;
•	income taxes; and
•	contingencies.

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

We have adopted Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions. The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of fair value. Software license revenue generated by TBS and Questys allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. At times, we may enter into multiple-customer contracts in which we allocate revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Revenue from subscription agreements consists of fixed monthly fees and usage charges, generally based on per minute rates. Subscription agreement revenue related to Questys, TBS, MVI and GSI usage service charges are billed monthly in arrears and the associated revenues are recognized in the month of service. Recurring charges for the GoSolo(TM) platform are billed in advance on a monthly basis and recorded as deferred revenues. We recognize subscription agreement revenue ratably over the service period, which management believes approximates the actual provision of services. Professional service fee revenue consists of consulting fees charged to enterprise clients for GoSolo (TM) platform enhancements. We recognize professional service fee revenue on a time and materials basis over the service period, which management believes approximates the actual provision of services. Wholesale enhanced voicemail services consists of fees charged to telecommunications providers for use of the GoSolo (TM) platform to provide their customers with hosted electronic voicemail, billed monthly in arrears and the associated revenues are recognized in the month of service.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Stock-Based Compensation. Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”), which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the financial statements based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123(R). Fair value is determined at the date of grant. In accordance with SFAS 123(R), the financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The estimated average forfeiture rate for the years ended December 31, 2008 and 2007, of approximately 17%, and 12%, respectively, was based on historical forfeiture experience and estimated future employee forfeitures.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the years ended December 31, 2008 and 2007.

Goodwill and Other Intangible Assets. Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized in accordance with SFAS No. 142, Goodwill and Other Intangible Assets. The provisions of SFAS No. 142 require that the Company allocate its goodwill to its various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed. In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value. Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred. Impairment is based on several factors including the Company’s projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

We believe that the accounting estimates related to impairment of goodwill and other intangible assets are “critical accounting estimates” because (1) they are highly susceptible to change from period to period because they require us to make assumptions about future sales and cost of sales, and (2) the impact that recognizing an impairment would have on the assets reported on our consolidated balance sheet as well as our net loss would be material. Management’s assumptions about future sales prices and future sales volumes have fluctuated in the past and are expected to continue to do so.

In estimating future sales, we use our internal budgets. We develop our budgets based on recent sales data for existing products and services, planned timing of new product and service launches, and customer commitments related to existing and newly developed products and services.

In each of the last two years, we determined that, based on our assumptions, as well as an impairment analysis, that the sum of the expected future discounted cash flows exceeded the reported carrying value and therefore we did not recognize an impairment loss.

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

RESULTS OF OPERATIONS

The following discussion of our performance is organized by reportable operating segments, which is consistent with the way we manage our business. In December 2007, we sold substantially all of the assets and liabilities of Resolutions. The sale resulted in the reclassification of the revenues and expenses of Resolutions to discontinued operations for 2007.

Year Ended December 31, 2008 Compared to Year Ended December 31, 2007

Net Revenue from External Customers

Net revenue from external customers for 2008 was $15,176,393, a 7% increase over 2007 net revenue of $14,180,658.

During 2008, GSI, QSI, MVI, and TBS, generated 40%, 6%, 18%, and 35% of our net revenue, respectively. During 2007, GSI, MVI, and TBS generated 44%, 21%, and 35% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Variance Amount	Percent

Net revenue from external customers:

Electronic document delivery services (MVI)	$2,761,147	$2,956,857	$(195,710)	-7%
Government accounting solutions (TBS)	5,376,539	5,001,343	375,196	8%
Electronic content management (QSI)	979,553	-	979,553	*
Integrated communications (GSI)	6,059,154	6,222,458	(163,304)	-3%
Corporate	-	-	-
Total net revenue from external customers	$15,176,393	$14,180,658	$995,735	7%
* calculation is not meaningful

Revenue increased 8% at TBS due to increases in revenue from printing, hardware sales, and support services. These increases were partially offset by decreases in software which resulted in part from our strategy to promote online, usage-based services rather than single unit product sales.

Revenue at GSI decreased 3% due to decreases in revenue from professional service fees and sales to corporate clients, which were partially offset by an increase from user subscription fees.

Revenue decreased 7% at MVI due to a decrease in inbound revenue as a result of financial services industry customer attrition and, to a lesser extent, a reduction in supplemental services revenue.

QSI contributed $979,553 in revenue from August 1, 2008 (date of acquisition) through December 31, 2008. On a pro forma basis, QSI’s (unaudited) revenue for 2008 was approximately $2.8 million, down from approximately $3.1 million in 2007.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Variance Amount	Percent

Cost of sales:

Electronic document delivery services (MVI)	$1,173,221	$1,253,026	$(79,805)	-6%
Government accounting solutions (TBS)	3,638,476	3,142,297	496,179	16%
Electronic content management (QSI)	365,165	-	365,165	*
Integrated communications (GSI)	1,153,489	1,216,064	(62,575)	-5%
Corporate	-	-	-	-
Total cost of sales:	$6,330,351	$5,611,387	$718,964	13%
* calculation is not meaningful

Total cost of sales represented 42% and 40% of net sales during 2008 and 2007, respectively. Cost of sales in 2008 and 2007 included $5,497 and $0, respectively, in compensation expense related to the vesting of stock options.

Cost of sales for MVI for 2008 and 2007 represented 42% of MVI’s net sales in each year. During 2008, increased staffing costs were offset by negotiated reductions in telephony costs in effect during the third and fourth quarters.

Cost of sales for TBS for 2008 represented 68% of TBS’ net sales as compared with 63% in 2007. The increased costs at TBS were attributable to higher revenue and increased costs related to the sale of third party hardware, postal rate increases and an increase in sales commissions.

Cost of sales for GSI for 2008 represented 19% of GSI’s net sales as compared with 20% during 2007. Telephony charges increased slightly; however, the increases were offset by reduced customer service staff costs.

Cost of sales for QSI for 2008 represented 37% of QSI’s net sales.

Gross Profit

Gross profit for 2008 increased 3% to $8,846,042 as compared to $8,569,271 for 2007. The increase for 2008 of $276,771 resulted from decreases of $115,905, $100,729, and $120,983 from MVI, GSI, and TBS, respectively, as offset by the contribution of $614,388 in gross profit of QSI. Gross profit margin for the 2008 and 2007 periods was 58% and 60%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Variance Amount	Percent

Operating expenses

Electronic document delivery services (MVI)	$1,292,392	$1,376,543	$(84,151)	-6%
Government accounting solutions (TBS)	1,267,078	1,357,964	(90,886)	-7%
Electronic content management (QSI)	648,314	-	648,314	*
Integrated communications (GSI)	3,803,204	4,023,474	(220,270)	-5%
Corporate	2,298,940	3,491,916	(1,192,976)	-34%
Total operating expenses:	$9,309,928	$10,249,897	$(939,969)	-9%

*calculation is not meaningful

During 2008, the operating expenses of Corporate decreased 34% as a result of decreased executive compensation, consulting, insurance, travel, accounting, and legal expenses. These decreases were offset by increases in sales management compensation recruiting fees, printing, and subscription services. Operating expenses in 2008 and 2007 included $107,685 and $879,088, respectively, in compensation expense related to the vesting of stock options.

During 2008, MVI’s operating expenses decreased 6% compared to 2007. Product and technology development decreased $141,004 (-26%) as a result of reduced staffing. Sales and marketing decreased by $147,247 (-32%) as a result of reduced staff expenses, travel and advertising. General and administrative increased by $179,119 (+56%) due to increased rent, insurance, compensation and recruiting fees as offset by decreased facilities maintenance charges. Depreciation and amortization expense increased $24,981 (+39%). Operating expenses in 2008 and 2007 included $18,941 and $0, respectively, in compensation expense related to the vesting of stock options.

During 2008, operating expenses at TBS decreased 7% compared to 2007. Product and technology development decreased $69,782 (-33%) due to reduced staffing. Sales and marketing decreased by $52,969 (-13%) due to reduced bonus compensation and travel costs. General and administrative increased by $41,148 (+6%) on higher compensation expense as offset by lower insurance, maintenance, and supplies. Depreciation and amortization expenses decreased by $9,283 (-8%). Operating expenses in 2008 and 2007 included $53,444 and $0, respectively, in compensation expense related to the vesting of stock options.

During 2008, GSI’s operating expenses decreased 5% compared to 2007. Product and technology development decreased $143,079(-15%). Sales and marketing decreased $55,310 (-5%) due to decreased sales management staff expense and commission expense, as offset by increased outside marketing services. General and administrative increased $52,602 (+4%) compared to 2007 due to increase non-cash compensation expense as offset by lower bonus compensation to executives. Depreciation and amortization expenses decreased by $74,483 (-13%). Operating expenses in 2008 and 2007 included $104,231 and $0, respectively, in compensation expense related to the vesting of stock options.

During 2008, QSI incurred $648,314 of operating expenses. Product and technology, sales and marketing, general and administrative, and depreciation and amortization expenses were $304,062, $78,978, $153,628, and $111,646, respectively. Operating expenses in 2008 included $8,795 in compensation expense related to the vesting of stock options.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating loss for 2008 of $463,886, compared to an operating loss of $1,680,626 for 2007.

The following is a comparison of the components of consolidated loss from operations:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Variance Amount	Percent

Operating income (loss):

Electronic document delivery services (MVI)	$295,534	$327,288	$(31,754)	-10%
Government accounting solutions (TBS)	470,985	501,082	(30,097)	-6%
Electronic content management (QSI)	(33,926)	-	(33,926)	*
Integrated communications (GSI)	1,102,461	982,920	119,541	12%
Corporate	(2,298,940)	(3,491,916)	1,192,976	34%
Total operating loss, net	$(463,886)	$(1,680,626)	$1,216,740	72%
* calculation is not meaningful

As illustrated by the above table, each of GSI and Corporate reported a significant improvement in operating income (loss) compared to the prior year period. These improvements were offset by decreases at MVI and TBS, and an operating loss at QSI.

Interest Expense, net of Interest Income

Interest expense, net for 2008 increased by $170,344 to $281,905 from the $111,561 reported in 2007. The most significant factor in the increase was amortization of debt issue costs incurred in connection with finders’ fees for a new operating line of credit.

Other Income, net

Other income, net for 2008 was $141,747 compared to other income, net of $43,381 reported in 2007. In 2008, other income, net included other income related to settlement of liabilities related to 2007, including, $68,000 in the final settlement of the disposal of Resolutions.

Discontinued Operations

Because we completed our sale of PFI in December 2007, there was no activity from discontinued operations during 2008. For the year ended December 31, 2007, loss from discontinued operations was $1,625,424, and included the results of operations of PFI, our electronic forms segment. See Note 5 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for additional information related to discontinued operations.

Net Loss

As a result of the foregoing, net loss for 2008 was $616,242, or $0.00 per share, compared to a net loss of $1,659,806, or $0.01 per share, for 2007 on weighted average shares of 162,595,571 and 150,218,437, respectively.

The following is a comparison of the components of consolidated net loss:

	Year Ended December 31, 2008	Year Ended December 31, 2007	Variance Amount	Percent

Net income (loss):

Electronic document delivery services (MVI)	$283,906	$318,334	$(34,428)	-11%
Government accounting solutions (TBS)	491,532	511,848	(20,316)	-4%
Electronic content management (QSI)	16,695	-	16,695	*
Integrated communications (GSI)	1,134,016	1,005,091	128,925	13%
Corporate	(2,542,391)	(3,495,079)	952,688	27%
Discontinued operations	-	(1,625,424)	1,625,424	*
Total net loss	$(616,242)	$(3,285,230)	$2,668,988	81%

*calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2008, our net cash position decreased by $182,464 to $567,447. Although our operating and financing activities provided net cash of $38,474 and $373,364, respectively, our investing activities used net cash of $594,302.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Our sources of capital include cash flow from operations, available credit facilities, and the issuance of debt and equity securities. During 2008, we relied heavily on cash reserves and our operating lines of credit to fund the negative operating cash flows we experienced during the first two quarters. We expect to experience further negative operating cash flows during at least the first two quarters of 2009, and we expect to make use of available borrowing capability under our operating lines of credit to offset such negative cash flows.

Although we incurred new current and long term debt of approximately $1.1 million in connection with our acquisition of QSI, during 2008 we used cash flows generated by our operations to retire approximately $539,000 in accrued expenses and notes payable debt, $322,000 of which existed as of December 31, 2007, and $172,000 of which was related to management restructuring. During 2009, we expect to use available cash to continue to reduce accrued expenses and notes payable debt that existed as of December 31, 2008.

On February 6, 2008, the Company and The Private Bank of The Peninsula (“Bank”) entered into an agreement for an asset based line of credit (the “Line”). On March 5, 2009, the Company received a fully executed agreement between it and The Private Bank of The Peninsula (“Bank”) to amend the agreement for the Line (the “Amendment”). The effective date of the Amendment is February 24, 2009. Pursuant to the Amendment, the Bank renewed the Line and modified the terms to include an interest rate that is floating and is calculated at Wall Street Journal prime plus five percent (5%) on the cash borrowed provided that the minimum rate will be eight and one half percent (8.5%) and minimum interest will be $7,000 per three month period. Interest on outstanding borrowings is payable monthly. In addition, the Company was required to pay an amendment fee of $10,000 and, upon each advance, a fee equal to one quarter of one percent (0.25%) of the advance, and will be subject to covenants as to minimum quarterly income and cash flow.

During the initial term of the Line, the Bank’s maximum commitment amount for the Line was $1.5 million. Advances were generally limited to 85% of eligible domestic accounts receivable. The interest rate was floating and was calculated at Wall Street Journal prime rate plus 3% on the cash borrowed. Interest on outstanding borrowings was paid monthly.

During 2008, the Company paid a facility fee of $15,000 to the Bank in connection with the Line and paid a finder’s fee in the amount of $50,000 to Dragonfly Capital Partners LLC (“Dragonfly”). In addition, the Company issued the Bank and Dragonfly a warrant to purchase shares of its common stock.

Outstanding advances under the Line are secured by a first lien position on all of the Company’s accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on its inventory, intellectual property, and equipment. As of December 31, 2008, there were outstanding borrowings of $342,955 on the Line and the Company was in compliance with all loan covenants. Availability on the Line as of December 31, 2008 was approximately $26,000.

Effective September 30, 2006, VillageEDOCS obtained a $500,000 revolving line of credit (“RLOC”) with a financial institution. The RLOC is guaranteed by a stockholder of the Company. Interest on outstanding borrowings is payable monthly at an annual rate of interest equal to LIBOR plus 2% (2.46% at December 31, 2008). As of December 31, 2008, there were outstanding borrowings of $447,608 on the RLOC and the Company was in compliance with all loan covenants. The Company is in the process of renewing the underlying note and converting the revolving line to a non-revolving term loan having a term of twelve months and required monthly payments of interest only.

TBS has a $100,000 unsecured operating line of credit with BB&T that it had not utilized as of February 28, 2009.

QSI has an unsecured line of credit agreement with a financial institution for borrowings up to the maximum of $100,000 with no maturity date (“QSI RLOC”). Borrowings bear interest at the prime rate, plus 2.775%. QSI had borrowings totaling $100,000 at December 31, 2008 and had $0 available for future borrowings under the line of credit. Pursuant to the QSI acquisition agreements, we have agreed to repay all outstanding borrowings under the QSI RLOC on or before August 1, 2009.

Effective August 1, 2008 and in connection with the acquisition of Questys, we issued a secured promissory note to the Pavlovics (the “Pavlovic Note”). The Pavlovics are a related party as a result of the shares of the Company’s common stock issued to them in connection with the acquisition of Questys. The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011. Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011. The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Bank to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

Prior to August 1, 2008 (effective date of acquisition of Questys), the Pavlovic’s made aggregate advances to Questys in the amount of $115,000, which were assumed in the acquisition (the “Pavlovic Shareholder Debt”). The Pavlovic Shareholder Debt is non-interest bearing and the Company and the Pavlovics have agreed to the repayment of the outstanding balance as follows: (i) $35,000 on or before August 1, 2009, (ii) $40,000 on or before August 1, 2010, and (iii) $40,000 on or before the August 1, 2011.

We funded the requirement for the initial $300,000 payment for the purchase of QSI from the proceeds of a $300,000 related party secured promissory note offering subscribed to by The Silver Lake Group, LLC (“SLG”) on August 4, 2008 (the “SLG Note”). SLG is owned by Ricardo A. Salas. Mr. Salas is a Director of VillageEDOCS, Inc. The SLG Note was originally due on October 31, 2008 and bore interest at a rate of nine percent (9%) per annum through October 31, 2008.

On October 30, 2008, VillageEDOCS, Inc. and SLG entered into an Amendment to Secured Promissory Note (“Amendment”) to modify the maturity date, interest rate, and repayment terms of the SLG Note. As of October 31, 2008, the remaining principal balance of the SLG Note, as amended, was $250,000 and no interest was outstanding. Pursuant to the Amendment, the SLG Note matures on March 31, 2009 and bears interest from November 1, 2008 at a rate of twelve percent (12%) per annum. As of February 28, 2009, the remaining principal balance of the SLG Note was approximately $50,000. We intend to repay the SLG Note with a final installment of principal and interest March 31, 2009. The SLG Note is secured by the accounts receivable of GoSolutions, Inc., our wholly-owned subsidiary, as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the SLG Note are subordinate in certain respects to the rights of the Bank to the extent set forth in a Subordination Agreement to be entered into as of August 1, 2008.

Our inability to repay outstanding borrowings when due would have a material adverse effect on us.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of QSI, TBS and GSI. In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows. However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment. Accordingly, we anticipate negative operating and investing cash flows during at least the first two quarters of 2009 and at least until QSI, MVI, TBS, and GSI consistently generate net cash flows sufficient to offset the projected expense to operate the holding company.

We expect to use cash flow generated from operations, the Line, and potentially other sources, to fund any such negative operating cash flows during the remainder of 2009.

While we believe that our available cash resources combined with our current revenue streams and lines of credit will be sufficient to meet our anticipated working capital requirements for the next twelve months, we would likely require new sources of debt or equity financing during the remainder of 2009 should we be required to expand or significantly upgrade our technology infrastructure through additional capital expenditures. Should our current revenue streams or margins be subjected to even minor decreases, our external funding requirements would likely be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses. While QSI, GSI, MVI, and TBS each reported net income for 2008, this income was not sufficient to offset interest expense and corporate overhead. If we are not successful in sustaining and increasing operating profits from our three operating segments, or in reducing expenses of the holding company as a percentage of revenue, we may not achieve profitability on a consolidated basis.

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

The Report of Independent Registered Public Accounting Firm on our December 31, 2008 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations and a working capital deficit raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. The “forward-looking statements” safe harbor does not apply to our company because we issue “penny stock” and are excluded from the safe harbor pursuant to Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(h)(1)(C) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “expect”, “plan”, “seek”, “estimate”, “project”, “could”, and “continue” or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other “forward-looking” information. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control, including, without limitation, the risks described in Item 1A “Risk Factors”. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements. Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K. Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-Q, 8-K, and other SEC filings

Forward looking statements in this Annual Report on Form 10-K include, without limitation:

The statements under the heading “Item 1. Business” and in MD&A under the caption Business Overview concerning (1) our strategy to develop innovative solutions to expand our ability to benefit our enterprise clients and increase the breadth and size of the markets we satisfy today, (2) our strategy to focus on acquiring intellectual and technology assets that continue to accelerate expansion of our client solutions, (3) our goal to expand the business model of TBS regionally and nationwide and to expand revenue both from printing and from subscription-based hosted solutions, (4) our belief that we offer a complete set of business communication services and solutions and a scalable global platform, (5) our belief that our services improve and enhance data delivery or help customers to optimize the processing and delivery of the entire range of business documents, (6) our belief about the benefits businesses will derive from our software and service solutions and about its capabilities, (7) our intent to focus on obtaining growth from higher margin products and services and to make acquisitions of companies that consistently generate net income and positive cash flows, (8) our belief as to the reason that each of our businesses can compete effectively, (9) our strategy of preparing for significant growth and the expected benefits of adding to our leadership team, and (10) our strategy of directing new capital primarily toward increasing sales and marketing, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry, and our dependence on third party technology suppliers to provide key software and infrastructure.

The statements under the heading “Item 3. Legal Proceedings” concerning our belief as to the materiality of the indemnity claim.

The statements under MD&A under the captions Introduction and Business Overview of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to (1) our expectations about the business prospects of QSI, MVI, TBS, and GSI, (2) our belief that we have improved our corporate governance, (3) our current and future growth strategy to streamline the corporate structure, bolster sales resources, acquire intellectual and technology assets and our expectations about the benefits we may derive, (4) our belief about our vision to become a business process management/workflow service and the benefits we expect to derive, (5) our acquisition strategy, (6) our expectations regarding challenges and risks that we believe are key challenges and risks, and (7) our belief that obtaining planned financings will allow us to generate adequate cash flows to sustain operations at current levels until we begin to operate profitably on a consistent, month-over month basis, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, risks associated with governmental regulation, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

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

The statements in MD&A under the caption Results of Operations of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Revenue, Gross Profit, Operating Expenses, Income (Loss) from Operations, and Net Loss and our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Liquidity and Capital Resources set forth in MD&A under the caption Liquidity and Capital Resources, including, without limitation (1) our belief that we have made progress toward achieving profitable operations, (2) our strategy of actively seeking to combine with business that operate profitably and generate positive cash flows, (3) our belief that sustainable profitability is achievable, (4) our expectations about future funding requirements, (5) our expectations regarding retirement of additional accrued expense and notes payable debt during 2009, and (6) our belief that current cash position, cash generated through operations and available borrowings will be sufficient to meet our needs through at least the next twelve months, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, the risk that we may be unable to sustain all or part of our operations if we are not able to obtain sufficient additional funds from investors, the risk that our funding requirements could be greater should our current revenue streams or margins decrease, risks that we may not successfully implement our acquisition program, the risk that we may be required to repay certain notes payable debt prior to maturity, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

The statements under the heading “Item 9A. Controls and Procedures” of our belief that we are addressing the deficiencies that affected our internal control over financial reporting and the time we estimate we will require before we would be able to conclude that all material weaknesses have been remediated or our belief regarding the potential impact to us, which statements are subject to various risks and uncertainties including, without limitation the risk that for financial or other reasons we will be unable to effect some or all of the changes we believe are required within the time periods estimated, or at all.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

VillageEDOCS, Inc. qualifies as a smaller reporting company and is therefore not required to provide the information required by this Item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

          Exhibit 99.1, VillageEDOCS, Inc. Financial Statements is incorporated herein by this reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. – CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2008. Accordingly, we concluded that our disclosure controls and procedures were not effective as of December 31, 2008.

Our internal controls over financial reporting (“ICFR”) are designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets, provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the consolidated financial statements.

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting. Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on our evaluation, management has concluded, as of December 31, 2008, we did not maintain effective controls over the financial reporting process because we had the following deficiencies:

1.

Shortage of qualified financial reporting personnel due to limited resources and number of locations generating transaction data. This shortage in financial reporting staff resulted in adjustments to our annual report for 2008, which were not detected initially by management. These adjustments included adjustments to the carrying value of certain notes payable and the estimated fair value of assets and liabilities acquired in purchase accounting. Management has concluded that this control deficiency constitutes a material weakness.

2.

In part due to inability to purchase and implement more robust software tools, the Company did not maintain effective controls to ensure there is timely analysis and review of accounting records, spreadsheets, and supporting data. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.

The Company did not effectively monitor access to, or maintain effective controls over changes to, certain financial application programs and related data. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.

The Company does not maintain a sufficient level of IT personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency did not result in an audit adjustment to the 2008 interim or annual consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

5.

The Company did not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency did not result in audit adjustments to the 2008 interim or annual consolidated financial statements. This control deficiency could result in a misstatement of balance sheet and income statement accounts, in the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management has determined that these control deficiencies constituted a material weakness in our internal control over financial reporting as of December 31, 2008. A material weakness is a control deficiency, or combination of control deficiencies, in our internal controls over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

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

Remediation of Material Weakness

As discussed in Management’s Annual Report on Internal Control over Financial Reporting, as of December 31, 2008, there were material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we intend to employ additional staff members in the finance department to better address ICFR deficiencies and ensure we continue to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America. We intend to complete a process of centralizing accounts receivable and accounts payable processes for all business units, which we believe will establish mitigating controls to compensate for the risk due to lack of segregation of duties. In addition, we are seeking ways to unify the financial reporting of all of our component companies and we continue to plan to make resources available to upgrade, where possible, certain of our information technology systems impacting financial reporting. We are currently seeking senior information technology management staff that is adequately qualified to oversee IT staff and to ensure that the IT general computing controls are effective over our systems impacting financial reporting.

Through these steps, we believe we are making progress toward addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2008. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our ICFR will prevent or detect all errors. Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated. We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources. If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with accounting principles generally accepted in the United States of America and to comply with our Securities and Exchange Commission reporting obligations.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the fourth quarter of 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER.

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

The following table sets forth certain information with respect to each person who is a director, executive officer, or significant employee of the Company or its subsidiary as of February 28, 2009.

Name	Age	Position

J. Thomas Zender	69	Chairman of the Board

K. Mason Conner	52	Chief Executive Officer, President, Director

H. Jay Hill	69	Executive Vice President of Corporate Development, Director

Ricardo A. Salas	45	Director

Michael A. Richard	40	Chief Financial Officer and Secretary

Executive officers are appointed by the Board of Directors and, subject to the terms of their employment agreements, serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors. Directors are elected at the annual meeting of shareholders to serve for their term and until their successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. The term of the current directors continues until the next annual meeting of shareholders to be held in 2009. Mr. Zender has been a director since August 1997, Mr. Hill since October 1997, Mr. Conner since October 1998, and Mr. Salas since July 2005.

Business Experience of Directors and Executive Officers

J. THOMAS ZENDER has been a director since 1997 and has been Chairman of the Board since January 2001. He currently serves on our Audit Committee and our Compensation Committee. Mr. Zender is an information technology industry board member and executive with over 35 years management and business development experience. He has held management positions at General Electric, Honeywell, ITT and other companies. Mr. Zender has been an officer in three publicly held corporations, one NYSE listed company and two NASDAQ traded companies. From 1996 through 2001, he served as an interim executive for several early stage companies, including CEO of VillageEDOCS from 1997 to 1999. From 2001 to 2007 Mr. Zender served as president and CEO of Unity, a worldwide not-for-profit, trans-denominational spiritual support movement. He is a member of the Forum for Corporate Directs, and has served on their board. Mr. Zender served on the board of Peerless Systems, a NASDAQ traded company, from 2007 to 2008, and on the board of SAMSys Technologies, a Toronto Stock Exchange traded corporation, from 1996 to 2006. He holds a Business Administration degree from Ottawa University, with focus areas of management, marketing, and information technology.

K. MASON CONNER has been our Chief Executive Officer since 1999 and has served as our President since January 1, 2008. Mr. Conner joined the Company as Vice-President of Sales in 1997 and has been a Board Member since 1998, Acting Vice-President of Sales between 1998 and 2002, and President between 1998 and March 2006, and Mr. Conner is also a Director and the President of Questys, GoSolutions, MVI, and TBS. He has 27 years in sales and business management experience, including 23 years of direct and channel sales experience in the voice and data communications products and services industry. In the early 1980’s he was involved in the application of Internet Protocol technologies. In the late 1980s and early 1990s he was a principal strategist for an international initiative to transform K-12 education through the use of the Internet. He was a principal consultant with LTS for the electronic vulnerability threat assessment of the Los Angeles Airport Department after the “UnaBomber” threat. He has held sales management positions with Banyan Systems, Doelz Networks, and Timeplex. During the five years prior to joining the Company, Mr. Conner was Director of Sales at Telecom Multimedia Systems from 1996 to 1997, Vice President of Sales at Lo Tiro-Sapere from 1995 to 1996, and Vice President of Sales at Digital Network Architectures from 1991 to 1995.

H. JAY HILL has been a director since 1997 and became the Executive Vice President of Corporate Development in May 2003. Mr. Hill is also a Vice President of Tailored Business Systems, Inc. and GoSolutions, Inc. For the last 20 years, he has primarily been a senior executive in turnaround situations in information technology and telecommunication companies. From November 2000 to May 2003, Mr. Hill was CEO, President and a Director of LightPort Advisors, Inc, a private Internet service provider for the financial services market. He has held similar positions with Unitron Medical Communications, Inc. (d/b/a Moon Communications) (1999-2000) and Amnet Corporation (Netlink) (1989-1994), and has held senior sales and marketing management positions with SunCoast Environmental Controls (1996-1999), Technology Research Corporation (1994-1996), Harris Corporation, Doelz Networks, Paradyne/AT&T, and Inforex. His primary background in sales and marketing commenced with Philadelphia Electric Company and IBM. Mr. Hill currently serves on our Audit Committee and our Compensation Committee.

RICARDO A. SALAS joined the board of directors in the second quarter of 2005. Since 2005, Mr. Salas has served Liquidmetal Technologies in various capacities, including as its President and Chief Executive Officer between December 2005 and October 2006. From January 2000 through June 2005, Mr. Salas served as Chief Executive Officer of iLIANT Corporation, an information technology and outsourcing service firm in the health care industry, and he continues to serve as Director of MED3000 Group, inc. following its acquisition of iLIANT Corporation in May of 2006. Mr. Salas was a founder of Medical Manager Corporation and served as a Vice President between June 1999 and January 2000. In April 1994, he founded National Medical Systems, Inc. and served as its Vice President through its merger into Medical Manager Corporation at the time of its initial public offering in February 1997. From 1987 through 2004, he was Vice President of J. Holdsworth Capital Ltd., a private investment firm. As an officer of J. Holdsworth Capital Ltd., Mr. Salas held positions in various investments Mr. Salas received his B.A. in Economics in 1986 from Harvard University in Cambridge, Massachusetts. Mr. Salas currently serves on our Audit Committee and our Compensation Committee.

MICHAEL A. RICHARD joined the Company in February 2001 and is the Chief Financial Officer and Corporate Secretary. Mr. Richard is also a Director and the Secretary of our wholly-owned subsidiaries, Questys, GoSolutions, TBS and MVI. Mr. Richard has over 15 years of diverse management and public corporate reporting experience for start-up and early stage ventures. From 1999-2000 he served as V.P. Controller for The BigHub.com, Inc., a public new media company providing unique content, private label search engine, e-commerce solutions, and direct mail. From 1995-1999, Mr. Richard served first as Controller and then as Vice President, Accounting (principal accounting officer), and finally as a Director of PortaCom Wireless, Inc., a public developer and operator of companies with contracts to provide wireless telecommunication services in China and other emerging markets.

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

Conducting Formal Independent Director Sessions	At the conclusion of each regularly scheduled board meeting, the independent directors meet without our management or any non-independent directors.

Hiring Outside Advisors	The board and each of its committees may retain outside advisors and consultants of their choosing at our expense, without management’s consent.

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

Standards of Business Conduct

The board of directors has adopted a Code of Business Conduct and Ethics for all of our employees and directors, including the Company’s principal executive and senior financial officers. You can obtain a copy of our Code of Business Conduct and Ethics via our website at www.villageedocs.com, or by making a written request to the Company at VillageEDOCS, Attention: Investor Relations, 1401 N. Tustin Ave., Ste. 230, Santa Ana, CA 92705. We will disclose any amendments to the Code of Business Conduct and Ethics, or waiver of a provision therefrom, on our website at the same address.

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

Committees of the Board and Audit Committee Financial Expert

The Board of Directors has an Audit Committee and a Compensation Committee.

AUDIT COMMITTEE. The Audit Committee of the Board of Directors (the “Audit Committee”) monitors the integrity of the Company’s financial statements, the independence and qualifications of the independent registered public accounting firm, the performance of the Company’s independent registered public accounting firm and the effectiveness of the Company’s disclosure controls and procedures and internal controls. It is also responsible for retaining, evaluating, and, if appropriate, recommending the termination of the Company’s independent registered public accounting firm. The Audit Committee has been established under a charter approved by the Board. Our Audit Committee consists of Messrs. Zender, Hill, and Salas. Mr. Salas serves as Chairman. During 2008 the Audit Committee met three times. Because our board of directors is comprised of only four members, the Audit Committee includes one member of executive management, H. Jay Hill, who is not considered to be independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended. We are not required by the OTCBB to have an audit committee comprised entirely of independent directors. We do not have an audit committee financial expert as defined by Item 401(e) of Regulation S-B of the Exchange Act at this time because we believe that we are not in a position to attract suitable candidates due to insufficient capital resources. In addition, we are not required by the OCTBB to have an audit committee financial expert.

COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors (the “Compensation Committee”) administers the benefits, incentives and compensation of the Company’s executive officers, reviews the performance of the Company’s executive officers, reviews and approves executive compensation policy and objectives, concludes whether Company executives are compensated according to such standards, makes recommendations to the Board of Directors with respect to compensation, and carries out the Board’s responsibilities relating to all forms of executive compensation. The Compensation Committee has been established under a charter approved by the Board. Non-qualified stock options which are granted to the members of the Compensation Committee are recommended by the Company’s Chief Executive Officer and approved by the Board of Directors. Our Compensation Committee consists of Messrs. Zender, Hill, and Salas. Mr. Zender serves as Chairman. During 2008 the Compensation Committee met three times. Because our board of directors is comprised of only four members, the Compensation Committee includes one member of executive management, H. Jay Hill. Mr. Hill recuses himself from votes and discussions on his own compensation. We are not required by the OTCBB to have a compensation committee comprised entirely of independent directors.

Report of the Compensation Committee on Executive Compensation

General

The Compensation Committee of the Board of Directors is currently composed of two independent directors, Messrs. Zender and Salas, who have no “interlocking relationships” (as defined by the SEC), and Mr. Hill, who recuses himself from votes and discussions on his own compensation.

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

Executive Compensation

Our executive compensation program is administered by the Compensation Committee. The role of the Compensation Committee is to review and approve salaries and other compensation of the executive officers of the Company, to administer the 2002 Equity Incentive Plan, and to review and approve stock awards and stock option grants to all employees including the executive officers of the Company.

General Compensation Philosophy

Our compensation philosophy is that total cash compensation should vary with our performance and any long-term incentive should be closely aligned with the interest of the stockholders. Total cash compensation for the executive officers consists of the following components:

•	Base salary;
•	An executive officer bonus that is related to growth in our sales and operating earnings.

Long-term incentives are realized through the granting of stock options to executives and key employees through the 2002 Equity Incentive Plan. We have also granted common stock and warrants to certain of our executive officers. We have no other long-term incentive plans for our officers and employees.

Base Salary and Executive Officer Bonus Target

Current base salaries for the executive officers were determined by arms’ length negotiations with the Board of Directors. Messrs. Conner, Richard and Hill have employment contracts with the Company which set a base salary and allow for bonus targets and levels to be set at the sole discretion of this committee.

Chief Executive Officer Compensation

The current base salary for the Chief Executive Officer of $236,250 is set according to his employment contract, which also includes provision for annual bonuses at the sole discretion of this committee.

Stock Options

Stock options are granted to aid in the retention of executive and key employees and to align the interests of executive and key employees with those of the stockholders. The level of stock options granted (i.e., the number of shares subject to each stock option grant) is based on the employee’s ability to impact future corporate results. An employee’s ability to impact future corporate results depends on the level and amount of job responsibility of the individual. Therefore, the level of stock options granted is proportional to the Compensation Committee’s evaluation of each employee’s job responsibility. For example, Mason Conner, as the President and Chief Executive Officer, has the highest level of responsibility and would typically be awarded the highest level of stock options. Stock options are granted at a price not less than the fair market value on the date granted.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth the aggregate compensation, for each of the last two years, awarded to, earned by or paid to:

(a)	our chief executive officer;

(b)

each of our two most highly compensated executive officers who were serving as executive officers at the end of the most recently completed fiscal year and whose total salary and bonus exceeds $100,000 per year; or

(c)

any additional individuals for whom disclosure would have been provided under (b) but for the fact that the individual was not serving as an executive officer of our company at the end of the most recently completed fiscal year (collectively, the “Named Executive Officers”).

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (2) ($)	Option Awards (3) ($)	Non-Equity Incentive plan Compensation ($)	Total ($)

K. Mason Conner, President and CEO	2008	232,500	-	94,733	5,000	-	332,233
	2007	232,500	-	-	110,000	-	342,500

Jerry T. Kendall, President, Chief Operating Officer (1)	2007	208,300	-	-	132,000	-	340,300

H. Jay Hill, Executive Vice President – Corporate Development	2008	210,000	-	70,873	2,000	-	282,873
	2007	206,700	-	2,600	44,000	-	253,300

Michael A. Richard, CFO and Secretary	2008	160,000	-	15,000	-	-	175,000
	2007	160,000	-	-	25,000	-	185,000

(1) Effective December 31, 2007, Mr. Kendall ceased to be an officer and director of the Company.

(2) All of the shares of common stock earned by Messrs. Conner, Hill, and Richard that were issued during 2008 were valued at $0.015 per share (the estimated fair value on the measurement date) and recorded as compensation expense.

(3) Assumptions relating to the estimated fair value of stock options granted to Messrs. Conner and Hill during 2008 which we are accounting for in accordance with SFAS 123(R) are as follows: risk-free interest rate of 3.00%; expected dividend yield 0%; expected option life of 6.0 years; and volatility between 258% and 273%. Assumptions relating to the estimated fair value of stock options granted to Messrs. Kendall, Conner, Hill, and Richard during 2007, which we are accounting for in accordance with SFAS 123(R) are as follows: risk-free interest rate of 3.5%; expected dividend yield 0%; expected option life of 6.0 years; and volatility between 121% - 124%.. Please see Note 3 to our consolidated financial statements for further discussion of our assumptions relating to the estimated fair value of equity awards.

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

Employment agreements

On November 13, 2008, we entered into employment agreements with K. Mason Conner, our President and Chief Executive Officer, H. Jay Hill, our Executive Vice President - Corporate Development, and Michael Richard, our Chief Financial Officer. These agreements supersede the employment agreements dated June 10, 2004, as amended. Following is a summary of the significant terms of each of the employment agreements:

K. MASON CONNER. Mr. Conner’s employment agreement provides for Mr. Conner to serve as our President and Chief Executive Officer for a term ending November 12, 2012. The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Conner or the Company gives the other party at least one hundred twenty (120) days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

Pursuant to the employment agreement, Mr. Conner’s present base salary of $236,250 will remain in effect through November 12, 2009. The Board will review his salary at annual intervals, and may adjust his annual base salary from time to time as the Board or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning November 13, 2009 and each succeeding year shall not be less than 105% of the salary for the prior year. Mr. Conner is entitled to an incentive bonus based upon the Company’s adjusted earnings before interest, taxes, amortization and depreciation. For the years 2008 and 2009, the percentage bonus will be 7% of the adjusted earnings before interest, taxes, amortization and depreciation paid in Company shares. For each year subsequent to 2009, the Board will establish the percentage and form of payment.

H. JAY HILL. Mr. Hill’s employment agreement provides for Mr. Hill to serve as our Executive Vice President – Corporate Development for a term ending November 12, 2012. The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Hill or the Company gives the other party at least one hundred twenty (120) days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

Pursuant to the employment agreement, Mr. Hill’s present base salary of $210,000 will remain in effect through November 12, 2009. The Board will review his salary at annual intervals, and may adjust his annual base salary from time to time as the Board or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning November 13, 2009 and each succeeding year shall not be less than 105% of the salary for the prior year. Mr. Hill is entitled to an incentive bonus based upon the Company’s adjusted earnings before interest, taxes, amortization and depreciation. For the years 2008 and 2009, the percentage bonus will be 6% of the adjusted earnings before interest, taxes, amortization and depreciation paid in Company shares. For each year subsequent to 2009, the Board will establish the percentage and form of payment.

MICHAEL A. RICHARD. Mr. Richard’s employment agreement provides for Mr. Richard to serve as our Chief Financial Officer for a term ending November 12, 2010. The employment agreement provides that, the term of the agreement shall automatically be extended for successive one year renewal terms, provided that if either Mr. Richard or the Company gives the other party at least one hundred twenty (120) days advance written notice of his or its intention to not renew the agreement for an additional term, the agreement will terminate upon the expiration of the current term.

Pursuant to the employment agreement, Mr. Richard’s present base salary of $160,000 will remain in effect through November 12, 2009. The Board will review his salary at annual intervals, and may adjust his annual base salary from time to time as the Board or its Compensation Committee deems to be appropriate, provided, however, that the salary for the twelve month period beginning November 13, 2009 and each succeeding year shall not be less than 105% of the salary for the prior year. Mr. Richard, at the discretion of the Board, is entitled to receive an annual incentive bonus in an amount to be determined by the Board.

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

JERRY T. KENDALL. Effective December 31, 2007, Mr. Kendall ceased to be an officer and director of the Company. On March 1, 2006, we entered into an executive employment agreement with Jerry T. Kendall, who had served as a director of the Company from the second quarter of 2005. The employment agreement provided for Mr. Kendall to serve as our President and Chief Operating Officer for a term of two years from March 1, 2006. Pursuant to his employment agreement, Mr. Kendall received a base salary of $200,000, which increased to $210,000 on May 1, 2007 pursuant to his employment agreement. Pursuant to his employment agreement, the Company granted Mr. Kendall options for 4,000,000 shares of its common stock which were to have vested over a five year period and were exercisable during the seven year period after vesting. Mr. Kendall will also be permitted to continue to participate for the remainder of 2008, at the Company’s expense, in all benefit and insurance plans, coverage and programs in which he was participating as of the termination date. Upon termination, Mr. Kendall vested 25% of the unvested portion of the stock option granted in connection with the agreement and any stock options granted Mr. Kendall prior to the employment agreement, has a modified term of the covenant not to compete equal to the greater of twelve months or the number of months of severance pay granted, and is entitled to receive a series of monthly payments for a period of twelve months, each of which shall be equal to one-twelfth of Mr. Kendall’s annual base salary as in effect upon termination.

The foregoing descriptions of the employment agreements are qualified in their entirety by reference to the actual terms of each agreement, copies of which have been filed with the Commission.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2008.

Name	Option Awards					Stock Awards
		Number of Securities Underlying Unexercised Options (#)	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

	Number of Securities Underlying Unexercised Options (#)
	Exercisable	Unexercisable

K. Mason Conner	100,000	-	-	0.250	5/31/2009	-	-	-	-
	31,138	-	-	2.500	8/4/2010	-	-	-	-
	34,536	-	-	2.500	10/1/2011	-	-	-	-
	1,719,658	-	-	0.188	1/30/2014	-	-	-	-
	3,500,000	-	-	0.150	6/15/2012	-	-	-	-
	2,000,000	-	-	0.160	12/27/2012	-	-	-	-
	500,000	-	-	0.015	11/16/2015	-	-	-	-

H. Jay Hill	31,138	-	-	2.500	8/4/2010	-	-	-	-
	34,536	-	-	2.500	10/1/2011	-	-	-	-
	686,325	-	-	0.188	1/30/2014	-	-	-	-
	1,500,000	-	-	0.180	8/15/2013	-	-	-	-
	1,000,000	-	-	0.100	8/15/2013	-	-	-	-
	500,000	-	-	0.150	6/15/2012	-	-	-	-
	2,000,000	-	-	0.160	12/27/2012	-	-	-	-
	200,000	-	-	0.015	11/16/2015	-	-	-	-

Michael A. Richard	150,000	-	-	2.500	2/27/2011	-	-	-	-
	387,500	-	-	0.188	1/30/2014	-	-	-	-
	650,000	-	-	0.150	6/15/2012	-	-	-	-
	250,000	-	-	0.160	12/27/2012	-	-	-	-

(1) Except as indicated, these options held by Messrs. Conner, Hill, and Richard are vested in full as of December 31, 2008.

STOCK OPTIONS

The Company has adopted an equity incentive plan (the “2002 Plan”) that authorizes the issuance of stock awards and options to acquire up to 90,000,000 shares of common stock, as amended, to employees and certain outside consultants. The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term. Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.

During 1997, the Board of Directors of the Company adopted a stock option plan (the “1997 Plan”) that authorizes the issuance of options to acquire up to 5,000,000 shares of common stock to employees and certain outside consultants. The 1997 Plan allows for the issuance of either non-qualified or incentive stock options pursuant to Section 422 of the Internal Revenue Code. Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term. Under the 1997 Plan, the exercise price of each option shall not be less than 85 percent of fair market value on the date the option is granted.

At December 31, 2008, we had outstanding options to purchase 42,730,939 shares of our common stock pursuant to the 2002 Plan and the 1997 Plan. The number of options under both the 2002 Plan and the 1997 Plan available for grant at December 31, 2008 is approximately 47,000,000 (see Notes to accompanying consolidated financial statements).

ADDITIONAL NARRATIVE DISCLOSURE

The employment agreements with Messrs. Conner, Hill, and Richard provide for continuation of certain benefits, modification of vesting and exercise terms for stock and option awards, and for certain payments, either in lump sum or in a series of from six to twelve payments, to Messrs. Conner, Hill and Richard in the event their employment is involuntarily terminated for disability, without cause, or in the event that the agreement is not renewed. The amounts of such payments range from 50% to 200% of annual salary and bonus in effect upon termination. In the event of a Change in Corporate Control, any restricted stock, stock options or other awards granted to Messrs. Conner, Hill, or Richard shall become immediately vested in full and, in the case of stock options, exercisable in full. If each of Messrs. Conner, Hill, or Richard is terminated for cause, he shall be entitled to receive his base salary through the date of termination and any non-forfeitable benefits earned and payable to him under the terms of deferred compensation or incentive plans maintained by the Company.

COMPENSATION OF DIRECTORS

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2008.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Ricardo A. Salas	-	-	$6,000	-	-	-	$6,000

J. Thomas Zender	-	-	$8,900	-	-	-	$8,900

Assumptions relating to the estimated fair value of stock options granted to Messrs. Salas, and Zender during 2008, which we are accounting for in accordance with SFAS 123(R), are as follows: risk-free interest rate of 3.0%; expected dividend yield 0%; expected option life of 6.0 years; and volatility of 258% - 273%. Please see Note 3 to our consolidated financial statements for further discussion of our assumptions relating to the estimated fair value of equity awards.

NARRATIVE DISCLOSURE TO DIRECTOR COMPENSATION TABLE

During 2008, members of our board of directors received no cash compensation for services as a director or for attendance at or participation in meetings. Beginning in January 2009, non-employee directors will receive annual retainer fees, which will be paid in cash in quarterly installments. Each non-employee director will receive a retainer of $30,000 for his participation as a director. It is our policy that our employee-directors do not receive cash compensation for their service as members of our Board of Directors. Non-employee directors have historically been eligible for participation in certain of our equity incentive plans. During 2008, we issued options to purchase an aggregate of 1,490,000 shares of our common stock to our non-employee directors in consideration for their services. There has been no determination made as to the number and exercise price of options, if any, that will be issued to either K. Mason Conner or H. Jay Hill for service during terms following the term that expired on October 5, 2001. Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending meetings. The Company has no other arrangements regarding compensation for services as a director.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company’s common stock owned as of February 28, 2009 beneficially by (i) each person who beneficially owns more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company, the executive officers and significant employees of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2008 exceeded $100,000, and (iv) directors, executive officers, and significant employees as a group:

Name of Beneficial Owner (1)	Amount and Nature of Beneficial Ownership (2)	Percent of Class (3) (4) (13)

James Townsend (5)	11,147,720	5.5

C. Alan Williams (6)	64,927,243	32.0

K. Mason Conner (7)	10,709,438	5.3

J. Thomas Zender (8)	2,014,499	1.0

H. Jay Hill (9)	8,631,999	4.3

Ricardo A. Salas (10)	620,000	*

Michael Richard (11)	2,504,167	1.2

GoSolutions Equity LLC (12)	26,786,840	13.2

Vojin Hadzi-Pavlovic	22,000,000	10.8

All directors, executive officers, and significant employees as a group (5 persons)	24,480,103	12.1

* Less than 1%

(1) The address of each individual is in care of the Company.

(2) Represents sole voting and investment power unless otherwise indicated.

(3) Based on 180,270,913 shares of the Company’s common stock outstanding at February 29, 2009, plus, as to each person listed, that portion of the Company’s common stock subject to outstanding options, warrants, and convertible debt which may be exercised or converted by such person, and as to all directors and executive officers as a group, unissued shares of the Company’s common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options or warrants, or conversion of convertible debt within 60 days of February 29, 2009.

(4) Excludes 35,683,578 shares reserved for issuance under outstanding options and warrants.

(5) Includes options to acquire 65,674 shares of common stock at $2.50 per share.

(6) Includes $178,370 of debt and accrued interest convertible to 1,274,072 shares of common stock at $0.14 per share and warrants to acquire 3,000,000 shares at $0.10 per share.

(7) Includes options to acquire 100,000 shares of common stock at $0.25 per share, options to acquire 65,674 shares at $2.50 per share, options to acquire 1,719,658 shares at $0.19 per share, options to acquire 3,500,000 shares at $0.15 per share, options to acquire 2,000,000 shares at $0.16 per share, options to acquire 500,000 shares at $0.02 per share, and warrants to acquire 200,000 shares at $0.15 per share.

(8) Includes options to acquire 290,000 shares of common stock at $0.02 per share, options to acquire 66,261 shares at $2.50 per share, options to acquire 918,825 shares at $0.19 per share, and options to acquire 500,000 shares at $0.15 per share.

(9) Includes options to acquire 65,674 shares at $2.50 per share, options to acquire 686,325 shares at $0.19 per share, options to acquire 1,500,000 shares at $0.18 per share, options to acquire 1,000,000 shares at $0.10 per share, options to acquire 500,000 shares at $0.15 per share, options to acquire 2,000,000 shares at $0.16 per share, options to acquire 200,000 shares at $0.015 per share, and warrants to acquire 350,000 shares at $0.15 per share.

(10) Includes options to acquire 600,000 shares of common stock at $0.18 per share.

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

(13) Excludes up to 33,500,000 shares of our common stock underlying conversion of our Convertible Series A Preferred Stock issued to Barron Partners, LP (“Barron”). We have entered into an agreement with Barron which provides that Barron will not acquire any additional shares of our common stock in the open market or convert our Convertible Series A Preferred Stock into our common stock or exercise warrants if the effect of such a purchase, exercise or conversion would be to increase Barron’s equity ownership position above 4.99%. Accordingly, because it is not anticipated that Barron will acquire beneficial ownership within the next 60 days or shares of our common stock above 4.99% of our outstanding number of shares of common stock, such securities are excluded from the above table.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2008, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	42,730,939	$0.16	47,000,000

Equity compensation plans not approved by security holders	10,017,643	$0.07	—

Total	52,748,582	$0.14	47,000,000

For a complete description of our equity compensation plans, please refer to Note 7 of our consolidated financial statements as of December 31, 2008, which are filed as Exhibit 99.1 hereto.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Review and Approval of Related Person Transactions.

Our Audit Committee reviews all relationships and transactions in which the company and our directors and executive officers or their immediate family members are participants to determine whether such persons have a direct or indirect material interest. The company’s legal consultant is primarily responsible for the development and implementation of processes and controls to obtain information from the directors and executive officers with respect to related person transactions and for then determining, based on the facts and circumstances, whether the company or a related person has a direct or indirect material interest in the transaction. As required under SEC rules, transactions that are determined to be directly or indirectly material to the company or a related person are disclosed in the company’s proxy statement. In addition, the Audit Committee reviews and approves or ratifies any related person transaction that is required to be disclosed. As set forth in the Audit Committee’s key practices, in the course of its review and approval or ratification of a disclosable related party transaction, the committee considers:

•	the nature of the related person’s interest in the transaction;
•	the material terms of the transaction, including, without limitation, the amount and type of transaction;
•	the importance of the transaction to the related person;
•	the importance of the transaction to the company;
•	whether the transaction would impair the judgment of a director or executive officer to act in the best interest of the company; and
•	any other matters the committee deems appropriate.

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

Description of Related Party Transactions

GSI leases the St. Petersburg office space pursuant to a noncancelable operating lease agreement expiring in April 30, 2011 at a cost of $12,653, $13,232, $13,841, $14,485, and $15,164 per month for each of the twelve month periods ended April 2007, 2008, 2009, 2010, and 2011, respectively. The building in which the office space is located is owned by an entity in which a member of GoSolutions Equity, LLC (a related party) owns an interest.

TBS has a related party operating lease with Perimeter Center Partners for the rental of the land and building occupied by TBS. The lease, as amended, commenced on February 1, 2004 and has a term of six years, with monthly payments of $6,200. The Company has executed a Guaranty with respect to the lease. Perimeter Center Partners is owned by Stephen A. Garner and James L. Campbell, who are each employees and stockholders of the Company and the former owners of TBS.

TBS has a related party capital lease with Perimeter Center Partners for an inserting machine. The lease commenced on May 19, 2007 and ends on January 31, 2010. Monthly payments are $1,746. The Company has executed a Guaranty with respect to the lease.

On August 1, 2008 and in connection with the acquisition of Questys, the Company issued 22,000,000 shares of its common stock to Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic (the “Pavlovics”). These shares were valued at $0.025 per share (the estimated fair value on the measurement date) and recorded as additional purchase price.

On August 1, 2008 and in connection with the acquisition of Questys, the Company issued a secured promissory note to the Pavlovics in the amount of $900,000 (the “Pavlovic Note”). The Pavlovics are a related party as a result of the common stock issued to them by the Company in connection with the acquisition of Questys. The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011. Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011. The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

Prior to August 1, 2008 (effective date of acquisition of Questys), the Pavlovics made aggregate advances to Questys in the amount of $115,000, which were assumed in the acquisition (the “Pavlovic Shareholder Debt”). The Pavlovic Shareholder Debt is non-interest bearing and the Company and the Pavlovics have agreed to the repayment of the outstanding balance as follows: (i) $35,000 on or before August 1, 2009, (ii) $40,000 on or before August 1, 2010, and (iii) $40,000 on or before the August 1, 2011.

The Company funded the requirement for the initial $300,000 payment for the purchase of QSI from the proceeds of a $300,000 related party secured promissory note offering subscribed to by The Silver Lake Group, LLC (“SLG”) on August 4, 2008 (the “SLG Note”). SLG is owned by Ricardo A. Salas. Mr. Salas is a Director of the Company. The SLG Note was originally due on October 31, 2008 and bore interest at a rate of nine percent (9%) per annum through October 31, 2008.

On October 30, 2008, the Company and SLG entered into an Amendment to Secured Promissory Note (“Amendment”) to modify the maturity date, interest rate, and repayment terms of the SLG Note. As of October 31, 2008, the remaining principal balance of the SLG Note, as amended, was $250,000 and no interest was outstanding. Pursuant to the Amendment, the SLG Note matures on March 31, 2009 and bears interest from November 1, 2008 at a rate of twelve percent (12%) per annum. The SLG Note will be repaid in a series of five monthly installments of principal and interest on each of November 28, 2008, December 31, 2008, January 30, 2009, February 27, 2009, and March 31, 2009. The SLG Note is secured by the accounts receivable of GoSolutions, Inc., a wholly-owned subsidiary of the Company, as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the SLG Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula to the extent set forth in a Subordination Agreement to be entered into as of August 1, 2008. As of February 23, 2009, the outstanding principal balance due pursuant to the SLG note was approximately $50,000.

On November 17, 2008, the Company issued 2,500,000 shares of its common stock to K. Mason Conner pursuant to the 2002 Equity Incentive Plan. Mr. Conner is an officer and director of the Company. These shares were valued at $0.015 per share (the estimated fair value on the measurement date) and recorded as compensation expense.

On November 17, 2008, the Company issued 2,000,000 shares of its common stock to H. Jay Hill pursuant to the 2002 Equity Incentive Plan. Mr. Hill is and officer and director of the Company. These shares were valued at $0.015 per share (the estimated fair value on the measurement date) and recorded as compensation expense.

On November 17, 2008, the Company issued 1,000,000 shares of its common stock to Michael A. Richard pursuant to the 2002 Equity Incentive Plan. Mr. Richard is an officer of the Company. These shares were valued at $0.015 per share (the estimated fair value on the measurement date) and recorded as compensation expense.

Board of Director Independence

The standards relied upon by the Board of Directors in affirmatively determining whether a director is “independent” are those of the Nasdaq, which include the following objective standards:

(a) a director who is an employee, or whose immediate family member (defined as a spouse, parent, child, sibling, father- and mother-in-law, son- and daughter-in-law and anyone, other than a domestic employee, sharing the director’s home) is an executive officer of the Company, would not be independent for a period of three years after termination of such relationship;

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

(c) a director who is or who has an immediate family member who is, a current partner of the Company’s outside auditor or who was, or who has an immediate family member who was, a partner or employee of the Company’s outside auditor who worked on the Company’s audit at any time during any of the past three years would not be independent until a period of three years after the termination of such relationship;

(d) a director who is, or whose immediate family member is, employed as an executive officer of another company where any of the Company’s present executive officers serve on the other company’s compensation committee would not be independent for a period of three years after the end of such relationship; and

(e) a director who is, or who has an immediate family member who is, a partner in, or a controlling shareholder or an executive officer of any organization that makes payments to, or receives payments from, the Company for property or services in an amount that, in any single fiscal year, exceeds the greater of $200,000, or 5% of such other company’s consolidated gross revenues, would not be independent until a period of three years after falling below such threshold.. In addition, no director will qualify as “independent” unless the Board affirmatively determines that the director has no material relationship with the Company (either, directly or as a partner, shareholder or officer of an organization that has a relationship with the Company).

The Board of Directors, in applying the above-referenced standards, has affirmatively determined that the Company’s current “independent” directors are: J. Thomas Zender and Ricardo A. Salas.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2008 and 2007 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, including procedures related to our acquisition of Questys (iii) services rendered in connection with tax compliance, tax advice, and tax planning, and (iv) all other fees for services rendered. “All Other Fees” consisted of fees related to our proxy statements, registration statements, SEC comment letters, and press releases.

		2008	2007
(i)	Audit Fees	$195,000	$205,000
(ii)	Audit Related Fees	33,000	-
(iii)	Tax Fees	40,000	40,000
(iv)	All Other Fees	-	-
	Total	$268,000	$245,000

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

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

2.6

Assets Purchase Agreement dated December 10, 2007 by and between Phoenix Forms, Inc. and DocPath Corp. Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 11, 2007. **

2.7

Assets Purchase Agreement dated December 10, 2007 by and between Phoenix Forms, Inc. and DocPath Corp. Previously filed as Exhibit 2.1 to the Companys’s Current Report on Form 8-K filed on December 11, 2007.**

2.8

Stock Purchase Agreement dated as of August 1, 2008 by and among VillageEDOCS, Inc. and Decision Management Company, Inc. d/b/a Questys Solutions, Inc. and Its Sole Shareholder, Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common. Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

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

3.6	Certificate of Amendment of Articles of Incorporation to increase authorized number of common shares. Previously filed with the Company’s Current Report on Form 8-K filed on January 20, 2006. **

3.7	Form of Certificate of Incorporation of VillageEDOCS, Inc. Previously filed with the Company’s Definitive Information Statement on Schedule 14A filed on May 24, 2007. **

3.8	Form of Bylaws of VillageEDOCS, Inc. Previously filed with the Company’s Definitive Information Statement on Schedule 14A filed on May 24, 2007.**

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

4.28

Form of Convertible Secured Promissory Note by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.29

Convertible Secured Promissory Note dated February 16, 2004 by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.20 to the Company’s Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.30

Notice of conversion by Barron Partners LP dated October 21, 2005. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference. **

4.31

Notice of conversion by Barron Partners LP dated March 8, 2006. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference. **

4.32

Registration Rights Agreement dated as of April 28, 2006 by and among VillageEDOCS and the principal stockholders of GoSolutions, Inc. Previously filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on May 4, 2006. **

4.33

Principal VEDO Stockholders Voting Agreement dated as of April 28, 2006 by and among Barron Partners, LP, C. Alan Williams, Joan P. Williams and GoSolutions, Inc. Previously filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on May 4, 2006. **

4.34

Indemnity/Contribution Agreement effective April 30, 2006, by and among VillageEDOCS, GoSolutions Equity, LLC (the “LLC”), and the principals of the LLC identified on the signature page thereto. Previously filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on May 4, 2006. **

4.35

Settlement and Release Agreement dated as of April 28, 2006 by and among VillageEDOCS, GoSolutions, Inc., The Zant Group Trust and Louis J. Zant. Previously filed as Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on May 4, 2006. **

4.36

Second Extension Agreement dated as of April 28, 2006 by and between The Zant Group Trust and GoSolutions, Inc. Previously filed as Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on May 4, 2006. **

4.37

Settlement and Release Agreement dated as of June 30, 2006, by and among VillageEDOCS, GoSolutions, Inc., Bruce H. Bennett and Sandra G. Bennett. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2006. **

4.38

Warrant Exchange Agreement dated as of November 20, 2006 by and between the Company and Barron Partners, LP. Previously filed as Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K/A filed on November 22, 2006.**

4.39

Promissory Note of VillageEDOCS, Inc. dated August 1, 2008 for $900,000 held by Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common. Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.40

Security Agreement dated as of August 1, 2008, by and among VillageEDOCS, Inc, Decision Management Company, Inc. d/b/a Questys Solutions, Inc. and Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common. Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.41

Subordination Agreement dated as of August 1, 2008 by and between The Private Bank of the Peninsula and Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common. Previously filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.42

Form of Promissory Note of VillageEDOCS, Inc. dated August 1, 2008 for $300,000 held by The Silver Lake Group, LLC. Previously filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.43

Form of Security Agreement dated as of August 1, 2008, by and among VillageEDOCS, Inc, GoSolutions, Inc., and The Silver Lake Group LLC. Previously filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.44

Form of Subordination Agreement dated as of August 1, 2008 by and between The Private Bank of the Peninsula and The Silver Lake Group LLC. Previously filed as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.45

Amendment to Secured Promissory Note dated October 31, 2008 by and between VillageEDOCS, Inc. and The Silver Lake Group, LLC. Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 31, 2008. **

10.1

General Release and Noncompetition Agreement dated February 17, 2004 by Stephen A. Garner in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.2

General Release and Noncompetition Agreement dated February 17, 2004 by James L. Campbell in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.3

Lease Agreement dated February 17, 2004 by and between Perimeter Center Partners and Tailored Business Systems, Inc. previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.4

Release of Claims Agreement dated as of April 1, 2005 by Alexander Riess in favor of Phoenix Forms, Inc. Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2005. **

10.5

Release of Claims Agreement dated as of April 1, 2005 by William R. Falcon in favor of Phoenix Forms, Inc. Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2005. **

10.6

Executive Employment Agreement, dates as of March 1, 2006, by and between the Company and Jerry T. Kendall. Previously files as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2006. **

10.7	Thor Bendickson Employment Agreement effective as of May 1, 2006. Previously filed as Exhibit 99.14 to the Company’s Current Report on Form 8-K filed on May 4, 2006. **

10.8

Patent License Agreement, dated as of May 12, 2006, by and between VillageEDOCS and Catch Curve, Inc. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on May 16, 2006. **

10.9

Office Lease Agreement effective June 1, 2007 by and between the Company and Tustin Avenue Investors, LLC. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 25,
2007. **

10.10

Placement Agency Agreement effective October 13, 2006 by and between the Company and Stonegate Securities, Inc. Previously filed as Exhibit 10.28 to the Company’s Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.11

Engagement Agreement effective July 10, 2007 by and between the Company and GemStone Securities, LLC. Previously filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.12

Settlement Agreement dated June 6, 2007 by and among Jeffrey H. Mims, VarTec Telecom, Inc, Excel Telecommunications, Inc., VarTec Solutions, Inc., and GoSolutions, Inc. Previously filed as Exhibit 10.29 to the Company’s Quarterly Report on Form 10-QSB filed on August 14, 2007. **

10.13

Form of Loan and Security Agreement dated February 6, 2008 by and between The Private Bank of the Peninsula and each of the Registrant, MessageVision, Inc., and Tailored Business Systems, Inc. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2008. **

10.14

Employment Agreement dated as of August 1, 2008 by and between VillageEDOCS, Inc. and Andre Hadzi-Pavlovic. Previously filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

10.15

Employment Agreement dated November 13, 2008 by and between VillageEDOCS, Inc. and K. Mason Conner. Previously filed as Exhibit 10.15 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008. **

10.16

Employment Agreement dated November 13, 2008 by and between VillageEDOCS, Inc. and H. Jay Hill. Previously filed as Exhibit 10.16 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008.**

10.17

Employment Agreement dated November 13, 2008 by and between VillageEDOCS, Inc. and Michael A. Richard. Previously filed as Exhibit 10.17 to the Company’s Quarterly Report on Form 10-Q filed on November 14, 2008. **

10.18

First Amendment to Loan and Security Agreement dated as of February 24, 2009 by and between The Private Bank of the Peninsula and the Registrant. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2009. **

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference. **

21.1	Subsidiaries of the Registrant.*

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 31, 2009 by K. Mason Conner, Chief Executive Officer.*

31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 31, 2009 by Michael A. Richard, Chief Financial Officer.*

32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 31, 2009 by K. Mason Conner, Chief Executive Officer.***

32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 31, 2009 by Michael A. Richard, Chief Financial Officer.***

99.1	VillageEDOCS, Inc. Consolidated Financial Statements for the Fiscal Years Ended December 31, 2008 and 2007 together with Report of Independent Registered Public Accounting Firm.*

*	Filed herewith
**	Previously filed
***	Furnished herewith

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, VillageEDOCS, Inc. has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

VillageEDOCS, Inc.
(Registrant)

VillageEDOCS, Inc.

By:	/s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer and
Principal Accounting Officer

Date: March 31, 2009

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons below on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ K. Mason Conner		March 31, 2009
K. Mason Conner	Director, President, and
Chief Executive Officer

/s/ Michael A. Richard		March 31, 2009
Michael A. Richard	Chief Financial Officer,
Principal Accounting Officer

/s/ J. Thomas Zender		March 31, 2009
J. Thomas Zender	Director,
Chairman of the Board

/s/ Ricardo A. Salas		March 31, 2009
Ricardo A. Salas	Director

/s/ H. Jay Hill		March 31, 2009
H. Jay Hill	Executive Vice President,
Director