Form 10-Q
period 2009-03-31
VILLAGEEDOCS INC
filed 2009-05-15
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from__________, 20___, to__________, 20___.

Commission File Number: 000-31395

VillageEDOCS, Inc.
(Exact name of Registrant as specified in its charter)

Delaware	33-0668917
(State or Other Jurisdiction of Incorporation or Organization)	I.R.S. Employer Identification Number

1401 N. Tustin Ave, Ste. 230, Santa Ana, California 92705	(714) 734-1030
(Address of principal executive offices)	(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

YES ☒	NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

YES ☐	NO ☐

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

There were 193,046,613 shares of the Registrant’s common stock outstanding as of April 30, 2009

VillageEDOCS
Index

i

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Balance Sheets

	March 31, 2009 (unaudited)	December 31, 2008 (audited)
ASSETS
Current assets:
Cash and cash equivalents	$385,322	$567,447
Accounts receivable, net of allowance for doubtful accounts of approximately $26,000 and $47,000, respectively	807,699	1,093,606
Inventories	34,041	41,031
Prepaid expenses and other current assets	181,495	282,397
Debt issuance costs, net	—	17,883
Total current assets	1,408,557	2,002,364

Property and equipment, net	364,337	388,788
Other assets	26,164	28,811
Goodwill	7,244,732	7,244,732
Other intangibles, net	3,653,046	3,826,728
	$12,696,836	$13,491,423

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$579,367	$514,086
Current portion of accrued expenses and other liabilities	1,697,075	1,736,419
Deferred revenue	825,461	1,026,184
Current portion of capital lease obligation	16,985	20,180
Lines of credit	400,496	890,563
Current portion of notes payable to related parties, net of unamortized debt discount of $47,808 and $47,808, respectively.	382,748	438,682
Convertible note and accrued interest payable to related party	179,995	178,370
Total current liabilities	4,082,127	4,804,484

Accrued expenses and other liabilities, net of current portion	—	81,318
Capital lease obligation, net of current portion	—	1,737
Notes payable to related parties, net of current portion and unamortized debt discount of $63,739 and $75,690, respectively	950,705	604,310
Derivative liability	4,650	—
Total liabilities	5,037,482	5,491,849

Commitments and contingencies

Stockholders’ equity:
Series A Preferred stock, par value $0.001 per share:
Authorized — 48,000,000 shares Issued and outstanding — 33,500,000 shares (liquidation preference of $1,675,000)	33,500	33,500
Common stock, par value $0.0001 per share:
Authorized — 500,000,000 shares Issued and outstanding — 180,270,913 shares	18,027	18,027
Additional paid-in capital	33,696,655	33,618,742
Accumulated deficit	(26,088,828)	(25,670,695)
Total stockholders’ equity	7,659,354	7,999,574
	$12,696,836	$13,491,423

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2009	2008
Net sales	$3,857,949	$3,277,985
Cost of sales	1,536,553	1,373,135
Gross profit	2,321,396	1,904,850
Operating expenses:
Product and technology development	506,992	405,933
Sales and marketing	618,890	444,948
General and administrative	1,344,493	1,325,126
Depreciation and amortization	242,999	181,645
Total operating expenses	2,713,374	2,357,652
Loss from operations	(391,978)	(452,802)

Change in fair value of derivative liability	3,100	—
Interest expense, net of interest income	(45,795)	(66,248)
Other income, net	17,930	51,592

Loss before provision for income taxes	(416,743)	(467,458)

Provision for income taxes	4,000	27,377
Net loss	$(420,743)	$(494,835)

Basic and diluted loss available to common stockholders per common share:	$—	$—

Weighted average shares outstanding - basic and diluted	180,270,913	150,218,437

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(420,743)	$(494,835)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation and amortization	242,999	181,645
Recovery of doubtful accounts receivable	(22,401)	(8,923)
Estimated fair value of stock options issued to employees for services rendered	82,413	69,508
Estimated fair value of warrants issued to consultants	23,194	25,484
Change in fair value of derivative liability	(3,100)	—
Amortization of debt discount and debt issuance costs	29,834	53,666
Changes in operating assets and liabilities, net of acquisitions and divestitures:
Accounts receivable	308,308	96,408
Inventories	6,990	2,670
Prepaid expenses and other current assets	67,790	7,369
Other assets	2,647	1,341
Accounts payable	65,281	20,010
Accrued expenses, other liabilities and interest	(119,037)	(203,466)
Deferred revenue	(200,723)	48,770
Net cash provided by (used in) operating activities	63,452	(200,353)
Cash Flows from Investing Activities:
Purchases of property and equipment	(29,088)	(60,954)
Cash acquired from sale of PFI	—	53,832
Net cash used in investing activities	(29,088)	(7,122)
Cash Flows from Financing Activities:
Proceeds from lines of credit, net of repayments	(60,067)	56,580
Cash paid for debt issuance costs	—	(65,000)
Payments on capital lease obligation	(4,932)	(4,646)
Principal payments on notes payable to related parties	(151,490)	—
Net cash used in financing activities	(216,489)	(13,066)
Net change in cash and cash equivalents	(182,125)	(220,541)

Cash and cash equivalents, beginning of period	567,447	749,911
Cash and cash equivalents, end of period	$385,322	$529,370
Supplemental disclosure of cash flow information - Cash paid during the year for:
Interest	$14,336	$22,352
Income taxes	$30,486	$47,400

continued…

	Three Months Ended March 31,
	2009	2008
Supplemental Schedule of Noncash Investing and Financing Activities:

Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$2,610	$—
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$6,200	$—
Estimated fair value of warrants issued as debt issuance costs	$—	$149,661
Reclassification of warrant from accrued liabilities to additional paid-in capital	$—	$50,000
Repayment of line of credit with issuance of related party debt (see Notes 6 and 11)	$430,000	$—

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2009 and 2008

1.	Management’s Representation

The accompanying unaudited condensed consolidated financial statements have been prepared by VillageEDOCS, Inc. (the “Company” or “VillageEDOCS”)) in accordance with accounting principles generally accepted in the United States of America for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K, as filed with the SEC.

2.	Background, Organization and Basis of Presentation

The Company was incorporated in 1995 in Delaware, reincorporated in California in 1997, and reincorporated in Delaware in September 2007. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally. On February 17, 2004, the Company acquired Tailored Business Systems, Inc. (“TBS”). TBS provides various programming, processing and printing services to governmental entities, including installing software, hardware, printing and mailing of property tax forms. On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company’s electronic document delivery business into a wholly owned subsidiary of the Company. In connection with the reorganization, the Company formed MessageVision, Inc. (“MVI”) on October 25, 2004. Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions (“PFI” or “Resolutions”), which it subsequently sold effective December 1, 2007. Effective May 1, 2006, the Company acquired GoSolutions, Inc. (“GSI”). GSI provides enhanced voice and data communications services including speech-driven messaging, unified communications, and audio conferencing applications. Effective August 1, 2008, the Company acquired Decision Management Company, Inc. dba Questys Solutions (“QSI” or “Questys”). QSI provides products and services for document and content management, automated data capture, electronic agenda management, and business process workflow. The unaudited condensed consolidated financial statements include the accounts of the Company and those of MVI, TBS, Resolutions, GSI, and QSI, its wholly owned subsidiaries, since October 25, 2004, February 17, 2004, April 1, 2005, May 1, 2006, and August 1, 2008, respectively. See Note 5 for additional information regarding the Company’s acquisition of QSI. All significant inter-company transactions and balances have been eliminated in consolidation.

3.	Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception, and has a working capital deficit ($2,673,570 at March 31, 2009). The Company’s losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns QSI, GSI, TBS and MVI.

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

The Company believes it will have adequate cash and available borrowing under its lines of credit to maintain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings. We do not expect to generate positive cash flows until at least the second half of 2009. Should anticipated cash flows decrease for any reason, management plans to obtain debt and equity financing from new and existing stockholders. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

These factors raise substantial doubt about the Company’s ability to continue as a going concern. The unaudited condensed consolidated financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the classification of liabilities that might result from the outcome of these uncertainties.

4.	Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company’s five reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2009, the Company operated in the following five reportable segments (see Note 10):

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

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. At March 31, 2009 and December 31, 2008, the Company has recorded an allowance for doubtful accounts of approximately $26,000 and $47,000, respectively.

For the three months ended March 31, 2009 and 2008, independent representatives of one enterprise accounted for approximately 19% and 29% of total revenues, respectively. For the three months ended March 31, 2009, independent representatives of another enterprise accounted for approximately 17% of total revenue.

No single customer accounted for more than 10% of accounts receivable at March 31, 2009 or December 31, 2008.

At March 31, 2009 and December 31, 2008, the Company had amounts on deposit with financial institutions in excess of the federally insured limits of $250,000, which approximated $25,000 and $44,000, respectively.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, inventories, recoverability of long-lived assets, valuation of derivative liabilities, stock options, warrants, and deferred taxes. Actual results could differ from those estimates.

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

The Company has adopted Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of fair value. Software license revenue generated by TBS and QSI allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of QSI’s electronic content management solutions, MVI’s internet-enabled fax services and web site, TBS’s government accounting software, and GSI’s communications services. Product and technology development costs are expensed as incurred.

Risks and Uncertainties

The Company operates in industries that are subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an expanding business, including the potential risk of business failure.

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, approximately 35,387,000 and 36,157,000 of potentially dilutive shares for the three months ended March 31, 2009 and 2008, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Stock-Based Compensation

At March 31, 2009, the Company had two stock-based compensation plans.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the consolidated financial statements based upon their fair values. The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123(R). Fair value is determined at the date of grant. In accordance with SFAS 123(R), the consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates. The estimated average forfeiture rate for the three months ended March 31, 2009 and 2008, of approximately 17% and 12%, respectively, was based on historical forfeiture experience and estimated future employee forfeitures.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended March 31, 2009 and 2008.

Description of Plans

The Company’s equity incentive plans provide for awards of common stock and grants of options to employees and directors of the Company to purchase the Company’s shares, as determined by management and the board of directors, at or above the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of March 31, 2009, the Company is authorized to issue up to 95,000,000 shares under these plans and has approximately 46,000,000 shares available for future issuances.

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

The fair value of options granted was estimated using the following weighted average assumptions:

	Three Months Ended March 31,
	2009	2008
Stock options:
Expected term (in years)	6.0	6.0
Expected volatility	182%	273%
Risk-free interest rate	1.85%	2.67%
Expected dividends	—	—

A summary of option activity as of March 31, 2009 and changes during the three months then ended, is presented below:

	March 31, 2009
		Weighted-Average
	Shares	Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2009	42,730,939	$0.16
Options granted	675,000	$0.03
Options forfeited	(3,225,000)	$0.13
Options exercised	—	$—
Options outstanding at March 31, 2009	40,180,939	$0.17	5.0	$—
Options vested or expected to vest at March 31, 2009	38,492,051	$0.17	4.9	$—
Options exercisable at March 31, 2009	25,320,939	$0.23	4.1	$—

The weighted average grant date fair value of options granted during the three months March 31, 2009 and 2008 was $0.03 and $0.04 per option, respectively. Upon the exercise of options, the Company issues new shares from its authorized shares.

As of March 31, 2009, there was approximately $541,000 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.9 weighted average years. The total fair value of vested options issued to employees and directors during the three months ended March 31, 2009 and 2008 was $82,413 and $69,508, respectively, net of estimated forfeitures.

The expense was recorded in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2009	2008
Cost of sales	$25,562	$—
General and administrative	48,434	69,508
Sales and marketing	4,458	—
Product and technology	3,959	—
	$82,413	$69,508

All issuances of the Company’s stock for non-cash consideration have been assigned a dollar amount equaling either the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of the Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services, and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

The Company performed an impairment test on goodwill as of December 31, 2008. Based on its analysis as of December 31, 2008 and review at March 31, 2009, the Company’s management believes there is no impairment of its goodwill. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of goodwill in the future.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5). Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future discounted cash flows associated with the asset are compared to the asset’s carrying amount to determine if an impairment charge is necessary. The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined. At March 31, 2009, management believes there is no impairment of its long-lived assets. There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of long-lived assets in the future.

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of March 31, 2009 and December 31, 2008, management of the Company determined that a warranty reserve was not necessary. In addition, the charges to expense during the three months ended March 31, 2009 and 2008 were insignificant.

Derivative Liability

Effective January 1, 2009, the Company adopted the provisions of EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 310,000 of issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $0.01, as amended, and expire in February 2018. As such, effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in 2008. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $2,610 to beginning retained earnings and $6,200 to a long-term warrant liability to recognize the fair value of such warrants on such date. During the three months ended March 31, 2009, the Company issued an additional 155,000 warrants valued at $1,550 using the Black-Scholes option pricing model and recorded as general and administrative expense on the accompanying unaudited condensed consolidated statements of operation and as a derivative liability on the accompanying unaudited condensed consolidated balance sheet. The fair value of the 465,000 common stock purchase warrants declined to $4,650 as of March 31, 2009. As such, the Company recognized a $3,100 gain from the change in fair value of these warrants for the three months ended March 31, 2009.

These common stock purchase warrants were initially issued in connection with a line of credit with a financial institution. The common stock purchase warrants were not issued with the intent of effectively hedging any future cash flow, fair value of any asset, liability or any net investment in a foreign operation. The warrants do not qualify for hedge accounting, and as such, all future changes in the fair value of these warrants will be recognized currently in earnings until such time as the warrants are exercised or expire. These common stock purchase warrants do not trade in an active securities market, and as such, the Company estimates the fair value of these warrants using the Black-Scholes option pricing model using the following weighted average assumptions:

	March 31, 2009	January 1, 2009
Annual dividend yield	—	—
Expected life (years)	9.54	9.70
Risk-free interest rate	2.71%	2.46%
Expected volatility	189%	190%

The expected life is based on the remaining term of the warrants. The risk-free interest rate is based on the U.S. Treasury rate that corresponds to the pricing term. Expected volatility is based primarily on historical volatility. Historical volatility was computed using daily pricing observations for recent periods that correspond to the expected term. The Company believes this method produces an estimate that is representative of expectations of future volatility over the expected term of these warrants. The Company currently has no reason to believe future volatility over the expected remaining life of these warrants is likely to differ materially from historical volatility.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which the Company adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable, accounts payable, accrued expenses, capital lease obligations, and debt instruments approximate their respective fair values due to the short-term nature of these instruments.

The fair value hierarchy distinguishes between assumptions based on market data (observable inputs) and an entity’s own assumptions (unobservable inputs). The hierarchy consists of three levels:

•	Level one — Quoted market prices in active markets for identical assets or liabilities;

•	Level two — Inputs other than level one inputs that are either directly or indirectly observable; and

•	Level three — Unobservable inputs developed using estimates and assumptions, which are developed by the reporting entity and reflect those assumptions that a market participant would use.

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

	Level 1	Level 2	Level 3	March 31, 2009

Fair value of warrants	—	$4,650	—	$4,650

Total	$—	$4,650	$—	$4,650

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2009.

New Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues. FSP No. 157-3 is effective immediately, and applies to the Company’s March 31, 2009 financial statements. The Company has concluded that the application of FSP No. 157-3 did not have a material impact on its consolidated financial position and results of operations as of and for the three months ended March 31, 2009.

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

Other recent accounting pronouncements issued by the FASB (including the EITF) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

5.	Acquisitions and Intangible Assets

Acquisition of Questys (“QSI”)

On August 4, 2008, the Company completed the purchase of 100% of the issued and outstanding capital stock of QSI, from its sole shareholder, Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants in Common (the “Pavlovics”, “Questys Shareholder”). The effective date of the acquisition is August 1, 2008.

The pro forma combined historical results, as if QSI had been acquired as of January 1, 2008, are estimated as follows:

Three Months Ended March 31, 2008
Net sales	$3,917,836
Net loss	$(688,630)
Weighted average common shares outstanding:
basic and diluted	174,770,913
Loss per share:
basic and diluted	$—

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

Other Intangible Assets

On May 12, 2006, the Company entered into a Patent License Agreement (the “License Agreement”) with Catch Curve, Inc. (“Catch Curve”). Pursuant to the License Agreement, Catch Curve granted the Company a worldwide, non-exclusive, non-divisible, fully paid-up license to use certain patented technology in connection with any facsimile products or services made or sold by the Company or its subsidiaries. The Company made aggregate license payments of $600,000 over the thirty-two month period that began on May 12, 2006 and ended December 31, 2008. The License Agreement stipulates that $350,000 of the total license fee was attributable to sales of products and services prior to the date of the License Agreement. The remainder of $250,000 is attributable to sales of products and services subsequent to the date of the License Agreement. Accordingly, on May 12, 2006, the Company recorded an intangible asset in the amount of $250,000. The intangible asset is being amortized over 58 months, the current remaining life of the patents covered by the License Agreement.

Other intangibles consist of the following as of March 31, 2009:

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Corporate:
License agreement	Five	$250,000	$(148,704)	$101,296

TBS:
Customer list	Ten	$500,000	$(256,250)	$243,750
Trade name	Five	50,000	(50,000)	—
		$550,000	$(306,250)	$243,750
QSI:
Customer relationships	Ten	$730,000	$(48,667)	$681,333
Technology	Five	390,000	(52,000)	338,000
Trade name	Five	210,000	(28,000)	182,000
Covenant not to compete	Two	70,000	(23,333)	46,667
		$1,400,000	$(152,000)	$1,248,000
GSI:
Customer relationships	Ten	$2,200,000	$(641,667)	$1,558,333
Technology	Five	490,000	(285,833)	204,167
Trade name	Ten	420,000	(122,500)	297,500
		$3,110,000	$(1,050,000)	$2,060,000

		$5,310,000	$(1,656,954)	$3,653,046

Amortization of other intangible assets was $173,682 and $117,931, respectively, during the three months ended March 31, 2009 and 2008. During the three months ended March 31, 2009, the Company did not acquire or dispose of any intangible assets.

Other intangible assets consist of the following as of December 31, 2008:

	Estimated Useful Life (Years)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Corporate:
License agreement	Five	$250,000	$(135,772)	$114,228

TBS:
Customer list	Ten	$500,000	$(243,750)	$256,250
Trade name	Five	50,000	(48,750)	1,250
		$550,000	$(292,500)	$257,500
QSI:
Customer relationships	Ten	$730,000	$(30,417)	$699,583
Technology	Five	390,000	(32,500)	357,500
Trade name	Five	210,000	(17,500)	192,500
Covenant not to compete	Two	70,000	(14,583)	55,417
		$1,400,000	$(95,000)	$1,305,000
GSI:
Customer relationships	Ten	$2,200,000	$(586,667)	$1,613,333
Technology	Five	490,000	(261,333)	228,667
Trade names and marks	Ten	420,000	(112,000)	308,000
		$3,110,000	$(960,000)	$2,150,000

		$5,310,000	$(1,483,272)	$3,826,728

6.	Debt

Bank Lines of Credit

On February 6, 2008, the Company and The Private Bank of The Peninsula (“Bank”) entered into an agreement for an asset based line of credit (the “Line”). On March 5, 2009, the Company received a fully executed agreement between it and the Bank to amend the agreement for the Line (the “Amendment”). The effective date of the Amendment is February 24, 2009. Pursuant to the Amendment, the Bank renewed the Line and modified the terms to include an interest rate that is floating and is calculated at Wall Street Journal prime plus five percent (5%) on the cash borrowed provided that the minimum rate will be eight and one half percent (8.5%) and minimum interest will be $7,000 per three month period. Interest on outstanding borrowings is payable monthly. In addition, the Company was required to pay an amendment fee of $10,000 and, upon each advance, a fee equal to one quarter of one percent (0.25%) of the advance, and is subject to covenants as to minimum quarterly income and cash flow. The Bank’s maximum commitment amount for the Line, as amended, is $1.0 million. Advances are generally limited to 80% of eligible domestic accounts receivable.

During 2008, the Company paid a facility fee of $15,000 to the Bank in connection with the Line and paid a finder’s fee in the amount of $50,000 to Dragonfly Capital Partners LLC (“Dragonfly”). In addition, the Company issued the Bank and Dragonfly warrants to purchase shares of its common stock (see Note 7). The Company recorded the finders’ fees and warrants as debt issuance costs in the accompanying condensed consolidated balance sheets at March 31, 2009 and December 31, 2008, and amortized $5,417 and $16,251, respectively, of the cash fees to interest expense during the three months ended March 31, 2009 and 2008. Effective January 1, 2009, the Company issued an additional 235,000 warrants to the Bank (see Note 7) and the Company reclassified the Bank’s warrants from additional paid-in capital to a derivative liability in connection with the adoption of EITF 07-5 and the reset features of the Bank’s warrant agreement.

Outstanding advances under the Line are secured by a first lien position on all of the Company’s accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on its inventory, intellectual property, and equipment. As of March 31, 2009, there were outstanding borrowings of $296,047 on the Line and the Company was in compliance with all loan covenants, except a minimum quarterly income covenant. The Bank has not imposed any penalties or limitations as a result of such non-compliance. Availability on the Line as of March 31, 2009 was approximately $58,000.

Effective September 30, 2006, VillageEDOCS obtained a $500,000 revolving line of credit (“RLOC”) with a financial institution. The RLOC was guaranteed by a stockholder of the Company. Interest on outstanding borrowings was payable monthly at an annual rate of interest equal to LIBOR plus 2% (2.56% at March 31, 2009). As of March 31, 2009, there were outstanding borrowings of $434,449 on the RLOC and the Company was in compliance with all loan covenants. On May 8, 2009, the Company retired the RLOC using the proceeds of a note payable financing provided by a related party (see Note 11). The terms of the note payable financing were deemed more favorable to the Company than the renewal terms offered by the financial institution.

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit (“TBS RLOC”) with a financial institution. The TBS RLOC is guaranteed by the assets of TBS. Interest on outstanding borrowings is payable monthly at a variable annual rate equal to the financial institution’s prime rate in effect (3.25% at March 31, 2009). As of March 31, 2009, the Company had not utilized the TBS RLOC and was in compliance with all loan covenants.

QSI has an unsecured line of credit agreement with a financial institution for borrowings up to the maximum of $100,000 with no maturity date (“QSI RLOC”). Borrowings bear interest at the prime rate, plus 2.775% (6.025% at March 31, 2009). QSI had borrowings totaling $100,000 at March 31, 2009 and had $0 available for future borrowings under the line of credit. Pursuant to the QSI acquisition agreements, the Company has agreed to repay all outstanding borrowings under the QSI RLOC on or before August 1, 2009.

Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic

Effective August 1, 2008 and in connection with the acquisition of Questys (see Note 5), the Company issued a secured promissory note to the Pavlovics (the “Pavlovic Note”) in the amount of $900,000. The Pavlovics are a related party as a result of the common stock issued to them by the Company in connection with the acquisition of Questys. The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011. Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011. The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Bank to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

In connection with the issuance of the Pavlovic Note, the Company recorded a debt discount of $126,871 as a result of imputed interest. The Company is amortizing the discount using the effective interest method through August 1, 2011. During the three months ended March 31, 2009, $10,573 of interest expense was recognized in connection with the amortization of debt discount related to this note.

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

In connection with the acquisition of the Pavlovic Shareholder Debt, the Company recorded a debt discount of $16,546 as a result of imputed interest. The Company is amortizing the discount using the effective interest method through August 1, 2011. During the three months ended March 31, 2009, $1,378 of interest expense was recognized in connection with the amortization of debt discount related to this debt.

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

On October 30, 2008, VillageEDOCS, Inc. and SLG entered into an Amendment to Secured Promissory Note (“Amendment”) to modify the maturity date, interest rate, and repayment terms of the SLG Note. As of October 31, 2008, the remaining principal balance of the SLG Note, as amended, was $250,000 and no interest was outstanding. Pursuant to the Amendment, the SLG Note matured on March 31, 2009 and bore interest from November 1, 2008 at a rate of twelve percent (12%) per annum. As of March 31, 2009, the the SLG Note was paid in full. The SLG Note was secured by the accounts receivable of GoSolutions, Inc., our wholly-owned subsidiary, as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the SLG Note were subordinate in certain respects to the rights of the Bank to the extent set forth in a Subordination Agreement entered into effective August 1, 2008.

C. Alan and Joan P. Williams

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum. During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of the Company’s common stock. The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2009; 2) acquisition of a controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000. Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share. As an incentive for Mr. and Mrs. Williams to provide the loan, the Company issued them a warrant to purchase 5,000,000 shares of the Company’s restricted common stock at $0.10 per share exercisable until February 17, 2009. Effective February 17, 2009, the Company and the Williams agreed to extend the expiration date of the warrant to February 16, 2012 in exchange for the Williams’ agreement to extend their guaranty of the RLOC through December 31, 2010. The extention of the warrants did not have a material effect on the condensed consolidated financial statements. In connection with the issuance of the note, the Company recorded a debt discount of $730,000, consisting of an embedded put option of $280,000 and the fair value of the warrant of $450,000, which were recorded as derivative liabilities upon note issuance and subsequently reclassified to additional paid-in capital.

During the three months ended March 31, 2009 and 2008, $1,625 of interest expense was recognized in connection with these notes.

At March 31, 2009, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $114,995 in unpaid interest. The interest rate in effect as of March 31, 2009 was ten percent (10%) per annum.

At December 31, 2008, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $113,370 in unpaid interest.

Interest Expense

Interest expense recognized on all lines of credit and notes payable was $45,795 and $23,977, respectively, during the three months ended March 31, 2009 and 2008.

Interest expense noted above included non-cash charges (related to amortization of debt discount and debt issuance costs) of $29,834 and $53,666, respectively, during the 2009 and 2008 quarters.

7.	Stockholders’ Equity

	a.	Common and Preferred Stock

The Company issued no shares of its common or preferred stock during the three months ended March 31, 2009 (see Note 11).

	b.	Stock Options

During the three months ended March 31, 2009, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows: 575,000 shares at $0.03 per share, and 100,000 shares at $0.01 per share. All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through March 2016. During the three months ended March 31, 2009, options to purchase 3,225,000 shares were forfeited due to their expiration.

	c.	Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

In December 2008, and in connection with a retainer agreement dated September 15, 2007 that was cancelled by the Company effective February 28, 2009, the Company issued a warrant to purchase 1,304,074 shares of its common stock at $0.023 per share (fair value on the measurement date) to a consultant in consideration for public relations services. The warrant vested immediately and is exercisable over a five year period from date of grant. The warrant was valued using the Black-Scholes option pricing model at $26,001, was recorded as prepaid consulting expense, and is being amortized to general and administrative expense in the Company’s statements of operations over the three month service period that began on December 1, 2008. During the three months ended March 31, 2009, the Company recorded $17,334 of consulting expense in connection with this warrant.

In consideration for the Line, (see Note 6) the Company issued the Bank an immediately exercisable warrant to purchase 75,000 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2018. The warrants were valued using the Black-Scholes option pricing model at $4,500 and were recorded as debt issuance cost in the accompanying condensed consolidated balance sheet at December 31, 2008. The Company is amortizing such cost over the one-year life of the related debt instrument. During the three months ended March 31, 2009, the Company recorded $375 of interest expense in the accompanying unaudited condensed consolidated statements of operations. Effective January 1, 2009, the Company reclassified the fair value of these warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in February 2008 and issued an additional 390,000 warrants to the Bank pursuant to the terms of the warrant agreement valued at $5,860 using the Black-Scholes option pricing model (see the heading “Derivative Liability” under Note 4).

As a finder’s fee for the Line (see Note 6), the Company issued Dragonfly an immediately exercisable warrant to purchase 2,419,355 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2013. The warrants were valued using the Black-Scholes option pricing model at $145,161 and were recorded as debt issuance cost in the accompanying unaudited condensed consolidated balance sheet at March 31, 2009. The Company amortized such cost over the one-year life of the related debt instrument. During the three months ended March 31, 2009 and 2008, the Company recorded $12,091 and $36,290, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations.

On February 8, 2008, the Company issued Agile Equity LLC an immediately exercisable warrant to purchase 653,214 shares of its common stock at $0.077 per share through February 8, 2009 in consideration for consulting services rendered. The warrant was valued at $50,484 based on the Black-Scholes option pricing model. During the three months ended March 31, 2009 and 2008, the Company expensed consulting fees of $0 and $484, respectively, in accordance with the timing of the services performed.

On October 1, 2007, and in connection with a retainer agreement dated September 15, 2007, the Company issued a warrant to purchase 2,000,000 shares of its common stock at $0.05 per share (fair value on the measurement date) to a consultant in consideration for public relations services. The warrants are exercisable over a five year period from date of grant. The warrants were valued using the Black-Scholes option pricing model, were valued at $100,000, and were recorded as general and administrative expense in the Company’s statements of operations over the twelve month vesting period that began on September 15, 2007. During the three months ended March 31, 2008, the Company recorded $25,000 of such expense in the accompanying unaudited condensed consolidated statements of operations.

8.	Commitments and Contingencies

Leases

The Company leases certain property and equipment under operating lease agreements (including three related party leases – see Note 9) which expire on various dates through 2015 and provide for monthly lease payments ranging from $108 to $15,164.

The Company also leases equipment under a related party capital lease agreement which expires in January 2010 and provides for a monthly lease payment of $1,746.

Rent expense for the three months ended March 31, 2009 and 2008 was $132,298 (including $59,578 of related party rent) and $117,981 (including $69,667 of related party rent), respectively.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of California, Florida, and Georgia. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship. In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities. In connection with the Company’s acquisition of TBS, the parties have agreed to indemnify each other from claims relating to the acquisition agreement to a maximum of $1,500,000 except in the event of fraud, willful misconduct, or breaches of certain representations and warranties contained in the agreement. In connection with the Company’s acquisition of both QSI and GSI, the parties have agreed to indemnify each other from claims relating to the acquisition agreement. The duration of these indemnities and guarantees varies and, in certain cases, is indefinite. The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying unaudited condensed consolidated balance sheets, respectively.

9.	Related Party Transactions

The Company has borrowed significantly from related parties, issued a significant number of options and warrants to related parties, and may in the future issued a significant number of shares of its common stock to related parties upon conversion of convertible promissory notes payable as described more fully in Notes 6 and 11.

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with accounting principles generally accepted in the United States of America:

	Three Months ended / As of March 31 2009	Three Months ended March 31 2008

Net revenue from external customers:

Electronic document delivery services	$669,417	$686,888
Government accounting solutions	1,056,500	1,162,941
Electronic content management	527,668	—
Integrated communications	1,604,364	1,428,156
Corporate	—	—
Total net revenue from external customers:	$3,857,949	$3,277,985

Income (loss) from operations:

Electronic document delivery services	$114,661	$53,031
Government accounting solutions	50,410	98,008
Electronic content management	(239,840)	—
Integrated communications	257,326	80,692
Corporate	(574,535)	(684,533)
Total loss from operations:	$(391,978)	$(452,802)

Depreciation and amortization:

Electronic document delivery services	$21,663	$19,204
Government accounting solutions	22,901	25,270
Electronic content management	67,016	—
Integrated communications	118,487	124,048
Corporate	12,932	13,123
Total depreciation and amortization:	$242,999	$181,645

Interest expense, net of interest income:

Electronic document delivery services	$3,177	$—
Government accounting solutions	4,730	591
Electronic content management	2,927	—
Integrated communications	—	(146)
Corporate	34,961	65,803
Total interest expense, net of interest income:	$45,795	$66,248

continued…

	Three Months ended / As of March 31 2009	Three Months ended March 31 2008
Net income (loss):

Electronic document delivery services	$106,944	$39,957
Government accounting solutions	48,025	97,417
Electronic content management	(232,603)	—
Integrated communications	255,859	100,148
Corporate	(598,968)	(732,357)
Total net loss:	$(420,743)	$(494,835)

Identifiable assets:

Electronic document delivery services	$535,410
Government accounting solutions	3,500,079
Electronic content management	2,494,029
Integrated communications	5,975,494
Corporate	191,824
Total identifiable assets:	$12,696,836

Capital expenditures:

Electronic document delivery services	$19,668	$17,279
Government accounting solutions	1,352	—
Electronic content management	3,674	—
Integrated communications	4,394	43,675
Corporate	—	—
Total capital expenditures:	$29,088	$60,954

11.	Subsequent Events

Related Party Note Payable

On May 6, 2009 the Company arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $430,000 (the “Williams 2009 Note”). The Williams 2009 Note bears a per annum interest rate equal to the most favorable rate paid by the Williams plus two percent (2%). The Company’s interest rate in effect through May 31, 2009 with respect to the Williams 2009 Note is 4.87%. Thereafter, the interest rate may be adjusted once per month. The term of the Williams 2009 Note is thirty-six (36) months, with monthly installments paid by the Company consisting of principal and interest on the first of each month, beginning on August 1, 2009. The Williams 2009 Note matures on August 1, 2012. Should the Company fail to make payments for a period of ninety (90) days, a default shall occur. Upon the default, the Company shall pay a penalty interest rate in the amount of the William’s rate plus six percent (6%) on the unpaid amounts until the default is cured.

Payment obligations under the Williams 2009 Note are subordinate in certain respects to the rights of the Bank.

The Company used the proceeds from the Williams 2009 Note, to retire a line of credit with a financial institution on May 8, 2009. The terms of the Williams 2009 Note were deemed more favorable to the Company than the renewal terms offered by the financial institution.

In accordance with SFAS No. 6, Classification of Short Term Obligations Expected to be Refinanced, the Company has reclassified its current and long-term related-party notes payable and lines of credit based on the subsequent issuance of the new related-party note payable and repayment of the line of credit.

Common Stock Issuance

On April 8, 2009 and pursuant to the terms of their respective employment agreements, the Company issued 6,879,200 shares of its restricted common stock to K. Mason Conner, who is the Company’s President and Chief Executive Officer and a Director, and 5,896,500 shares of its restricted common stock to H. Jay Hill, who is the Company’s Executive Vice President of Corporate Development and a Director. These shares were valued at $0.01 per share (the estimated fair value on the measurement date).

The offer and sale of our securities described above was made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTIFICATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. You are cautioned not to put undue reliance on any forward-looking statements. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act. For important additional and specific information regarding these statements, we strongly urge you to refer to the caption below entitled “CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS” and the caption entitled “CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS” which can be found in Item 6. Management’s Discussion and Analysis of Financial Condition and Results of Operation of the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009.

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

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated balance sheet as of March 31, 2009, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2009 and 2008, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2009 and 2008, and the related notes thereto as well as the audited consolidated financial statements of the Company for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.

In MD&A, we use “we,” “our,” “us,” “VillageEDOCS,” and “the Company” to refer to VillageEDOCS, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise. Amounts and percents in tables may not total due to rounding. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. The Company cautions readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results for the remainder of 2009 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2008 consolidated financial statements, we have suffered recurring losses from operations and have a working capital deficit that raises substantial doubt about our ability to continue as a going concern.

Our business and results of operations are affected by a wide variety of factors, as we discussed under the caption “Certain Factors That May Affect Future Results” in Item 6. Management’s Discussion and Analysis or Plan of Operations of our Annual Report on Form 10-K filed with the SEC on March 31, 2009 and elsewhere in this report, which could materially and adversely affect us and our actual results. As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

Effective August 1, 2008, we purchased Decision Management Company, Inc. d/b/a Questys Solutions (“Questys,” “QSI”). This acquisition has caused our results of operations for the first quarter of 2009 to vary significantly from those reported for the quarter of 2008. See Note 5 to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information regarding the acquisition.

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

Our Objective

A core component of our mission is to provide solutions that facilitate the movement of business information between business enterprises using a dynamic and diverse set of delivery methods and content formats. Our products and services have been designed to help enterprises meet various communications challenges, including the need to:

•	communicate with an ever-expanding number of trading partners, customers, and enterprises;

•	increase the control, management, speed, accuracy and security of the information delivered;

•	manage an increasing set of methods used to communicate (print/mail, email, web, fax, XML, and wireless);

•	cost-effectively implement a solution that will allow the enterprise to endure the slow acceptance of a common set of delivery methods;

•	meet the communications challenges with a service that is more robust than available commercial grade proprietary technologies; and

•	mitigate the negative impact of delivery methods on workflow, business process and security requirements.

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

Key Items in First Quarter of 2009

•	Consolidated net revenue for the three months ended March 31, 2009 increased by 18% over the 2008 quarter;

•	Gross margin improved to 60% compared to 58% in the 2008 quarter due to sales mix differences;

•	Operating expenses increased by 15% compared to the prior year period. However, consolidated operating expenses during the 2009 quarter were 70% of sales compared to 72% of sales in the 2008 quarter;

•	Operating expenses decreased at Corporate (-16%), MVI (-20%), and TBS (-8%);

•	Net income increased significantly at GSI to $255,859 compared to $100,148 for the 2008 quarter;

•	Net loss for the three months ended March 31, 2009 was $420,743, a 15% improvement from the $494,835 reported for the 2008 quarter; and

•	We retired approximately $261,000 in accrued expenses and notes payable debt, $208,500 of which existed as of December 31, 2008, and $52,900 of which was related to management restructuring in 2009.

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

Capital Formation

During 2009, we are actively seeking additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders. Although we believe we will generate adequate cash to sustain operations at current levels in conjunction with borrowings from our existing lines of credit, we will require additional funding should we wish to complete acquisitions or to accelerate revenue growth from existing lines of business. In addition, should we be required to repay certain of our debt instruments prior to maturity, we will require additional funding. We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to achieve or maintain profitable operations.

In spite of the impact of new laws, regulations, and accounting pronouncements that have significantly increased our cost of operating as a public company, we intend to contain general and administrative costs where possible. However, we expect to incur significant costs during the remainder of 2009 and in 2010 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including new infrastructure required to remediate certain material weaknesses we have identified in our internal controls over financial reporting. Should additional growth capital become available during the remainder of 2009, we intend to direct the capital toward increasing sales and marketing while holding down costs for non-essential general and administrative as well as product and technology expenses to the extent possible.

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

Weakness in the financial markets and the economy in general

Weakness in the financial markets and in the economy as a whole has adversely affected and may continue to adversely affect segments of our customers, which has resulted and may continue to result in decreased usage levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth. Certain segments of our customers - those whose business activity is tied to the health of the credit markets and the broader economy, such as banks, brokerage firms and those in the real estate industry - have been and may continue to be adversely affected by the current turmoil in the credit markets and weakness in the general economy. To the extent our customers’ businesses have been adversely affected by these economic factors, we have and may continue to experience a decrease in usage-based revenue and sales of our software products. In addition, continued weakness in the economy has adversely affected and may continue to adversely affect our customer retention rates and the number of our new customer acquisitions. These factors have adversely impacted, and may continue to adversely impact, our revenues and our ability to achieve cash flow growth during the remainder of 2009. However, we believe increased value to our shareholders can still be achieved through a combination of a focus on innovation to support productivity and disciplined expense control, while we continue to invest prudently in sales and marketing and product development to support long-term profitable growth.

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

Effective January 1, 2009, we adopted the provisions of EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, certain of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as more fully described in Note 4 to the accompanying unaudited condensed consolidated financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which the Company adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable, accounts payable, accrued expenses, capital lease obligations, and debt instruments approximate their respective fair values due to the short-term nature of these instruments.

There were no other significant changes in critical accounting policies or estimates from those at December 31, 2008.

RESULTS OF OPERATIONS

The following discussion of our performance is organized by reportable operating segments, which is consistent with the way we manage our business. Effective August 1, 2008, we completed the acquisition of QSI. Accordingly, we have included the results of operations of QSI from the date of acquisition.

Three Months Ended March 31, 2009 Compared to Three Months Ended March 31, 2008

Net Revenue from External Customers

Net revenue from external customers for the three months ended March 31, 2009 was $3,857,949, an 18% increase over net revenue for the prior year quarter of $3,277,985.

For the three months ended March 31, 2009, QSI, GSI, TBS, and MVI generated 14%, 42%, 27% and 17% of our net revenue, respectively. For the three months ended March 31, 2008, QSI, GSI, TBS, and MVI generated 0%, 44%, 35% and 21% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Variance Amount	Percent

Net revenue from external customers:

Electronic document delivery services (MVI)	$669,417	$686,888	$(17,471)	-3%
Government accounting solutions (TBS)	1,056,500	1,162,941	(106,441)	-9%
Electronic content management (QSI)	527,668	—	527,668	*
Integrated communications (GSI)	1,604,364	1,428,156	176,208	12%
Corporate	—	—	—	*
Total net revenue from external customers	$3,857,949	$3,277,985	$579,964	18%

* calculation is not meaningful

Revenue increased 12% at GSI due to increases in user subscription fees, which were partially offset by decreases in revenue from corporate clients.

Revenue decreased 9% at TBS due to decreases in revenue from printing, software, and hardware sales. These decreases were partially offset by increases in revenue from online services and support services.

Revenue decreased 3% at MVI due to a decrease in inbound revenue as a result of customer attrition and reduced usage volumes.

QSI contributed $527,668 in revenue during the three months ended March 31, 2009.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Variance Amount	Percent

Cost of sales:

Electronic document delivery services (MVI)	$287,054	$298,857	$(11,803)	-4%
Government accounting solutions (TBS)	722,735	755,713	(32,978)	-4%
Electronic content management (QSI)	240,830	—	240,830	*
Integrated communications (GSI)	285,934	318,565	(32,631)	-10%
Corporate	—	—	—
Total cost of sales:	$1,536,553	$1,373,135	$163,418	12%

* calculation is not meaningful

Total cost of sales represented 40% and 42% of net sales during the 2009 and 2008 quarters, respectively.

Cost of sales for MVI for the three months ended March 31, 2009 represented 43% of MVI’s net sales as compared with 44% in the 2008 quarter as a result of reduced telecommunications expenses.

Cost of sales for TBS for the three months ended March 31, 2009 represented 68% of TBS’ net sales as compared with 65% in the 2008 quarter. The increased costs at TBS were attributable to increased costs related to providing support services.

Cost of sales for GSI for the three months ended March 31, 2009 represented 18% of GSI’s net sales as compared with 22% in the 2008 quarter on lower carrier usage fees as offset by increased payphone usage charges.

Cost of sales for QSI for the three months ended March 31, 2009 represented 46% of QSI’s net sales.

Gross Profit

Gross profit for the three months ended March 31, 2009 increased 22% to $2,321,396 as compared to $1,904,850 for the 2008 quarter. The increase in the 2009 quarter of $416,546 resulted from an increase of $208,839 from GSI, which was offset by decreases of $5,668 and 73,763 from MVI and TBS, respectively, as well as the addition of $286,838 in gross profit from QSI. Gross profit margin for the 2009 and 2008 quarters was 60% and 58%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Variance Amount	Percent

Operating expenses

Electronic document delivery services (MVI)	$267,702	$335,000	$(67,298)	-20%
Government accounting solutions (TBS)	283,355	309,220	(25,865)	-8%
Electronic content management (QSI)	526,678	—	526,678	*
Integrated communications (GSI)	1,061,104	1,028,899	32,205	3%
Corporate	574,535	684,533	(109,998)	-16%
Total operating expenses:	$2,713,374	$2,357,652	$355,722	15%

* calculation is not meaningful

During the three months ended March 31, 2009, the operating expenses of Corporate decreased 16% as a result of decreased compensation, recruiting fees, insurance, travel, and legal expenses. These decreases were offset by increases in filing fees and accounting fees paid for non-audit services that for compliance reasons were not included in the services performed by our independent public accountants.

During the three months ended March 31, 2009, MVI’s operating expenses decreased 20% compared to the 2008 quarter. Product and technology development decreased $15,670 (-14%) as a result of reduced staffing. Sales and marketing decreased by $33,274 (-41%) as a result of reduced staff expenses and advertising. General and administrative decreased by $20,813 (-17%) due to decreased bad debt and recruiting fees. Depreciation and amortization expense increased $2,459 (+13%).

During the three months ended March 31, 2009, operating expenses at TBS decreased 8% compared to the 2008 quarter. Product and technology development increased $4,864 (+14%) due to staffing. Sales and marketing decreased by $39,267 (-42%) due to lower bonus expenses and advertising. General and administrative increased by $10,907 (+7%) on higher travel and utilities. Depreciation and amortization expenses decreased by $2,369 (-9%).

During the three months ended March 31, 2009, GSI’s operating expenses increased 3% compared to the 2008 quarter. Product and technology development decreased $53,681 (-21%) due to staff attrition. Sales and marketing increased $172,949 (+74%) due to increased travel, trade show, and compensation expense. General and administrative decreased by $81,502 (-20%) due to reduced bonus and rent expense. Depreciation and amortization expenses decreased by $5,561 (-4%).

During the three months ended March 31, 2009, QSI incurred $526,678 of operating expenses. Product and technology, sales and marketing, general and administrative, and depreciation expenses were $165,546, $92,843, $201,273, and $67,016, respectively.

On a consolidated basis, operating expenses in the 2009 quarter included $82,413 in compensation expense related to the vesting of stock options, compared to $69,508 in the 2008 quarter.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating loss for the three months ended March 31, 2009 of $391,978, compared to an operating loss of $452,802 for the three months ended March 31, 2008.

The following is a comparison of the components of consolidated income (loss) from operations:

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Variance Amount	Percent

Operating income (loss):

Electronic document delivery services (MVI)	$114,661	$53,031	$61,630	116%
Government accounting solutions (TBS)	50,410	98,008	(47,598)	-49%
Electronic content management (QSI)	(239,840)	—	(239,840)	*
Integrated communications (GSI)	257,326	80,692	176,634	219%
Corporate	(574,535)	(684,533)	109,998	16%
Total operating loss, net	$(391,978)	$(452,802)	$60,824	13%

* calculation is not meaningful

Each of MVI, GSI, and Corporate reported improvements in operating income (loss) compared to the prior year quarter, which were offset by reduced operating income from TBS.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2009 decreased by $20,453 to $45,795 from the $66,248 reported in the 2008 quarter. The most significant factor in the decrease was a reduction in the amortization of debt issue costs incurred in connection with our operating line of credit with a financial institution.

Other Income, net

Other income, net for the three months ended March 31, 2009 was $17,930 compared to other income, net of $51,592 reported in the 2008 quarter. In each of the quarters, we recorded other income and expense related to settlement of liabilities related to prior years.

Net Loss

As a result of the foregoing, net loss for the three months ended March 31, 2009 was $420,743, compared to a net loss of $494,835, for the three months ended March 31, 2008.

Basic and diluted loss per share for the three months ended March 31, 2009 and 2008 was $0.00 in each of the respective periods on weighted average shares of 180,270,913 and 152,770,913, respectively.

The following is a comparison of the components of consolidated net income (loss):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008	Variance Amount	Percent

Net income (loss):

Electronic document delivery services (MVI)	$106,944	$39,957	$66,987	168%
Government accounting solutions (TBS)	48,025	97,417	(49,392)	-51%
Electronic content management (QSI)	(232,603)	—	(232,603)	*
Integrated communications (GSI)	255,859	100,148	155,711	155%
Corporate	(598,968)	(732,357)	133,389	18%
Total net loss	$(420,743)	$(494,835)	$74,092	15%

* calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2009, our net cash position decreased by $182,125 to $385,322. Although our operating activities provided net cash of $63,452, our financing and investing activities used net cash of $216,489 and $29,088, respectively.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Our sources of capital include cash flow from operations, available credit facilities, and the issuance of debt and equity securities. During the first quarter of 2009, we relied heavily on our operating lines of credit to fund the negative cash flows we experienced due to the retirement of debt. We expect to experience negative cash flows during at least the second quarter of 2009, and we expect to make use of available borrowing capability under our operating lines of credit to offset such negative cash flows.

During the first quarter of 2009, we used cash flows generated by our operations to retire approximately $261,000 in accrued expenses and notes payable debt, $208,500 of which existed as of December 31, 2008, and $52,500 of which was related to management restructuring during 2009. During 2009, we expect to use available cash to continue to reduce accrued expenses and notes payable debt that existed as of December 31, 2008.

On February 6, 2008, we entered into an agreement with The Private Bank of The Peninsula (“Bank”) for an asset based line of credit (the “Line”). On March 5, 2009, we a fully executed agreement from The Private Bank of The Peninsula (“Bank”) to amend the agreement for the Line (the “Amendment”). The effective date of the Amendment is February 24, 2009. Pursuant to the Amendment, the Bank renewed the Line and modified the terms to include an interest rate that is floating and is calculated at Wall Street Journal prime plus five percent (5%) on the cash borrowed provided that the minimum rate will be eight and one half percent (8.5%) and minimum interest will be $7,000 per three month period. Interest on outstanding borrowings is payable monthly. In addition, we were required to pay an amendment fee of $10,000 and, upon each advance, a fee equal to one quarter of one percent (0.25%) of the advance, and is subject to covenants as to minimum quarterly income and cash flow. The Bank’s maximum commitment amount for the Line, as amended, is $1.0 million. Advances are generally limited to 80% of our eligible domestic accounts receivable.

Outstanding advances under the Line are secured by a first lien position on all of our accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on its inventory, intellectual property, and equipment. As of March 31, 2009, there were outstanding borrowings of $296,047 on the Line and we were in compliance with all loan covenants, except a minimum quarterly income covenant. The Bank has not imposed any penalties or limitations as a result of such non-compliance. Availability on the Line as of March 31, 2009 was approximately $58,000.

Effective September 30, 2006, we obtained a $500,000 revolving line of credit (“RLOC”) with a financial institution. The RLOC was guaranteed by one of our stockholders. Interest on outstanding borrowings was payable monthly at an annual rate of interest equal to LIBOR plus 2%. As of March 31, 2009, there were outstanding borrowings of $434,449 on the RLOC and were in compliance with all loan covenants. On May 8, 2009, we retired the RLOC using the proceeds of a note payable financing provided by a related party on May 6, 2009 (see below). The terms of the note payable financing were deemed more favorable to us than the renewal terms offered by the financial institution.

On May 6, 2009 we arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $430,000 (the “Williams 2009 Note”). The Williams 2009 Note bears a per annum interest rate equal to the most favorable rate paid by the Williams plus two percent (2%). Our interest rate in effect through May 31, 2009 with respect to the Williams 2009 Note is 4.87%. Thereafter, the interest rate may be adjusted once per month. The term of the Williams 2009 Note is thirty-six (36) months, with monthly installments paid by us consisting of principal and interest on the first of each month, beginning on August 1, 2009. The Williams 2009 Note matures on August 1, 2012. Should we fail to make payments for a period of ninety (90) days, a default shall occur. Upon the default, we shall pay a penalty interest rate in the amount of the William’s rate plus six percent (6%) on the unpaid amounts until the default is cured.

Payment obligations under the Williams 2009 Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula.

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit (“TBS RLOC”) with a financial institution. The TBS RLOC is guaranteed by the assets of TBS. Interest on outstanding borrowings is payable monthly at a variable annual rate equal to the financial institution’s prime rate in effect. As of the date of this report, we had not utilized the TBS RLOC and were in compliance with all loan covenants.

QSI has an unsecured line of credit agreement with a financial institution for borrowings up to the maximum of $100,000 with no maturity date (“QSI RLOC”). Borrowings bear interest at the prime rate, plus 2.775%. QSI had borrowings totaling $100,000 at March 31, 2009 and had $0 available for future borrowings under the line of credit. Pursuant to the QSI acquisition agreements, we have agreed to repay all outstanding borrowings under the QSI RLOC on or before August 1, 2009.

Effective August 1, 2008 and in connection with the acquisition of Questys, we issued a secured promissory note to the Pavlovics (the “Pavlovic Note”) in the amount of $900,000. The Pavlovics are a related party as a result of the common stock issued to them by us in connection with the acquisition of Questys. The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011. Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011. The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

Prior to August 1, 2008 (effective date of acquisition of Questys), the Pavlovics made aggregate advances to Questys in the amount of $115,000, which were assumed in the acquisition (the “Pavlovic Shareholder Debt”). The Pavlovic Shareholder Debt is non-interest bearing and we and the Pavlovics have agreed to the repayment of the outstanding balance as follows: (i) $35,000 on or before August 1, 2009, (ii) $40,000 on or before August 1, 2010, and (iii) $40,000 on or before the August 1, 2011.

We funded the requirement for the initial $300,000 payment for the purchase of QSI from the proceeds of a $300,000 related party secured promissory note offering subscribed to by The Silver Lake Group, LLC (“SLG”) on August 4, 2008 (the “SLG Note”). SLG is owned by Ricardo A. Salas. Mr. Salas is one of our Directors. The SLG Note was originally due on October 31, 2008 and bore interest at a rate of nine percent (9%) per annum through October 31, 2008.

On October 30, 2008, VillageEDOCS, Inc. and SLG entered into an Amendment to Secured Promissory Note (“Amendment”) to modify the maturity date, interest rate, and repayment terms of the SLG Note. Pursuant to the Amendment, the SLG Note matured on March 31, 2009 and bore interest from November 1, 2008 at a rate of twelve percent (12%) per annum. As of March 31, 2009, the SLG Note was paid in full. The SLG Note was secured by the accounts receivable of GoSolutions, Inc., our wholly-owned subsidiary, as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the SLG Note were subordinate in certain respects to the rights of the Bank to the extent set forth in a Subordination Agreement to be entered into as of August 1, 2008.

On February 17, 2004, we borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum. During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of our common stock. The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2009; 2) acquisition of a controlling interest in us by a third party; or 3) we achieve equity financing of a minimum of $3,000,000. Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share. As an incentive for Mr. and Mrs. Williams to provide the loan, we issued them a warrant to purchase 5,000,000 shares of our restricted common stock at $0.10 per share exercisable until February 17, 2012, as amended. At March 31, 2009, the amount owed by us to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $114,995 in unpaid interest.

Our inability to repay outstanding borrowings when due would have a material adverse effect on us.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of QSI, TBS and GSI. In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows. However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment. Accordingly, we anticipate negative cash flows during at least the first two quarters of 2009 and at least until QSI, MVI, TBS, and GSI consistently generate net cash flows sufficient to offset the projected expense to operate the holding company and to service our debt obligations.

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

We believe that sustainable profitability is achievable; however, we have a history of losses. While GSI, MVI, and TBS each reported net income for the first quarter of 2009, this income was not sufficient to offset the net loss of QSI, interest expense and corporate overhead. If we are not successful in sustaining and increasing operating profits from our four operating segments, or in reducing expenses of the holding company as a percentage of revenue, we may not achieve profitability on a consolidated basis.

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

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as “may”, “will”, “expect”, “intend”, “anticipate”, “believe”, “expect”, “plan”, “seek”, “estimate”, “project”, “could”, and “continue” or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other “forward-looking” information. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company’s current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company’s control, including, without limitation, the risks described in Item 1A of the Company’s Annual Report on Form 10-K filed with the Commission on March 31, 2009. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements. Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-K, 10-KSB, 10-Q, 10-QSB, 8-K, and other SEC filings. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues. FSP No. 157-3 is effective immediately, and applies to the Company’s March 31, 2009 financial statements. The Company has concluded that the application of FSP No. 157-3 did not have a material impact on its consolidated financial position and results of operations as of and for the periods ended March 31, 2009.

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

ITEM 4 – CONTROLS AND PROCEDURES

(a) As of March 31, 2009, an evaluation was carried out under the supervision and with the participation of the Company’s management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of March 31, 2009. Accordingly, although we continue to make progess in executing our plan to remediate significant deficiencies, we concluded that our disclosure controls and procedures were not effective as of March 31, 2009. For more information regarding the material weaknesses identified and our remediation plans, we encourage you to read Item 9A Controls and Procedures included in the Annual Report on Form 10-K that we filed with the SEC on March 31, 2009.

(b) Changes in internal control over financial reporting: There were no changes in the Company’s internal control over financial reporting that occurred during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Effective January 1, 2009, we issued an immediately exercisable warrant to purchase 390,000 shares of our common stock at an exercise price of $0.01 per share to our senior lender, the Private Bank of the Peninsula.

During the three months ended March 31, 2009, the Company granted to its employees options to purchase shares of its common stock under the 2002 Plan as follows: 575,000 shares at $0.03 per share, and 100,000 shares at $0.01 per share.

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

4.28

Form of Convertible Secured Promissory Note by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.19 to the Company’s Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.29

Convertible Secured Promissory Note dated February 16, 2004 by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.20 to the Company’s Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.30

Notice of conversion by Barron Partners LP dated October 21, 2005. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference. **

4.31

Notice of conversion by Barron Partners LP dated March 8, 2006. Previously filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference. **

4.32

Registration Rights Agreement dated as of April 28, 2006 by and among VillageEDOCS and the principal stockholders of GoSolutions, Inc. Previously filed as Exhibit 99.5 to the Company’s Current Report on Form 8-K filed on May 4, 2006. **

4.33

Principal VEDO Stockholders Voting Agreement dated as of April 28, 2006 by and among Barron Partners, LP, C. Alan Williams, Joan P. Williams and GoSolutions, Inc. Previously filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on May 4, 2006. **

4.34

Indemnity/Contribution Agreement effective April 30, 2006, by and among VillageEDOCS, GoSolutions Equity, LLC (the “LLC”), and the principals of the LLC identified on the signature page thereto. Previously filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on May 4, 2006. **

4.35

Settlement and Release Agreement dated as of April 28, 2006 by and among VillageEDOCS, GoSolutions, Inc., The Zant Group Trust and Louis J. Zant. Previously filed as Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on May 4, 2006. **

4.36

Second Extension Agreement dated as of April 28, 2006 by and between The Zant Group Trust and GoSolutions, Inc. Previously filed as Exhibit 99.9 to the Company’s Current Report on Form 8-K filed on May 4, 2006. **

4.37

Settlement and Release Agreement dated as of June 30, 2006, by and among VillageEDOCS, GoSolutions, Inc., Bruce H. Bennett and Sandra G. Bennett. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2006. **

4.38

Warrant Exchange Agreement dated as of November 20, 2006 by and between the Company and Barron Partners, LP. Previously filed as Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K/A filed on November 22, 2006.**

4.39

Promissory Note of VillageEDOCS, Inc. dated August 1, 2008 for $900,000 held by Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common. Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.40

Security Agreement dated as of August 1, 2008, by and among VillageEDOCS, Inc, Decision Management Company, Inc. d/b/a Questys Solutions, Inc. and Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common. Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.41

Subordination Agreement dated as of August 1, 2008 by and between The Private Bank of the Peninsula and Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common. Previously filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.42

Form of Promissory Note of VillageEDOCS, Inc. dated August 1, 2008 for $300,000 held by The Silver Lake Group, LLC. Previously filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.43

Form of Security Agreement dated as of August 1, 2008, by and among VillageEDOCS, Inc, GoSolutions, Inc., and The Silver Lake Group LLC. Previously filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.44

Form of Subordination Agreement dated as of August 1, 2008 by and between The Private Bank of the Peninsula and The Silver Lake Group LLC. Previously filed as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.45

Amendment to Secured Promissory Note dated October 31, 2008 by and between VillageEDOCS, Inc. and The Silver Lake Group, LLC. Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 31, 2008.**

4.46

Form of Loan and Security Agreement dated February 6, 2008 by and between The Private Bank of the Peninsula and each of the Registrant, MessageVision, Inc., and Tailored Business Systems, Inc. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2008. **

4.47

First Amendment to Loan and Security Agreement dated as of February 24, 2009 by and between The Private Bank of the Peninsula and the Registrant. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2009. **

4.48

Promissory Note by and between the Registrant and C. Alan Williams and Joan P. Williams dated May 6, 2009. Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 11, 2009.**

10.1

General Release and Noncompetition Agreement dated February 17, 2004 by Stephen A. Garner in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.2

General Release and Noncompetition Agreement dated February 17, 2004 by James L. Campbell in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.3

Lease Agreement dated February 17, 2004 by and between Perimeter Center Partners and Tailored Business Systems, Inc. previously filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.4

Release of Claims Agreement dated as of April 1, 2005 by Alexander Riess in favor of Phoenix Forms, Inc. Previously filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on April 19, 2005. **

10.5

Release of Claims Agreement dated as of April 1, 2005 by William R. Falcon in favor of Phoenix Forms, Inc. Previously filed as Exhibit 10.4 to the Company’s Current Report on Form 8-K filed on April 19, 2005. **

10.6

Executive Employment Agreement, dates as of March 1, 2006, by and between the Company and Jerry T. Kendall. Previously files as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 1, 2006. **

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

10.14

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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company’s Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference. **

21.1	Subsidiaries of the Registrant.*

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 15, 2009 by K. Mason Conner, Chief Executive Officer.*

31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated March 15, 2009 by Michael A. Richard, Chief Financial Officer.*

32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 15, 2009 by K. Mason Conner, Chief Executive Officer.***

32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated March 15, 2009 by Michael A. Richard, Chief Financial Officer.***

*	Filed herewith

**	Previously filed

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: May 15, 2009	By:	/s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer, President, and Director

Dated: May 15, 2009	By:	/s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)