Form 10-Q
period 2009-06-30
VILLAGEEDOCS INC
filed 2009-08-14
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

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

There were 193,046,613 shares of the Registrant’s common stock outstanding as of July 31, 2009

VillageEDOCS
Index

i

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Balance Sheets

	June 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$324,763	$567,447
Accounts receivable, net of allowance for doubtful accounts of approximately $41,000 and $47,000, respectively	1,068,196	1,093,606
Inventories	42,776	41,031
Prepaid expenses and other current assets	143,868	282,397
Debt issuance costs, net	-	17,883
Total current assets	1,579,603	2,002,364

Property and equipment, net	327,136	388,788
Other assets	26,164	28,811
Goodwill	7,244,732	7,244,732
Other intangibles, net	3,480,616	3,826,728
	$12,658,251	$13,491,423

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$439,269	$514,086
Current portion of accrued expenses and other liabilities	1,647,809	1,736,419
Deferred revenue	729,376	1,026,184
Current portion of capital lease obligation	11,978	20,180
Lines of credit	474,213	890,563
Current portion of notes payable and accrued interest payable to related parties net of unamortized debt discount of $47,808 and $47,808, respectively	415,193	438,682
Convertible note and accrued interest payable to related party	181,620	178,370
Total current liabilities	3,899,458	4,804,484

Accrued expenses and other liabilities, net of current portion	-	81,318
Capital lease obligation, net of current portion	-	1,737
Notes payable to related parties, net of current portion and unamortized debt discount of $47,802 and $75,690, respectively	937,396	604,310
Derivative liability	4,650	-
Total liabilities	4,841,504	5,491,849

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized — 48,000,000 shares
Issued and outstanding — 33,500,000 shares	33,500	33,500
(liquidation preference of $1,675,000)
Common stock, par value $0.0001 per share:
Authorized — 500,000,000 shares
Issued and outstanding — 193,046,613 and 180,270,913 shares, respectively	19,305	18,027
Additional paid-in capital	33,884,801	33,618,742
Accumulated deficit	(26,120,859)	(25,670,695)
Total stockholders' equity	7,816,747	7,999,574
	$12,658,251	$13,491,423

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net sales	$4,075,893	$3,414,808	$7,933,842	$6,692,793
Cost of sales	1,491,527	1,409,902	3,028,080	2,783,037
Gross profit	2,584,366	2,004,906	4,905,762	3,909,756
Operating expenses:
Product and technology development	524,873	365,450	1,031,865	771,383
Sales and marketing	642,465	496,757	1,261,355	941,705
General and administrative	1,152,051	1,064,849	2,496,544	2,389,975
Depreciation and amortization	230,836	184,130	473,835	365,775
Total operating expenses	2,550,225	2,111,186	5,263,599	4,468,838
Income (loss) from operations	34,141	(106,280)	(357,837)	(559,082)

Change in fair value of derivative liability	-	-	3,100	-
Interest expense, net of interest income	(40,071)	(46,575)	(85,866)	(112,823)
Other income (expense), net	(7,273)	1,811	10,657	53,403
Loss before provision for income taxes	(13,203)	(151,044)	(429,946)	(618,502)

Provision for income taxes	(18,828)	(5,621)	(22,828)	(32,998)
Net loss	$(32,031)	$(156,665)	$(452,774)	$(651,500)

Basic and diluted loss available to common shareholders per common share:	$-	$-	$-	$-

Weighted average shares outstanding -basic and diluted	192,063,867	152,770,913	186,129,383	152,770,913

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Six Months Ended June 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(452,774)	$(651,500)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	473,835	365,775
Recovery of doubtful accounts receivable	(7,047)	(3,613)
Estimated fair value of stock options issued to employees for services rendered	144,080	122,412
Estimated fair value of warrants issued to consultants	23,194	50,485
Change in fair value of derivative liability	(3,100)	-
Common stock issued to employees for services	29,651	-
Amortization of debt discount and debt issuance costs	45,771	89,444
Changes in operating assets and liabilities:
Accounts receivable	32,457	80,729
Inventories	(1,745)	4,504
Prepaid expenses and other current assets	92,428	(43,291)
Other assets	2,647	-
Accounts payable	(74,817)	(68,165)
Accrued expenses, other liabilities and interest	(65,373)	(242,971)
Deferred revenue	(296,808)	23,769
Net cash used in operating activities	(57,601)	(272,422)
Cash Flows from Investing Activities:
Purchases of property and equipment	(37,304)	(73,836)
Cash acquired from sale of PFI	-	53,832
Net cash used in investing activities	(37,304)	(20,004)
Cash Flows from Financing Activities:
Proceeds from lines of credit, net of repayments	(416,350)	95,248
Proceeds from note payable to related parties	430,000	-
Cash paid for debt issuance costs	-	(65,000)
Payments on capital lease obligation	(9,939)	(9,362)
Principal payments on notes payable to related parties	(151,490)	-
Net cash (used in) provided by financing activities	(147,779)	20,886
Net change in cash and cash equivalents	(242,684)	(271,540)

Cash and cash equivalents, beginning of period	567,447	749,911
Cash and cash equivalents, end of period	$324,763	$478,371
Supplemental disclosure of cash flow information -Cash paid during the period for:
Interest	$33,646	$34,913
Income taxes	$49,314	$47,400

continued…

	Six Months Ended June 30,
	2009	2008
Supplemental Schedule of Noncash Investing and Financing Activities:

Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$2,610	$-
Cumulative effect of accounting change to additional paid in capital for derivative liabilities	$6,200	$-
Estimated fair value of warrants issued as debt issuance costs	$-	$149,661
Reclassification of warrant from accrued liabilities to additional paid-in capital	$-	$50,000
Reclassification of common stock issued to employees for services from accrued liabilities to additional paid-in capital	$98,106	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
June 30, 2009 and 2008

1.	Management’s Representation

The accompanying unaudited condensed consolidated financial statements have been prepared by VillageEDOCS, Inc. (the “Company” or “VillageEDOCS”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”).  Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation.  In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included.  These financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2008, contained in the Company’s Annual Report on Form 10-K, as filed with the SEC.

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

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception, and has a working capital deficit ($2,319,855 at June 30, 2009).  The Company’s losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns QSI, GSI, TBS and MVI.

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

The Company believes it will have adequate cash and available borrowing under its lines of credit to maintain operations until it achieves sustained profitability.  However, until the Company has a history of maintaining revenue levels sufficient to support its operations and improve its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings.  The Company does not expect to generate positive operating cash flows until at least the first quarter of 2010. Should anticipated cash flows decrease for any reason, management plans to obtain debt and equity financing from new and existing stockholders.    There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

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

4.	Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company has adopted Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information.  SFAS No. 131 requires the Company to report information about segments of its business in annual financial statements and requires it to report selected segment information in its quarterly reports issued to stockholders. SFAS No. 131 also requires entity-wide disclosures about the products and services that an entity provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's five reportable segments are managed separately based on fundamental differences in their operations. At June 30, 2009, the Company operated in the following five reportable segments (see Note 10):

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

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At June 30, 2009 and December 31, 2008, the Company has recorded an allowance for doubtful accounts of approximately $41,000 and $47,000, respectively.

For the three months ended June 30, 2009 and 2008, independent representatives of one enterprise accounted for approximately 17% and 27% of total revenues, respectively.  For the three months ended June 30, 2009, independent representatives of another enterprise accounted for approximately 17% of total revenue.

For the six months ended June 30, 2009 and 2008, independent representatives of one enterprise accounted for approximately 18% and 28% of total revenues, respectively.  For the six months ended June 30, 2009, independent representatives of another enterprise accounted for approximately 17% of total revenue.

No single customer accounted for more than 10% of accounts receivable at June 30, 2009 or December 31, 2008.

At June 30, 2009 and December 31, 2008, the Company had amounts on deposit with financial institutions in excess of the federally insured limits of $250,000, which approximated $0 and $44,000, respectively.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, valuation of inventories, recoverability of long-lived assets, and valuation of derivative liabilities, stock options, warrants, and deferred taxes.  Actual results could differ from those estimates.

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

The Company has adopted Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as well as SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition with Respect to Certain Transactions  The SOPs generally require revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of fair value. Software license revenue generated by TBS and QSI, allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of QSI’s electronic content management solutions, MVI's internet-enabled fax services and web site, TBS's government accounting software, and GSI's communications services.  Product and technology development costs are expensed as incurred.

Risks and Uncertainties

The Company operates in industries that are subject to intense competition, government regulation and rapid technological change.  The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an expanding business, including the potential risk of business failure.

Loss per Share

Basic loss per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted loss per share is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  Approximately 35,242,000 and 36,179,000 of potentially dilutive shares as of June 30, 2009 and 2008, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Stock-Based Compensation

At June 30, 2009, the Company had two stock-based compensation plans.

Effective January 1, 2006, the Company adopted SFAS No. 123(R), Share-Based Payment, (“SFAS 123(R)”). SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options and restricted stock grants, to be recognized in the consolidated financial statements based upon their fair values.  The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards under SFAS 123(R).  Fair value is determined at the date of grant.  In accordance with SFAS 123(R), the consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.  The estimated average forfeiture rate for the six months ended June 30, 2009 and 2008, of approximately 15% and 17%, respectively, was based on historical forfeiture experience and estimated future employee forfeitures.

SFAS 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the six months ended June 30, 2009 and 2008.

Description of Plans

The Company’s equity incentive plans provide for awards of common stock and grants of options to employees and directors of the Company to purchase the Company’s shares, as determined by management and the board of directors, at or above the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of June 30, 2009, the Company is authorized to issue up to 95,000,000 shares under these plans and has approximately 48,000,000 shares available for future issuances.

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

The fair value of options granted was estimated using the following weighted average assumptions:

	Six Months Ended
	June 30,
	2009	2008
Stock options:
Expected term (in years)	5.9	6.0
Expected volatility	183%	272%
Risk-free interest rate	2.04%	3.48%
Expected dividends	-	-

A summary of option activity as of June 30, 2009 and changes during the six months then ended, is presented below:

	June 30, 2009
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2009	42,730,939	$0.16
Options granted	2,000,000	$0.02
Options forfeited/cancelled	(3,345,000)	$0.13
Options expired	(100,000)	$0.25
Options exercised	-	$-
Options outstanding at June 30, 2009	41,285,939	$0.16	4.8	$-
Options vested or expected to vest at June 30, 2009	39,363,733	$0.17	4.7	$-
Options exercisable at June 30, 2009	26,011,439	$0.22	3.9	$-

The weighted average grant date fair value of options granted during the six months ended June 30, 2009 and 2008 was $0.01 and $0.04 per option, respectively.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of June 30, 2009, there was approximately $493,000 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.9 weighted average years.  The total fair value of vested options issued to employees and directors during the three months ended June 30, 2009 and 2008 was $61,667 and $52,904, respectively, net of estimated forfeitures. The total fair value of vested options issued to employees and directors during the six months ended June 30, 2009 and 2008 was $144,080 and $122,412, respectively, net of estimated forfeitures.

The expense was recorded in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of sales	$11,459	$-	$37,021	$-
General and administrative	39,945	52,904	88,379	122,412
Sales and marketing	3,535	-	7,993	-
Product and technology development	6,728	-	10,687	-
	$61,667	$52,904	$144,080	$122,412

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

All issuances of the Company's stock to non-employees as non-cash consideration are valued at the market value of the shares issued or the value of consideration received whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and has been valued at the market value of the shares issued.

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

The Company performed an impairment test on goodwill as of December 31, 2008.  Based on its analysis as of December 31, 2008 and review at June 30, 2009, the Company’s management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of goodwill in the future.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5).  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At June 30, 2009, management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of June 30, 2009 and December 31, 2008, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the three and six months ended June 30, 2009 and 2008 were insignificant.

Derivative Liability

Effective January 1, 2009, the Company adopted the provisions of EITF No. 07-5, Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock (“EITF 07-5”). EITF 07-5 applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, as defined by SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting EITF 07-5, 310,000 of issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $0.01, as amended, and expire in February 2018. As such, effective January 1, 2009 the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in 2008. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $2,610 to beginning retained earnings and $6,200 to a long-term warrant liability to recognize the fair value of such warrants on such date. During the six months ended June 30, 2009, the Company issued an additional 155,000 warrants valued at $1,550 using the Black-Scholes option pricing model and recorded as general and administrative expense on the accompanying unaudited condensed consolidated statements of operations and as a derivative liability on the accompanying unaudited condensed consolidated balance sheets.  The fair value of the 465,000 common stock purchase warrants declined to $4,650 as of June 30, 2009. As such, the Company recognized a $3,100 gain from the change in fair value of these warrants for the six months ended June 30, 2009.

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

	June 30,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	8.61	9.70
Risk-free interest rate	3.36%	2.46%
Expected volatility	184%	190%

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

Fair Value Measurement

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. SFAS 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of SFAS 157 by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of SFAS 157, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which the Company adopted on January 1, 2009. The adoption of SFAS 157 did not have a material effect on our financial position or results of operations. The carrying values of cash, accounts receivable, accounts payable, accrued expenses, capital lease obligations, and debt instruments approximate their respective fair values due to the short-term nature of these instruments.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

				June 30,
	Level 1	Level 2	Level 3	2009
Fair value of warrants	—	$—	4,650	$4,650
Total	$—	$—	$4,650	$4,650

The following table provides a reconciliation of the beginning and ending balances for the Company’s assets measured at fair value using Level 3 inputs:

Balance at December 31, 2008	$—
Cumulative effect of EITF 07-5	6,200
Issuance of warrants	1,550
Change in fair value	(3,100)
Balance at June 30, 2009	$4,650

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the six months ended June 30, 2009.

New Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles. SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under GAAP. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. SFAS No. 168 is effective for periods ending after September 15, 2009. The Company does not expect SFAS No. 168 to have a material effect on its consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “ABP 28-1”, respectively), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, which for the Company is the second quarter of fiscal 2009.  The Company has concluded that the application of FSP FAS 107-1 and APB 28-1 did not have a material impact on its consolidated financial position and results of operations as of and for the period ended June 30, 2009.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009.  The Company has concluded that the application of FSP SFAS 157-4 did not have a material impact on its consolidated financial position and results of operations as of and for the period ended June 30, 2009.

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”).  FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues.  FSP No. 157-3 is effective immediately, and applies to the Company’s June 30, 2009 financial statements.  The Company has concluded that the application of FSP No. 157-3 did not have a material impact on its consolidated financial position and results of operations as of and for the period ended June 30, 2009.

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

The pro forma combined historical results, as if QSI had been acquired as of January 1, 2008, are estimated as follows:

	Three Months	Six Months
	Ended	Ended
	June 30, 2008	June 30, 2008
Net sales	$4,316,370	$8,234,206
Net loss	$(46,283)	$(734,912)
Weighted average common shares outstanding:
basic and diluted	174,770,913	174,770,913
Loss per share:
basic and diluted	$-	$-

The pro forma information has been prepared for comparative purposes only and does not purport to be indicative of what would have occurred had the acquisition actually been made at such date, nor is it necessarily indicative of future operating results.

Other Intangible Assets

On May 12, 2006, the Company entered into a Patent License Agreement (the “License Agreement”) with Catch Curve, Inc. (“Catch Curve”).  Pursuant to the License Agreement, Catch Curve granted the Company a worldwide, non-exclusive, non-divisible, fully paid-up license to use certain patented technology in connection with any facsimile products or services made or sold by the Company or its subsidiaries.  The Company made aggregate license payments of $600,000 over the thirty-two month period that began on May 12, 2006 and ended December 31, 2008.  The License Agreement stipulates that $350,000 of the total license fee was attributable to sales of products and services prior to the date of the License Agreement.  The remainder of $250,000 is attributable to sales of products and services subsequent to the date of the License Agreement. Accordingly, on May 12, 2006, the Company recorded an intangible asset in the amount of $250,000.  The intangible asset is being amortized over 58 months, the estimated life of the patents covered by the License Agreement.

Other intangibles consist of the following as of June 30, 2009:

	Estimated Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(161,634)	$88,366

TBS:
Customer list	Ten	$500,000	$(268,750)	$231,250
Trade name	Five	50,000	(50,000)	-
		$550,000	$(318,750)	$231,250
QSI:
Customer relationships	Ten	$730,000	$(66,917)	$663,083
Technology	Five	390,000	(71,500)	318,500
Trade name	Five	210,000	(38,500)	171,500
Covenant not to compete	Two	70,000	(32,083)	37,917
		$1,400,000	$(209,000)	$1,191,000
GSI:
Customer relationships	Ten	$2,200,000	$(696,667)	$1,503,333
Technology	Five	490,000	(310,333)	179,667
Trade names and marks	Ten	420,000	(133,000)	287,000
		$3,110,000	$(1,140,000)	$1,970,000

		$5,310,000	$(1,829,384)	$3,480,616

Amortization of other intangible assets was $172,430 and $117,929, respectively, during the three months ended June 30, 2009 and 2008, and $346,112 and $235,860, respectively, during the six months ended June 30, 2009 and 2008.  During the six months ended June 30, 2009, the Company did not acquire or dispose of any intangible assets.

Other intangible assets consist of the following as of December 31, 2008:

	Estimated Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(135,772)	$114,228

TBS:
Customer list	Ten	$500,000	$(243,750)	$256,250
Trade name	Five	50,000	(48,750)	1,250
		$550,000	$(292,500)	$257,500
QSI:
Customer relationships	Ten	$730,000	$(30,417)	$699,583
Technology	Five	390,000	(32,500)	357,500
Trade name	Five	210,000	(17,500)	192,500
Covenant not to compete	Two	70,000	(14,583)	55,417
		$1,400,000	$(95,000)	$1,305,000
GSI:
Customer relationships	Ten	$2,200,000	$(586,667)	$1,613,333
Technology	Five	490,000	(261,333)	228,667
Trade names and marks	Ten	420,000	(112,000)	308,000
		$3,110,000	$(960,000)	$2,150,000

		$5,310,000	$(1,483,272)	$3,826,728

6.	Debt

Bank Lines of Credit

On February 6, 2008, the Company and The Private Bank of The Peninsula (“Bank”) entered into an agreement for an asset based line of credit (the “Line”).   On March 5, 2009, the Company received a fully executed agreement between it and the Bank to amend the agreement for the Line (the "Amendment").  The effective date of the Amendment is February 24, 2009.  Pursuant to the Amendment, the Bank renewed the Line and modified the terms to include an interest rate that is floating and is calculated at Wall Street Journal prime plus five percent (5%) on the cash borrowed provided that the minimum rate will be eight and one half percent (8.5%) and minimum interest will be $7,000 per three month period.  Interest on outstanding borrowings is payable monthly.   In addition, the Company was required to pay an amendment fee of $10,000 and, upon each advance, a fee equal to one quarter of one percent (0.25%) of the advance, and is subject to covenants as to minimum quarterly income and cash flow.  The Bank’s maximum commitment amount for the Line, as amended, is $1.0 million.  Advances are generally limited to 80% of eligible domestic accounts receivable.

During 2008, the Company paid a facility fee of $15,000 to the Bank in connection with the Line and paid a finder’s fee in the amount of $50,000 to Dragonfly Capital Partners LLC (“Dragonfly”).  In addition, the Company issued the Bank and Dragonfly warrants to purchase shares of its common stock (see Note 7).  The Company recorded the finders’ fees and warrants as debt issuance costs in the accompanying consolidated balance sheets at June 30, 2009 and amortized $0 and $ 5,417, respectively, of the cash fees to interest expense during the three and six months then ended.  The Company amortized $10,834 and $27,085, respectively, of the cash fees to interest expense during the three and six months ended June 30, 2008.  Effective January 1, 2009, the Company issued an additional 235,000 warrants to the Bank (see Note 7) and the Company reclassified the Bank’s warrants from additional paid-in capital to a derivative liability in connection with the adoption of EITF 07-5 and the reset features of the Bank’s warrant agreement.  The warrants were valued using the Black-Scholes option pricing model at $4,310.

Outstanding advances under the Line are secured by a first lien position on all of the Company’s accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on its inventory, intellectual property, and equipment.  As of June 30, 2009, there were outstanding borrowings of $374,213 on the Line and the Company was in compliance with all loan covenants. Availability on the Line as of June 30, 2009 was approximately $267,000.

Effective September 30, 2006, VillageEDOCS obtained a $500,000 revolving line of credit (“RLOC”) with a financial institution.  The RLOC was guaranteed by a stockholder of the Company.  Interest on outstanding borrowings was payable monthly at an annual rate of interest equal to LIBOR plus 2%.  On May 8, 2009, the Company retired the RLOC using the proceeds of the Williams May 2009 Note (see below).  The terms of the note payable financing were deemed more favorable to the Company than the renewal terms offered by the financial institution.

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit (“TBS RLOC”) with a financial institution.  The TBS RLOC is guaranteed by the assets of TBS.   Interest on outstanding borrowings is payable monthly at a variable annual rate equal to the financial institution's prime rate in effect (3.25% at June 30, 2009).  As of June 30, 2009, the Company had not utilized the TBS RLOC and was in compliance with all loan covenants.

QSI has an unsecured line of credit agreement with a financial institution for borrowings up to the maximum of $100,000 with no maturity date (“QSI RLOC”).  Borrowings bear interest at the prime rate, plus 2.775% (6.025% at June 30, 2009).  QSI had borrowings totaling $100,000 at June 30, 2009 and had $0 available for future borrowings under the line of credit.  On August 3, 2009, the Company repaid the outstanding borrowings in full and closed the line of credit using the proceeds of a note payable financing provided by a related party (see Note 11).

Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic

Effective August 1, 2008 and in connection with the acquisition of Questys (see Note 5), the Company issued a secured promissory note to the Pavlovics (the “Pavlovic Note”) in the amount of $900,000.  The Pavlovics are a related party as a result of the common stock issued to them by the Company in connection with the acquisition of Questys.  The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011.  Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011.  On August 1, 2009, the Company paid the first installment of $300,000 using the proceeds of a note payable financing provided by a related party (see Note 11).  The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008.  Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

In connection with the issuance of the Pavlovic Note, the Company recorded a debt discount of $126,871 as a result of imputed interest.  The Company is amortizing the discount using the effective interest method through August 1, 2011.  During the three and six months ended June 30, 2009, $14,097 and $24,670, respectively, of interest expense was recognized in connection with the amortization of debt discount related to this note.

Prior to August 1, 2008 (effective date of acquisition of Questys), the Pavlovics made aggregate advances to Questys in the amount of $115,000, which were assumed in the acquisition (the “Pavlovic Shareholder Debt”).  The Pavlovic Shareholder Debt is non-interest bearing and the Company and the Pavlovics have agreed to the repayment of the outstanding balance as follows:  (i) $35,000 on or before August 4, 2009, (ii) $40,000 on or before August 4, 2010, and (iii) $40,000 on or before the August 4, 2011.  On August 3, 2009, the Company paid the first installment of $35,000 using the proceeds of a note payable financing provided by a related party (see Note 11).

In connection with the acquisition of the Pavlovic Shareholder Debt, the Company recorded a debt discount of $16,546 as a result of imputed interest.  The Company is amortizing the discount using the effective interest method through August 1, 2011.  During the three and six months ended June 30, 2009, $1,840 and $3,218, respectively, of interest expense was recognized in connection with the amortization of debt discount related to this debt.

The Silver Lake Group, LLC

The Company funded the requirement for the initial $300,000 payment for the purchase of QSI from the proceeds of a $300,000 related party secured promissory note offering subscribed to by The Silver Lake Group, LLC (“SLG”) on August 4, 2008 (the “SLG Note”).  SLG is owned by Ricardo A. Salas, a Director of the Company.  The SLG Note was originally due on October 31, 2008 and bore interest at a rate of nine percent (9%) per annum through October 31, 2008.

On October 30, 2008, VillageEDOCS, Inc. and SLG entered into an Amendment to Secured Promissory Note (“Amendment”) to modify the maturity date, interest rate, and repayment terms of the SLG Note.  As of October 31, 2008, the remaining principal balance of the SLG Note, as amended, was $250,000 and no interest was outstanding.  Pursuant to the Amendment, the SLG Note matured on March 31, 2009 and bore interest from November 1, 2008 at a rate of twelve percent (12%) per annum.  As of June 30, 2009, the SLG Note was paid in full.  The SLG Note was secured by the accounts receivable of GoSolutions, Inc., our wholly-owned subsidiary, as defined in a Security Agreement dated as of August 1, 2008.  Payment obligations under the SLG Note were subordinate in certain respects to the rights of the Bank to the extent set forth in a Subordination Agreement entered into effective August 1, 2008.

C. Alan and Joan P. Williams

On May 6, 2009 the Company arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $430,000 (the “Williams May 2009 Note”).  The Williams May 2009 Note bears a per annum interest rate equal to the most favorable rate paid by the Williams plus two percent (2%).  The Company’s interest rate in effect through June 30, 2009 with respect to the Williams May 2009 Note was 4.87%.  The interest rate may be adjusted once per month.  The term of the Williams May 2009 Note is thirty-six (36) months, with monthly installments paid by the Company consisting of principal and interest on the first of each month, beginning on August 1, 2009.  As of June 30, 2009, the Company recorded accrued interest of $3,199 in the accompanying unaudited condensed consolidated balance sheet which is payable upon maturity. The Williams May 2009 Note matures on August 1, 2012.  Should the Company fail to make payments for a period of ninety (90) days, a default shall occur.  Upon the default, the Company shall pay a penalty interest rate in the amount of the William’s rate plus six percent (6%) on the unpaid amounts until the default is cured.

Payment obligations under the Williams May 2009 Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula.

The Company used the proceeds from the Williams May 2009 Note, to retire the RLOC on May 8, 2009 (see above).  The terms of the Williams May 2009 Note were deemed more favorable to the Company than the renewal terms offered by the financial institution.

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum.  During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of the Company's common stock.   The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2009; 2) acquisition of a controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share.  As an incentive for Mr. and Mrs. Williams to provide the loan, the Company issued them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.  Effective February 17, 2009, the Company and the Williams agreed to extend the expiration date of the warrant to February 16, 2012 in exchange for the Williams’ agreement to extend their guaranty of the RLOC through December 31, 2010.  The extension of the warrants did not have a material effect on the condensed consolidated financial statements.  In connection with the issuance of the note, the Company recorded a debt discount of $730,000, consisting of an embedded put option of $280,000 and the fair value of the warrant of $450,000, which were recorded as derivative liabilities upon note issuance and subsequently reclassified to additional paid-in capital.

During the three and six months ended June 30, 2009 and 2008, $4,824 and $6,449, respectively of interest expense was recognized in connection with these notes.

At June 30, 2009, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $116,620 in unpaid interest.  The interest rate in effect as of June 30, 2009 was ten percent (10%) per annum.

At December 31, 2008, the amount owed by the Company to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $113,370 in unpaid interest.

Interest Expense

Interest expense recognized on all lines of credit and notes payable was $36,087 and $81,882, respectively, during the three months and six ended June 30, 2009, and $69,978 and $93,955, respectively during the three and six months ended June 30, 2008.

Interest expense noted above included non-cash charges (related to amortization of debt discount and debt issuance costs) of $27,888 and $89,444, respectively, during the 2009 and 2008 six month periods.

7.	Stockholders’ Equity

a.	Common and Preferred Stock

On April 8, 2009 and pursuant to the terms of their respective employment agreements, the Company issued 6,879,200 shares of its restricted common stock to K. Mason Conner, who is the Company’s President and Chief Executive Officer and a Director, and 5,896,500 shares of its restricted common stock to H. Jay Hill, who is the Company’s Executive Vice President of Corporate Development and a Director.  These shares were valued at $0.01 per share (the estimated fair value on the measurement date) for an aggregate total of $127,757, $98,106 of which was included in accrued liabilities as of December 31, 2008.

b.	Stock Options

During the six months ended June 30, 2009, the Company granted to its employees options to purchase 2,000,000 shares of its common stock under the 2002 Plan at a weighted average exercise price of $0.02 per share.  All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through June 2016.  During the six months ended June 30, 2009, options to purchase 3,445,000 shares were forfeited due to their expiration or cancellation.

c.	Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

In December 2008, and in connection with a retainer agreement dated September 15, 2007 that was cancelled by the Company effective February 28, 2009, the Company issued a warrant to purchase 1,304,074 shares of its common stock at $0.023 per share (fair value on the measurement date) to a consultant in consideration for public relations services.  The warrant vested immediately and is exercisable over a five year period from date of grant.  The warrant was valued using the Black-Scholes option pricing model, was valued at $26,001, was recorded as prepaid consulting expense, and is being amortized to general and administrative expense in the Company’s statements of operations over the three month service period that began on December 1, 2008.  During the three and six months ended June 30, 2009, the Company recorded $0 and $17,334, respectively, of consulting expense in connection with this warrant.

In consideration for the Line, (see Note 6) the Company issued the Bank an immediately exercisable warrant to purchase 75,000 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2018.  The warrants were valued using the Black-Scholes option pricing model at $4,500 and were recorded as debt issuance cost in the accompanying unaudited condensed consolidated balance sheet at June 30, 2009.  The Company is amortizing such cost over the one-year life of the related debt instrument.  During the three and six months ended June 30, 2009, the Company recorded $0 and $375, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations.  Effective January 1, 2009, the Company reclassified the fair value of these warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in February 2008 and issued an additional 390,000 warrants to the Bank pursuant to the terms of the warrant agreement valued at $5,860 using the Black-Scholes option pricing model (see the heading “Derivative Liability” under Note 4), which was expensed during the six months ended June 30, 2009.

As a finder’s fee for the Line (see Note 6), the Company issued Dragonfly an immediately exercisable warrant to purchase 2,419,355 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2013.  The warrants were valued using the Black-Scholes option pricing model at $145,161 and were recorded as debt issuance cost in the accompanying unaudited condensed consolidated balance sheet at June 30, 2009.  The Company amortized such cost over the one-year life of the related debt instrument.  During the three and six months ended June 30, 2009, the Company recorded $0 and $12,091, respectively, of interest expense, and during the three and six months ended June 30, 2008, the Company recorded $24,194 and $60,484, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations.

On February 8, 2008, the Company issued Agile Equity LLC an immediately exercisable warrant to purchase 653,214 shares of its common stock at $0.077 per share through February 8, 2009 in consideration for consulting services rendered.  The warrant was valued at $50,484 based on the Black-Scholes option pricing model. During the three and six months ended June 30, 2008, the Company expensed consulting fees of $484 in accordance with the timing of the services performed.

On October 1, 2007, and in connection with a retainer agreement dated September 15, 2007, the Company issued a warrant to purchase 2,000,000 shares of its common stock at $0.05 per share (fair value on the measurement date) to a consultant in consideration for public relations services.  The warrants are exercisable over a five year period from date of grant.  The warrants were valued using the Black-Scholes option pricing model, were valued at $100,000, and were recorded as general and administrative expense in the Company’s statements of operations over the twelve month vesting period that began on September 15, 2007.  During the three and six months ended June 30, 2008, the Company recorded $25,001, and $50,001, respectively, of such expense in the accompanying unaudited condensed consolidated statements of operations.

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

Rent expense for the three and six months ended June 30, 2009 was $118,208 (including $55,275 of related party rent) and $250,506 (including $114,853 of related party rent), respectively.

Rent expense for the three and six months ended June 30, 2008 was $116,674 (including $48,614 of related party rent) and $234,655 (including $118,281 of related party rent), respectively.

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with accounting principles generally accepted in the United States of America:

	Three Months	Three Months	Six Months	Six Months
	ended / As of	ended	ended / As of	ended
	June 30	June 30	June 30	June 30
	2009	2008	2009	2008

Net revenue from external customers:

Electronic document delivery	$668,261	$695,339	$1,337,678	$1,382,227
Government accounting solutions	1,049,510	1,180,112	2,106,010	2,343,053
Electronic content management	732,649	-	1,260,317	-
Integrated communications	1,625,473	1,539,357	3,229,837	2,967,513
Corporate	-	-	-	-
Total net revenue from external customers:	$4,075,893	$3,414,808	$7,933,842	$6,692,793

Income (loss) from operations:

Electronic document delivery	$135,766	$123,605	$250,427	$176,636
Government accounting solutions	11,178	(3,914)	61,588	94,094
Electronic content management	(2,025)	-	(241,865)	-
Integrated communications	300,930	365,989	558,256	446,681
Corporate	(411,708)	(591,960)	(986,243)	(1,276,493)
Total income (loss) from operations:	$34,141	$(106,280)	$(357,837)	$(559,082)

Depreciation and amortization:

Electronic document delivery	$19,137	$21,229	$40,800	$40,433
Government accounting solutions	21,297	25,430	44,198	50,700
Electronic content management	67,053	-	134,069	-
Integrated communications	110,419	124,155	228,906	248,203
Corporate	12,930	13,316	25,862	26,439
Total depreciation and amortization:	$230,836	$184,130	$473,835	$365,775

Interest expense, net of interest income:

Electronic document delivery	$4,065	$956	$7,242	$956
Government accounting solutions	6,522	2,770	11,252	3,361
Electronic content management	8,876	-	11,803	-
Integrated communications	-	(127)	-	(273)
Corporate	20,608	42,976	55,569	108,779
Total interest expense, net of interest income:	$40,071	$46,575	$85,866	$112,823
continued…

	Three Months	Three Months	Six Months	Six Months
	ended / As of	ended	ended / As of	ended
	June 30	June 30	June 30	June 30
	2009	2008	2009	2008
Net income (loss):

Electronic document delivery	$131,488	$122,655	$238,432	$162,612
Government accounting solutions	(332)	(6,684)	47,693	90,733
Electronic content management	(14,440)	-	(247,043)	-
Integrated communications	302,320	373,832	558,179	473,980
Corporate	(451,067)	(646,468)	(1,050,035)	(1,378,825)
Total net loss:	$(32,031)	$(156,665)	$(452,774)	$(651,500)

Identifiable assets:

Electronic document delivery	$547,072		$547,072
Government accounting solutions	3,611,049		3,611,049
Electronic content management	2,504,752		2,504,752
Integrated communications	5,853,086		5,853,086
Corporate	142,292		142,292
Total identifiable assets:	$12,658,251		$12,658,251

Capital expenditures:

Electronic document delivery	$2,534	$8,082	$22,202	$25,361
Government accounting solutions	686	4,800	2,038	4,800
Electronic content management	3,295	-	6,969	-
Integrated communications	1,701	-	6,095	43,675
Corporate	-	-	-	-
Total capital expenditures:	$8,216	$12,882	$37,304	$73,836

11.	Subsequent Events

Related Party Note Payable

On July 30, 2009 the Company arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $435,000 (the “Williams July 2009 Note”).  The Williams July 2009 Note bears interest at ten percent (10%) per annum.  The term of the Williams July 2009 Note is twelve (12) months, with monthly installments paid by the Company at the end of each month consisting of principal and interest, beginning on July 31, 2009.  The Williams July 2009 Note matures on July 1, 2010.  Should the Company fail to make payments for a period of ninety (90) days, a default shall occur.  Upon the default, the Company shall pay a penalty interest rate in the amount of fifteen percent (15%) per annum on the unpaid amounts until the default is cured.

Payment obligations under the Williams July 2009 Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula.

The Company used the proceeds from the Williams July 2009 Note, to retire a line of credit with a financial institution on August 4, 2009 and to make installment payments to Vojin and Gloria Hadzi-Pavlovic pursuant to the agreement for the Company’s purchase of Decision Management Company, Inc. dba Questys Solutions dated as of August 1, 2008.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTIFICATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to put undue reliance on any forward-looking statements.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.  For important additional and specific information regarding these statements, we strongly urge you to refer to the caption below entitled "CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS" and the caption entitled "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" which can be found in Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation of the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on March 31, 2009.

The Company's Internet website address is www.villageedocs.com.  The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available free of charge on the Company's website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

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

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated balance sheet as of June 30, 2009, and the unaudited condensed consolidated statements of operations for the three and six months ended June 30, 2009 and 2008, the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2009 and 2008, and the related notes thereto as well as the audited consolidated financial statements of the Company for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.

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

Effective August 1, 2008, we purchased Decision Management Company, Inc. d/b/a Questys Solutions (“Questys,” “QSI”). This acquisition has caused our results of operations for the first half of 2009 to vary significantly from those reported for the first half of 2008. See Note 5 to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information regarding the acquisition.

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

Key Items in First Half of 2009

▪	Consolidated net revenue for the six months ended June 30, 2009 increased by 19% over the 2008 period;

▪	Gross margin improved to 62% compared to 58% in the 2008 period due to sales mix differences;

▪	Operating expenses increased by 18% compared to the prior year period. However, consolidated operating expenses during the 2009 period were 66% of sales compared to 67% of sales in the 2008 period;

▪	Operating expenses decreased at Corporate (-23%), MVI (-12%), and TBS (-8%) while GSI’s operating expenses increased 8%;

▪	Net income increased at GSI to $558,179 compared to $473,980 for the 2008 period;

▪	Net loss for the six months ended June 30, 2009 was $452,774, a 31% improvement from the $651,500 reported for the 2008 period; and

▪	We retired approximately $343,000 in accrued expenses and notes payable debt that existed as of December 31, 2008.

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

Three Months Ended June 30, 2009 Compared to Three Months Ended June 30, 2008

Net Revenue from External Customers

Net revenue from external customers for the three months ended June 30, 2009 was $4,075,893, a 19% increase over net revenue for the prior year quarter of $3,414,808.

For the three months ended June 30, 2009, QSI, GSI, TBS, and MVI generated 18%, 40%, 26% and 16% of our net revenue, respectively. For the three months ended June 30, 2008, QSI, GSI, TBS, and MVI generated 0%, 45%, 35% and 20% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months Ended	Three Months Ended	Variance
	June 30, 2009	June 30, 2008	Amount	Percent

Net revenue from external customers:

Electronic document delivery services (MVI)	$668,261	$695,339	$(27,078)	-4%
Government accounting solutions (TBS)	1,049,510	1,180,112	(130,602)	-11%
Electronic content management (QSI)	732,649	-	732,649	*
Integrated communications (GSI)	1,625,473	1,539,357	86,116	6%
Corporate	-	-	-	*
Total net revenue from external customers	$4,075,893	$3,414,808	$661,085	19%
* calculation is not meaningful

Revenue increased 6% at GSI due to increases in user subscription fees, which were partially offset by decreases in revenue from corporate clients.

Revenue decreased 11% at TBS due to decreases in revenue from printing, software, and hardware sales. These decreases were partially offset by increases in revenue from online services and support services.

Revenue decreased 4% at MVI due to a decrease in outbound revenue as a result of customer attrition and reduced usage volumes.

QSI contributed $732,649 in revenue during the three months ended June 30, 2009.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Three Months Ended	Three Months Ended	Variance
	June 30, 2009	June 30, 2008	Amount	Percent

Cost of sales:

Electronic document delivery services (MVI)	$249,519	$278,268	$(28,749)	-10%
Government accounting solutions (TBS)	734,954	857,154	(122,200)	-14%
Electronic content management (QSI)	206,936	-	206,936	*
Integrated communications (GSI)	300,118	274,480	25,638	9%
Corporate	-	-	-	*
Total cost of sales:	$1,491,527	$1,409,902	$81,625	6%
* calculation is not meaningful

Total cost of sales represented 37% and 41% of net sales during the 2009 and 2008 quarters, respectively.

Cost of sales for MVI for the three months ended June 30, 2009 represented 37% of MVI’s net sales as compared with 40% in the 2008 quarter as a result of reduced telecommunications expenses.

Cost of sales for TBS for the three months ended June 30, 2009 represented 70% of TBS’ net sales as compared with 73% in the 2008 quarter. The decreased costs at TBS were attributable to a reduction in third-party hardware sales.

Cost of sales for GSI for the three months ended June 30, 2009 and 2008 represented 18% of GSI’s net sales in each of the respective quarters.

Cost of sales for QSI for the three months ended June 30, 2009 represented 28% of QSI’s net sales.

On a consolidated basis, cost of sales in the 2009 quarter included $11,459 in compensation expense related to the vesting of stock options, compared to $0 in the 2008 period.

Gross Profit

Gross profit for the three months ended June 30, 2009 increased 29% to $2,584,366 as compared to $2,004,906 for the 2008 quarter. The increase in the 2009 quarter of $579,460 resulted from increases of $60,478 and $1,671 from GSI and MVI, respectively, which were offset by a decrease of $8,402 from TBS. In addition, QSI contributed $525,713 in gross profit. Gross profit margin for the 2009 and 2008 quarters was 63% and 59%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Three Months Ended	Three Months Ended	Variance
	June 30, 2009	June 30, 2008	Amount	Percent

Operating expenses:

Electronic document delivery services (MVI)	$282,976	$293,466	$(10,490)	-4%
Government accounting solutions (TBS)	303,378	326,872	(23,494)	-7%
Electronic content management (QSI)	527,738	-	527,738	*
Integrated communications (GSI)	1,024,425	898,888	125,537	14%
Corporate	411,708	591,960	(180,252)	-30%
Total operating expenses:	$2,550,225	$2,111,186	$439,039	21%
* calculation is not meaningful

During the three months ended June 30, 2009, the operating expenses of Corporate decreased 30% as a result of decreased compensation, recruiting fees, insurance, travel, consulting, and legal expenses. These decreases were offset by increases in filing fees and accounting fees paid for non-audit services that for compliance reasons were not included in the services performed by our independent public accountants.

During the three months ended June 30, 2009, MVI’s operating expenses decreased by $10,490 (-4%) compared to the 2008 quarter. Product and technology development increased by $71. Sales and marketing decreased by $24,362 (-35%) as a result of reduced staff expenses and advertising. General and administrative increased by $15,893 (+15%) due to increased bad debt and facility expenses. Depreciation and amortization expense decreased by $2,092 (-10%).

During the three months ended June 30, 2009, operating expenses at TBS decreased 7% compared to the 2008 quarter. Product and technology development increased $2,809 (+8%) due to staffing. Sales and marketing decreased by $45,722 (-41%) due to lower bonus expenses and advertising. General and administrative increased by $23,552 (+15%) on higher travel, insurance, and utilities.  Depreciation and amortization expenses decreased by $4,133 (-16%).

During the three months ended June 30, 2009, GSI’s operating expenses increased 14% compared to the 2008 quarter. Product and technology development decreased by $21,078 (-9%) due to staff attrition. Sales and marketing increased by $144,483 (+55%) due to increased travel, trade show, and compensation expense, including reseller commissions. General and administrative increased by $15,868 (+6%) due to higher legal fees and stock option vesting expense. Depreciation and amortization expenses decreased by $13,736 (-11%).

During the three months ended June 30, 2009, QSI incurred $527,738 of operating expenses. Product and technology, sales and marketing, general and administrative, and depreciation expenses were $177,621, $100,479, $182,585, and $67,053, respectively.

On a consolidated basis, operating expenses in the 2009 quarter included $50,208 in compensation expense related to the vesting of stock options, compared to $52,904 in the 2008 quarter.

Operating Income (Loss):

As a result of the foregoing, the Company reported operating income for the three months ended June 30, 2009 of $34,141, compared to an operating loss of $106,280 for the three months ended June 30, 2008.

The following is a comparison of the components of consolidated income (loss) from operations:

	Three Months Ended	Three Months Ended	Variance
	June 30, 2009	June 30, 2008	Amount	Percent

Operating income (loss):

Electronic document delivery services (MVI)	$135,766	$123,605	$12,161	10%
Government accounting solutions (TBS)	11,178	(3,914)	15,092	*
Electronic content management (QSI)	(2,025)	-	(2,025)	*
Integrated communications (GSI)	300,930	365,989	(65,059)	-18%
Corporate	(411,708)	(591,960)	180,252	30%
Total operating income (loss)	$34,141	$(106,280)	$140,421	*
* calculation is not meaningful

Each of MVI, TBS, and Corporate reported improvements in operating income (loss) compared to the prior year quarter, which were offset by reduced operating income from GSI.

Interest Expense, net

Interest expense, net for the three months ended June 30, 2009 decreased by $6,504 to $40,071 from the $46,575 reported in the 2008 quarter. The most significant factor in the decrease was a reduction in the amortization of debt issue costs.

Other Income (Expense), net

Other income (expense), net for the three months ended June 30, 2009 was $(7,273) compared to other income, net of $1,811 reported in the 2008 quarter. In each of the quarters, we recorded other income and expense related to settlement of liabilities related to prior years.

Net Loss

As a result of the foregoing, net loss for the three months ended June 30, 2009 was $32,031, compared to a net loss of $156,665, for the three months ended June 30, 2008.

Basic and diluted loss per share for the three months ended June 30, 2009 and 2008 was $0.00 in each of the respective periods on weighted average shares of 192,063,867 and 152,770,913, respectively.

The following is a comparison of the components of consolidated net income (loss):

	Three Months Ended	Three Months Ended	Variance
	June 30, 2009	June 30, 2008	Amount	Percent

Net income (loss):

Electronic document delivery services (MVI)	$131,488	$122,655	$8,833	7%
Government accounting solutions (TBS)	(332)	(6,684)	6,352	95%
Electronic content management (QSI)	(14,440)	-	(14,440)	*
Integrated communications (GSI)	302,320	373,832	(71,512)	-19%
Corporate	(451,067)	(646,468)	195,401	30%
Total net income (loss)	$(32,031)	$(156,665)	$124,634	80%
* calculation is not meaningful

Six Months Ended June 30, 2009 Compared to Six Months Ended June 30, 2008

Net Revenue from External Customers

Net revenue from external customers for the six months ended June 30, 2009 was $7,933,842, a 19% increase over net revenue for the prior year period of $6,692,793.

For the six months ended June 30, 2009, QSI, GSI, TBS, and MVI generated 16%, 41%, 27% and 17% of our net revenue, respectively. For the six months ended June 30, 2008, QSI, GSI, TBS, and MVI generated 0%, 44%, 35% and 21% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2009	June 30, 2008	Amount	Percent

Net revenue from external customers:

Electronic document delivery services (MVI)	$1,337,678	$1,382,227	$(44,549)	-3%
Government accounting solutions (TBS)	2,106,010	2,343,053	(237,043)	-10%
Electronic content management (QSI)	1,260,317	-	1,260,317	*
Integrated communications (GSI)	3,229,837	2,967,513	262,324	9%
Corporate	-	-	-	*
Total net revenue from external customers	$7,933,842	$6,692,793	$1,241,049	19%
* calculation is not meaningful

Revenue increased 9% at GSI due to increases in user subscription fees, which were partially offset by decreases in revenue from corporate clients.

Revenue decreased 10% at TBS due to decreases in revenue from printing, software, and hardware sales. These decreases were partially offset by increases in revenue from online services and support services.

Revenue decreased 3% at MVI due to a decrease in outbound revenue as a result of customer attrition and reduced usage volumes.

QSI contributed $1,260,317 in revenue during the six months ended June 30, 2009.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2009	June 30, 2008	Amount	Percent

Cost of sales:

Electronic document delivery services (MVI)	$536,573	$577,125	$(40,552)	-7%
Government accounting solutions (TBS)	1,457,689	1,612,867	(155,178)	-10%
Electronic content management (QSI)	447,766	-	447,766	*
Integrated communications (GSI)	586,052	593,045	(6,993)	-1%
Corporate	-	-	-	*
Total cost of sales:	$3,028,080	$2,783,037	$245,043	9%
* calculation is not meaningful

Total cost of sales represented 38% and 42% of net sales during the 2009 and 2008 six month periods, respectively.

Cost of sales for MVI for the six months ended June 30, 2009 represented 40% of MVI’s net sales as compared with 42% in the 2008 period as a result of reduced telecommunications expenses.

Cost of sales for TBS for the six months ended June 30, 2009 and 2008 represented 69% of TBS’ net sales.

Cost of sales for GSI for the six months ended June 30, 2009 represented 18% of GSI’s net sales as compared with 20% in the 2008 period on lower carrier usage fees as offset by increased payphone usage charges.

Cost of sales for QSI for the six months ended June 30, 2009 represented 36% of QSI’s net sales.

On a consolidated basis, cost of sales in the 2009 period included $37,021 in compensation expense related to the vesting of stock options, compared to $0 in the 2008 period.

Gross Profit

Gross profit for the six months ended June 30, 2009 increased 25% to $4,905,762 as compared to $3,909,756 for the 2008 period. The increase in the 2009 period of $996,006 resulted from an increase of $269,317 from GSI, which was offset by decreases of $3,997 and $81,865 from MVI and TBS, respectively, as well as the addition of $812,551 in gross profit from QSI. Gross profit margin for the 2009 and 2008 six month periods was 62% and 58%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2009	June 30, 2008	Amount	Percent

Operating expenses

Electronic document delivery services (MVI)	$550,678	$628,466	$(77,788)	-12%
Government accounting solutions (TBS)	586,733	636,092	(49,359)	-8%
Electronic content management (QSI)	1,054,416	-	1,054,416	*
Integrated communications (GSI)	2,085,529	1,927,787	157,742	8%
Corporate	986,243	1,276,493	(290,250)	-23%
Total operating expenses:	$5,263,599	$4,468,838	$794,761	18%
* calculation is not meaningful

During the six months ended June 30, 2009, the operating expenses of Corporate decreased 23% as a result of decreased compensation, recruiting fees, consulting, insurance, travel, and legal expenses. These decreases were offset by increases in filing fees and accounting fees paid for non-audit services that for compliance reasons were not included in the services performed by our independent public accountants.

During the six months ended June 30, 2009, MVI’s operating expenses decreased 12% compared to the 2008 period. Product and technology development decreased $15,599 (-7%) as a result of reduced staffing. Sales and marketing decreased by $57,636 (-38%) as a result of reduced staff expenses and advertising. General and administrative decreased by $4,920 (-2%) due to decreased placement fees, bad debt and recruiting fees. Depreciation and amortization expense increased by $367 (+1%).

During the six months ended June 30, 2009, operating expenses at TBS decreased 8% compared to the 2008 period. Product and technology development increased by $7,673 (+11%) due to staffing. Sales and marketing decreased by $84,989 (-41%) due to lower bonus expenses and advertising. General and administrative increased by $34,459 (+11%) on higher travel, insurance, and utilities.  Depreciation and amortization expenses decreased by $6,502 (-13%).

During the six months ended June 30, 2009, GSI’s operating expenses increased 8% compared to the 2008 period. Product and technology development decreased by $74,759 (-15%) due to staff attrition. Sales and marketing increased by $317,432 (+64%) due to increased travel, trade show, and compensation expense, including third party commissions. General and administrative decreased by $65,634 (-9%) due to reduced bonus and rent expense. Depreciation and amortization expenses decreased by $19,297 (-8%).

During the six months ended June 30, 2009, QSI incurred $1,054,416 of operating expenses. Product and technology, sales and marketing, general and administrative, and depreciation expenses were $343,167, $193,322, $383,858, and $134,069, respectively.

On a consolidated basis, operating expenses in the 2009 period included $107,059 in compensation expense related to the vesting of stock options, compared to $122,412 in the 2008 period.

Operating Income (Loss):

As a result of the foregoing, the Company reported an operating loss for the six months ended June 30, 2009 of $357,837, compared to an operating loss of $559,082 for the six months ended June 30, 2008.

The following is a comparison of the components of consolidated income (loss) from operations:

	Six Months Ended	Six Months Ended	Variance
	June 30, 2009	June 30, 2008	Amount	Percent

Operating income (loss):

Electronic document delivery services (MVI)	$250,427	$176,636	$73,791	42%
Government accounting solutions (TBS)	61,588	94,094	(32,506)	-35%
Electronic content management (QSI)	(241,865)	-	(241,865)	*
Integrated communications (GSI)	558,256	446,681	111,575	25%
Corporate	(986,243)	(1,276,493)	290,250	23%
Total operating loss, net	$(357,837)	$(559,082)	$201,245	36%
* calculation is not meaningful

Each of MVI, GSI, and Corporate reported improvements in operating income (loss) compared to the prior year period, which were offset by reduced operating income from TBS.

Interest Expense, net

Interest expense, net for the six months ended June 30, 2009 decreased by $26,957 to $85,866 from the $112,823 reported in the 2008 period. The most significant factor in the decrease was a reduction in the amortization of debt issue costs.

Other Income, net

Other income, net for the six months ended June 30, 2009 was $10,657 compared to other income, net of $53,403 reported in the 2008 period. In each of the periods, we recorded other income and expense related to settlement of liabilities.

Net Loss

As a result of the foregoing, net loss for the six months ended June 30, 2009 was $452,774, compared to a net loss of $651,500, for the six months ended June 30, 2008.

Basic and diluted loss per share for the six months ended June 30, 2009 and 2008 was $0.00 in each of the respective periods on weighted average shares of 186,129,383 and 152,770,913, respectively.

The following is a comparison of the components of consolidated net income (loss):

	Six Months Ended	Six Months Ended	Variance
	June 30, 2009	June 30, 2008	Amount	Percent

Net income (loss):

Electronic document delivery services (MVI)	$238,432	$162,612	$75,820	47%
Government accounting solutions (TBS)	47,693	90,733	(43,040)	-47%
Electronic content management (QSI)	(247,043)	-	(247,043)	*
Integrated communications (GSI)	558,179	473,980	84,199	18%
Corporate	(1,050,035)	(1,378,825)	328,790	24%
Total net loss	$(452,774)	$(651,500)	$198,726	31%
* calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During the six months ended June 30, 2009, our net cash position decreased by $242,684 to $324,763. Our operating, financing, and investing activities used net cash of $57,601, $147,779 and $37,304, respectively.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Our sources of capital include cash flow from operations, available credit facilities, and the issuance of debt and equity securities. During the first half of 2009, we relied heavily on our operating lines of credit and related party notes payable financing to fund the negative cash flows we experienced due to the retirement of debt. We expect to experience negative operating cash flows through at least the first quarter of 2010, and we expect to make use of available borrowing capability under our operating lines of credit to offset such negative cash flows.

During the first half of 2009, we used cash flows generated by our operations to retire approximately $343,000 in accrued expenses and notes payable debt which existed as of December 31, 2008. During the remainder of 2009, we expect to use available cash to continue to reduce accrued expenses and notes payable debt.

On February 6, 2008, we entered into an agreement with The Private Bank of The Peninsula (“Bank”) for an asset based line of credit (the “Line”).  On March 5, 2009, we a fully executed agreement from The Private Bank of The Peninsula ("Bank") to amend the agreement for the Line (the "Amendment"). The effective date of the Amendment is February 24, 2009. Pursuant to the Amendment, the Bank renewed the Line and modified the terms to include an interest rate that is floating and is calculated at Wall Street Journal prime plus five percent (5%) on the cash borrowed provided that the minimum rate will be eight and one half percent (8.5%) and minimum interest will be $7,000 per three month period. Interest on outstanding borrowings is payable monthly.  In addition, we were required to pay an amendment fee of $10,000 and, upon each advance, a fee equal to one quarter of one percent (0.25%) of the advance, and is subject to covenants as to minimum quarterly income and cash flow. The Bank’s maximum commitment amount for the Line, as amended, is $1.0 million. Advances are generally limited to 80% of our eligible domestic accounts receivable.

Outstanding advances under the Line are secured by a first lien position on all of our accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on its inventory, intellectual property, and equipment. As of June 30, 2009, there were outstanding borrowings of $374,213 on the Line and we were in compliance with all loan covenants. Availability on the Line as of June 30, 2009 was approximately $267,000.

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

On May 6, 2009 we arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $430,000 (the “Williams May 2009 Note”). The Williams May 2009 Note bears a per annum interest rate equal to the most favorable rate paid by the Williams plus two percent (2%). Our interest rate in effect through May 31, 2009 with respect to the Williams May 2009 Note is 4.87%. Thereafter, the interest rate may be adjusted once per month. The term of the Williams May 2009 Note is thirty-six (36) months, with monthly installments paid by us consisting of principal and interest on the first of each month, beginning on August 1, 2009. As of June 30, 2009, the Company recorded accrued interest of $3,199 in the accompanying unaudited condensed consolidated balance sheet which is payable upon maturity. The Williams May 2009 Note matures on August 1, 2012. Should we fail to make payments for a period of ninety (90) days, a default shall occur. Upon the default, we shall pay a penalty interest rate in the amount of the William’s rate plus six percent (6%) on the unpaid amounts until the default is cured.

Payment obligations under the Williams May 2009 Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula.

On July 30, 2009 we arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $435,000 (the “Williams July 2009 Note”). The Williams July 2009 Note bears interest at ten percent (10%) per annum. The term of the Williams July 2009 Note is twelve (12) months, with monthly installments paid by us at the end of each month consisting of principal and interest, beginning on July 31, 2009. The Williams July 2009 Note matures on July 1, 2010. Should we fail to make payments for a period of ninety (90) days, a default shall occur. Upon the default, we shall pay a penalty interest rate in the amount of fifteen percent (15%) per annum on the unpaid amounts until the default is cured.

Payment obligations under the Williams July 2009 Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula.

We used the proceeds from the Williams July 2009 Note, to retire a line of credit with a financial institution on August 4, 2009 and to make installment payments to Vojin and Gloria Hadzi-Pavlovic pursuant to the agreement for our purchase of Decision Management Company, Inc. dba Questys Solutions dated as of August 1, 2008.

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

QSI has an unsecured line of credit agreement with a financial institution for borrowings up to the maximum of $100,000 with no maturity date (“QSI RLOC”). Borrowings bear interest at the prime rate, plus 2.775%. QSI had borrowings totaling $100,000 at June 30, 2009 and had $0 available for future borrowings under the line of credit. On August 3, 2009, the Company repaid the outstanding borrowings in full and closed the line of credit using proceeds from the Williams July 2009 Note financing.

Effective August 1, 2008 and in connection with the acquisition of Questys, we issued a secured promissory note to the Pavlovics (the “Pavlovic Note”) in the amount of $900,000. The Pavlovics are a related party as a result of the common stock issued to them by us in connection with the acquisition of Questys. The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011. Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011. On August 1, 2009, the Company paid the first installment of $300,000 using proceeds from the Williams July 2009 Note financing. The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

Prior to August 1, 2008 (effective date of acquisition of Questys), the Pavlovics made aggregate advances to Questys in the amount of $115,000, which were assumed in the acquisition (the “Pavlovic Shareholder Debt”). The Pavlovic Shareholder Debt is non-interest bearing and we and the Pavlovics have agreed to the repayment of the outstanding balance as follows: (i) $35,000 on or before August 1, 2009, (ii) $40,000 on or before August 1, 2010, and (iii) $40,000 on or before the August 1, 2011. On August 3, 2009, the Company paid the first installment of $35,000 using proceeds from the Williams July 2009 Note financing.

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

On October 30, 2008, VillageEDOCS, Inc. and SLG entered into an Amendment to Secured Promissory Note (“Amendment”) to modify the maturity date, interest rate, and repayment terms of the SLG Note. Pursuant to the Amendment, the SLG Note matured on March 31, 2009 and bore interest from November 1, 2008 at a rate of twelve percent (12%) per annum. On March 31, 2009, the SLG Note was paid in full. The SLG Note was secured by the accounts receivable of GoSolutions, Inc., our wholly-owned subsidiary, as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the SLG Note were subordinate in certain respects to the rights of the Bank to the extent set forth in a Subordination Agreement to be entered into as of August 1, 2008.

On February 17, 2004, we borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent per annum. During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of our common stock.  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2009; 2) acquisition of a controlling interest in us by a third party; or 3) we achieve equity financing of a minimum of $3,000,000. Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share. As an incentive for Mr. and Mrs. Williams to provide the loan, we issued them a warrant to purchase 5,000,000 shares of our restricted common stock at $0.10 per share exercisable until February 17, 2012, as amended.  At June 30, 2009, the amount owed by us to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and 116,620 in unpaid interest.

Our inability to repay outstanding borrowings when due would have a material adverse effect on us.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of QSI, TBS and GSI. In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows. However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment. Accordingly, we anticipate negative operating and investing cash flows through at least the first quarter of 2010 and at least until QSI, MVI, TBS, and GSI consistently generate net cash flows sufficient to offset the projected expense to operate the holding company.

We expect to use cash flow generated from operations, the Line, and potentially other sources, to fund expected negative operating cash flows during the remainder of 2009.

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

We believe that sustainable profitability is achievable; however, we have a history of losses. While GSI, MVI, and TBS each reported net income for the first half of 2009, this income was not sufficient to offset the net loss of QSI, interest expense and corporate overhead. If we are not successful in sustaining and increasing operating profits from our four operating segments, or in reducing expenses of the holding company as a percentage of revenue, we may not achieve profitability on a consolidated basis.

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

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995. Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "expect", "plan", "seek", "estimate", "project", "could", and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other "forward-looking" information. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect the Company's current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond the Company's control, including, without limitation, the risks described in Item 1A of the Company's Annual Report on Form 10-K filed with the Commission on March 31, 2009. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements. Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q. Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-K, 10-KSB, 10-Q, 10-QSB, 8-K, and other SEC filings. For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In October 2008, the FASB issued FASB Staff Position No. 157-3, Determining Fair Value of a Financial Asset When the Market for That Asset is Not Active (“FSP No. 157-3”). FSP No. 157-3 clarifies the application of SFAS No. 157 in a market that is not active, and provides an illustrative example intended to address certain key application issues. FSP No. 157-3 is effective immediately, and applies to the Company’s March 31, 2009 financial statements. The Company has concluded that the application of FSP No. 157-3 did not have a material impact on its consolidated financial position and results of operations as of and for the periods ended June 30, 2009.

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

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles.  SFAS No. 168 replaces SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles, and establishes the FASB Accounting Standards Codification™ as the source of authoritative accounting guidance under GAAP.  The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants.  SFAS No. 168 is effective for periods ending after September 15, 2009.  The Company does not expect SFAS No. 168 to have a material effect on its consolidated financial position and results of operations.

In April 2009, the FASB issued FASB Staff Position (“FSP”) FAS 107-1 and Accounting Principles Board (“APB”) 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1” and “ABP 28-1”, respectively), which amends SFAS No. 107, Disclosures about Fair Value of Financial Instruments, and APB Opinion No. 28, Interim Financial Reporting, respectively, to require disclosures about fair value of financial instruments in interim and annual reporting periods. FSP FAS 107-1 and APB 28-1 are effective for interim reporting periods ending after June 15, 2009, which for the Company is the second quarter of fiscal 2009. The Company has concluded that the application of FSP FAS 107-1 and APB 28-1 did not have a material impact on its consolidated financial position and results of operations as of and for the period ended June 30, 2009.

In April 2009, the FASB issued FSP SFAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, which provides additional guidance for estimating fair value in accordance with FASB Statement No. 157, Fair Value Measurements, when the volume and level of activity for the asset or liability have significantly decreased. This FSP also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009. The Company has concluded that the application FSP SFAS 157-4 did not have a material impact on its consolidated financial position and results of operations as of and for the period ended June 30, 2009.

ITEM 4 – CONTROLS AND PROCEDURES

(a) As of June 30, 2009, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of June 30, 2009. Accordingly, although we continue to make progess in executing our plan to remediate significant deficiencies, we concluded that our disclosure controls and procedures were not effective as of June 30, 2009 and that our internal controls over financial reporting were not effective as of June 30, 2009. For more information regarding the material weaknesses identified and our remediation plans, we encourage you to read Item 9A Controls and Procedures included in the Annual Report on Form 10-K that we filed with the SEC on March 31, 2009.

(b) Changes in internal control over financial reporting: There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II

ITEM 1 – LEGAL PROCEEDINGS.

Claims

In connection with our acquisition of QSI, we have made a claim of indemnification in connection with the Purchase Agreement. The claim relates primarily to undisclosed material adverse facts and circumstances of which former QSI shareholders and officers may have had prior knowledge. We are in our preliminary stages of evaluating this matter. We have made the required payments under the Purchase Agreement to date. We reserve the right to withhold future payments pending the final results of this matter.

In connection with our acquisition of GSI, we are entitled to certain rights of indemnification from GoSolutions Equity, LLC, which is a former shareholder of GSI that became a shareholder of VillageEDOCS, Inc. as a result of our acquisition of GSI. We have made a claim of indemnification from this entity Pursuant to the agreement with GSI, if we are successful, GoSolutions Equity, LLC would only be required to return up to approximately 4.4 million of our shares issued to that entity to satisfy such indemnification claims. GoSolutions Equity, LLC is not required to contribute cash to satisfy any indemnification claims.

In the opinion of management, the amount of ultimate liability, if any, with respect to these actions will not materially affect our consolidated financial position or results of operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

On April 8, 2009 and pursuant to the terms of their respective employment agreements, we issued 6,879,200 shares of our common stock to K. Mason Conner, who is our President and Chief Executive Officer and a Director, and 5,896,500 shares of our common stock to H. Jay Hill, who is our Executive Vice President of Corporate Development and a Director. These shares were valued at $0.01 per share.

During the three months ended June 30, 2009, we granted to our employees options to purchase 1,325,000 shares of our common stock under the 2002 Plan at a weighted average exercise price of $0.01 per share. All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through June 2016.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

Effective August 20, 2009, our shareholders approved election of K. Mason Conner, Gerik M. Degner, H. Jay Hill, Ricardo A. Salas, and J. Thomas Zender as directors to serve until the 2010 annual meeting of stockholders and until their successors are elected and qualified. The approval was by means of a written consent action of the shareholders representing 68.6% of the 193,046,613 shares of common stock outstanding on July 20, 2009, the record date.

Below is a tabulation of the shares consenting in writing to the election of our directors

Proposals	For Proposal	Abstain/Withheld
Election of J. Thomas Zender	132,541,762	-
Election of Ricardo A. Salas	132,541,762	-
Election of H. Jay Hill	132,541,762	-
Election of Gerik M. Degner	132,541,762
Election of K. Mason Conner	132,541,762	-

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
4.28
Form of Convertible Secured Promissory Note by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.19 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.29
Convertible Secured Promissory Note dated February 16, 2004 by and among C. Alan Williams, Joan P. Williams, and the Company previously filed as Exhibit 4.20 to the Company's Annual Report on Form 10-KSB filed on April 14, 2006 and incorporated herein by reference. **

4.30
Notice of conversion by Barron Partners LP dated October 21, 2005.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on October 24, 2005 and incorporated herein by reference. **

4.31
Notice of conversion by Barron Partners LP dated March 8, 2006.  Previously filed as Exhibit 4.1 to the Company's Current Report on Form 8-K filed on March 9, 2006 and incorporated herein by reference. **

4.32
Registration Rights Agreement dated as of April 28, 2006 by and among VillageEDOCS and the principal stockholders of GoSolutions, Inc.  Previously filed as Exhibit 99.5 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.33
Principal VEDO Stockholders Voting Agreement dated as of April 28, 2006 by and among Barron Partners, LP, C. Alan Williams, Joan P. Williams and GoSolutions, Inc.  Previously filed as Exhibit 99.6 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.34
Indemnity/Contribution Agreement effective April 30, 2006, by and among VillageEDOCS, GoSolutions Equity, LLC (the "LLC"), and the principals of the LLC identified on the signature page thereto.  Previously filed as Exhibit 99.7 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.35
Settlement and Release Agreement dated as of April 28, 2006 by and among VillageEDOCS, GoSolutions, Inc., The Zant Group Trust and Louis J. Zant.  Previously filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.36
Second Extension Agreement dated as of April 28, 2006 by and between The Zant Group Trust and GoSolutions, Inc.  Previously filed as Exhibit 99.9 to the Company's Current Report on Form 8-K filed on May 4, 2006. **

4.37
Settlement and Release Agreement dated as of June 30, 2006, by and among VillageEDOCS, GoSolutions, Inc., Bruce H. Bennett and Sandra G. Bennett. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 12, 2006. **

4.38
Warrant Exchange Agreement dated as of November 20, 2006 by and between the Company and Barron Partners, LP. Previously filed as Exhibit 10.1 to the Company’s Amended Current Report on Form 8-K/A filed on November 22, 2006.**

4.39
Promissory Note of VillageEDOCS, Inc. dated August 1, 2008 for $900,000 held by Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common. Previously filed as Exhibit 99.2 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.40
Security Agreement dated as of August 1, 2008, by and among VillageEDOCS, Inc, Decision Management Company, Inc. d/b/a Questys Solutions, Inc. and Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common. Previously filed as Exhibit 99.3 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.41
Subordination Agreement dated as of August 1, 2008 by and between The Private Bank of the Peninsula and Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common. Previously filed as Exhibit 99.4 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.42
Form of Promissory Note of VillageEDOCS, Inc. dated August 1, 2008 for $300,000 held by The Silver Lake Group, LLC. Previously filed as Exhibit 99.6 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.43
Form of Security Agreement dated as of August 1, 2008, by and among VillageEDOCS, Inc, GoSolutions, Inc., and The Silver Lake Group LLC. Previously filed as Exhibit 99.7 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.44
Form of Subordination Agreement dated as of August 1, 2008 by and between The Private Bank of the Peninsula and The Silver Lake Group LLC. Previously filed as Exhibit 99.8 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

4.45
Amendment to Secured Promissory Note dated October 31, 2008 by and between VillageEDOCS, Inc. and The Silver Lake Group, LLC. Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on October 31, 2008.**

4.46
Form of Loan and Security Agreement dated February 6, 2008 by and between The Private Bank of the Peninsula and each of the Registrant, MessageVision, Inc., and Tailored Business Systems, Inc. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on February 11, 2008. **

4.47
First Amendment to Loan and Security Agreement dated as of February 24, 2009 by and between The Private Bank of the Peninsula and the Registrant. Previously filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 6, 2009. **

4.48
Promissory Note by and between the Registrant and C. Alan Williams and Joan P. Williams dated May 6, 2009. Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on May 11, 2009.**

4.49
Promissory Note by and between the Registrant and C. Alan Williams and Joan P. Williams dated July 30, 2009. Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 4, 2009.**

10.1
General Release and Noncompetition Agreement dated February 17, 2004 by Stephen A. Garner in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.2
General Release and Noncompetition Agreement dated February 17, 2004 by James L. Campbell in favor of Tailored Business Systems, Inc. previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.3
Lease Agreement dated February 17, 2004 by and between Perimeter Center Partners and Tailored Business Systems, Inc. previously filed as Exhibit 10.5 to the Company's Current Report on Form 8-K filed on February 18, 2004 and incorporated herein by reference. **

10.4
Release of Claims Agreement dated as of April 1, 2005 by Alexander Riess in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.3 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.5
Release of Claims Agreement dated as of April 1, 2005 by William R. Falcon in favor of Phoenix Forms, Inc.  Previously filed as Exhibit 10.4 to the Company's Current Report on Form 8-K filed on April 19, 2005. **

10.6
Executive Employment Agreement, dates as of March 1, 2006, by and between the Company and Jerry T. Kendall.  Previously files as Exhibit 10.1 to the Company's Current Report on Form 8-K filed on March 1, 2006. **

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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference. **

21.1	Subsidiaries of the Registrant.*

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 14, 2009 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated August 14, 2009 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 14, 2009 by K. Mason Conner, Chief Executive Officer.***
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated August 14, 2009 by Michael A. Richard, Chief Financial Officer.***

*	Filed herewith

**	Previously filed

***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: August 14, 2009	By:	/s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer, President, and Director

Dated: August 14, 2009	By:	/s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)