Form 10-Q
period 2009-09-30
VILLAGEEDOCS INC
filed 2009-11-16
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

There were 193,046,613 shares of the Registrant’s common stock outstanding as of October 31, 2009.

VillageEDOCS
Index

i

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Balance Sheets

	September 30,	December 31,
	2009	2008
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$324,433	$567,447
Accounts receivable, net of allowance for doubtful
accounts of approximately $48,000 and $47,000, respectively	1,101,342	1,093,606
Inventories	63,815	41,031
Prepaid expenses and other current assets	122,474	282,397
Debt issuance costs, net	-	17,883
Total current assets	1,612,064	2,002,364

Property and equipment, net	310,788	388,788
Other assets	26,014	28,811
Goodwill	7,244,732	7,244,732
Other intangibles, net	3,308,185	3,826,728
	$12,501,783	$13,491,423
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$483,741	$514,086
Current portion of accrued expenses and other liabilities	1,526,165	1,736,419
Deferred revenue	947,556	1,026,184
Current portion of capital lease obligation	6,895	20,180
Lines of credit	431,292	890,563
Current portion of notes payable and accrued interest payable to related
parties, net of unamortized debt discount of $47,808 and $47,808, respectively	760,563	438,682
Convertible note and accrued interest payable to
related party	-	178,370
Total current liabilities	4,156,212	4,804,484

Accrued expenses and other liabilities, net of current portion	-	81,318
Capital lease obligation, net of current portion	-	1,737
Notes payable and accrued interest payable to related parties, net of current
portion and unamortized debt discount of $39,835 and $75,690, respectively	563,528	604,310
Convertible note and accrued interest payable to related party, net of current portion	183,245	-
Derivative liability	4,650	-
Total liabilities	4,907,635	5,491,849

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized — 48,000,000 shares
Issued and outstanding — 33,500,000 shares	33,500	33,500
(liquidation preference of $1,675,000)
Common stock, par value $0.0001 per share:
Authorized — 500,000,000 shares
Issued and outstanding — 193,046,613 and 180,270,913 shares, respectively	19,305	18,027
Additional paid-in capital	33,943,359	33,618,742
Accumulated deficit	(26,402,016)	(25,670,695)
Total stockholders' equity	7,594,148	7,999,574
	$12,501,783	$13,491,423

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net sales	$3,659,351	$4,273,114	$11,593,193	$10,965,907
Cost of sales	1,539,405	1,661,614	4,567,485	4,444,651
Gross profit	2,119,946	2,611,500	7,025,708	6,521,256
Operating expenses:
Product and technology
development	513,282	448,322	1,545,147	1,219,705
Sales and marketing	505,093	492,427	1,766,448	1,434,132
General and administrative	1,091,475	1,207,825	3,588,019	3,597,800
Depreciation and amortization	221,547	188,378	695,382	554,153
Total operating expenses	2,331,397	2,336,952	7,594,996	6,805,790
Income (loss) from operations	(211,451)	274,548	(569,288)	(284,534)

Change in fair value of derivative liability	-	-	3,100	-
Interest expense	(37,185)	(62,851)	(123,051)	(175,674)
Other income, net	2,103	49,968	12,760	103,371
Income (loss) before provision for
income taxes	(246,533)	261,665	(676,479)	(356,837)

(Provision) benefit for income taxes	(34,624)	57,135	(57,452)	24,137
Net income (loss)	$(281,157)	$318,800	$(733,931)	$(332,700)

Net income (loss) available
to common shareholders per common share:
Basic	$-	$-	$-	$-
Diluted	$-	$-	$-	$-

Weighted average shares outstanding -
Basic	193,046,613	167,118,739	188,460,464	157,606,078
Diluted	193,046,613	201,883,203	188,460,464	157,606,078

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash Flows from Operating Activities:
Net loss	$(733,931)	$(332,700)
Adjustments to reconcile net loss to net cash
provided by operating activities:
Depreciation and amortization	695,382	554,153
Provision for (recovery of) doubtful accounts receivable	521	(10,000)
Estimated fair value of stock options issued to employees for services rendered	202,638	221,016
Estimated fair value of warrants issued to consultants	23,194	75,485
Change in fair value of derivative liability	(3,100)	-
Common stock issued to employees for services	29,651	-
Amortization of debt discount and debt issuance costs	53,738	143,111
Changes in operating assets and liabilities:
Accounts receivable	(8,257)	(118,515)
Inventories	(22,784)	(6,066)
Prepaid expenses and other current assets	106,622	(22,672)
Other assets	2,797	-
Accounts payable	(30,345)	(18,555)
Accrued expenses, other liabilities and interest	(183,647)	(428,206)
Deferred revenue	(78,628)	147,797
Net cash provided by operating activities	53,851	204,848
Cash Flows from Investing Activities:
Purchases of property and equipment	(62,872)	(111,761)
Cash paid in acquisition of QSI, net of cash acquired	-	(286,435)
Costs incurred for purchase of QSI	-	(227,291)
Cash acquired from sale of PFI	-	53,832
Net cash used in investing activities	(62,872)	(571,655)
Cash Flows from Financing Activities:
(Payments) proceeds from lines of credit, net of proceeds/repayments	(459,271)	429,881
Proceeds from notes payable to related parties	865,000	300,000
Payments on notes payable to related parties	(624,700)	-
Cash paid for debt issuance costs	-	(65,000)
Payments on capital lease obligation	(15,022)	(14,149)
Net cash (used in) provided by financing activities	(233,993)	650,732
Net change in cash and cash equivalents	(243,014)	283,925

Cash and cash equivalents, beginning of period	567,447	749,911
Cash and cash equivalents, end of period	$324,433	$1,033,836
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$51,959	$46,866
Income taxes	$144,822	$172,340

continued…

Supplemental Schedule of Noncash Investing	Nine Months Ended September 30,
and Financing Activities:	2009	2008

Issuance of common stock as acquisition cost	$-	$2,200
Issuance of note payable to related party in acquisition	$-	$900,000
Estimated fair value of common stock issued in connection with acquisition	$-	$547,800
Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$2,610	$-
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$6,200	$-
Estimated fair value of warrants issued as debt issuance costs	$-	$149,661
Reclassification of warrant from accrued liabilities to additional paid-in capital	$-	$50,000
Reclassification of common stock issued to employees for services from accrued liabilities to additional paid-in capital	$98,106	$-

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
September 30, 2009 and 2008

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

The Company has evaluated subsequent events through November 16, 2009, the filing date of its Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

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

3.          Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception, and has a working capital deficit ($2,544,148 at September 30, 2009).  The Company’s losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns QSI, GSI, TBS and MVI.

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

The Company believes it will have adequate cash and available borrowing capabilities under its lines of credit to maintain operations until it achieves sustained profitability.  However, until the Company has a history of maintaining revenue levels sufficient to support its operations and improve its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings.  The Company does not expect to generate positive operating cash flows again until at least the second quarter of 2010. Should anticipated cash flows decrease for any reason, management plans to obtain debt and/or equity financing from new and existing stockholders.    There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

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

4.           Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company reports information about segments of its business in its annual financial statements and reports selected segment information in its quarterly reports issued to stockholders. The Company also reports on its entity-wide disclosures about the products and services that it provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's five reportable segments are managed separately based on fundamental differences in their operations. At September 30, 2009, the Company operated in the following five reportable segments (see Note 10):

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

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers.  The Company does not obtain collateral to secure its accounts receivable.  MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary.  At September 30, 2009 and December 31, 2008, the Company has recorded an allowance for doubtful accounts of approximately $48,000 and $47,000, respectively.

For the three months ended September 30, 2009 and 2008, independent representatives of one enterprise accounted for approximately 18% and 21% of total revenues, respectively.

For the nine months ended September 30, 2009 and 2008, independent representatives of one enterprise accounted for approximately 18% and 25% of total revenues, respectively.  For the nine months ended September 30, 2009, independent representatives of another enterprise accounted for approximately 15% of total revenue.

One customer accounted for 14% of accounts receivable at September 30, 2009.  No single customer accounted for more than 10% of accounts receivable at December 31, 2008.

At December 31, 2008, the Company had amounts on deposit with financial institutions in excess of the federally insured limits of $250,000, which approximated $44,000. There were no such concentrations at September 30, 2009.

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

The Company recognizes revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of fair value. Software license revenue generated by TBS and QSI, allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive.  All potentially dilutive shares, approximately 34,957,000 for the three months ended September 30, 2009, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the period.  All potentially dilutive shares, approximately 35,233,000 and 37,455,000 of potentially dilutive shares for the nine months ended September 30, 2009 and 2008, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three months ended September 30, 2008.

	Numerator	Denominator	Per Share
	(Income)	(Shares)	Amount
Basic EPS:
Net income	$318,800	-	$-
Income available to common shareholders	$318,800	167,118,739	$-

Effect of dilutive securities:
Convertible note payable to related party	-	1,264,464	-
Convertible preferred stock	-	33,500,000	-

Diluted EPS:
Income available to common shareholders plus assumed exercises	$318,800	201,883,203	$-

Stock-Based Compensation

At September 30, 2009, the Company had two stock-based compensation plans.

All share-based payments to employees, including grants of employee stock options and restricted stock grants, are recognized in the consolidated financial statements based upon their fair values.  The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards.  Fair value is determined at the date of grant.  The consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.  The estimated weighted average forfeiture rate for the nine months ended September 30, 2009 and 2008, of approximately 14% and 17%, respectively, was based on historical forfeiture experience and estimated future employee forfeitures.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the nine months ended September 30, 2009 and 2008.

Description of Plans

The Company’s equity incentive plans provide for awards of common stock and grants of options to employees and directors of the Company to purchase the Company’s shares, as determined by management and the board of directors, at or above the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of September 30, 2009, the Company is authorized to issue up to 95,000,000 shares under these plans and has approximately 48,000,000 shares available for future issuances.

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

The fair value of options granted was estimated using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2009	2008
Stock options:
Expected term (in years)	5.8	6.0
Expected volatility	185%	264%
Risk-free interest rate	2.09%	3.18%
Expected dividends	-	-

A summary of option activity as of September 30, 2009 and changes during the nine months then ended, is presented below:

	September 30, 2009
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2009	42,730,939	$0.16
Options granted	2,325,000	$0.02
Options forfeited/cancelled	(3,495,000)	$0.13
Options expired	(459,963)	$0.26
Options exercised	-	$-
Options outstanding at September 30, 2009	41,100,976	$0.16	4.6	$-
Options vested or expected to vest at September 30, 2009	39,300,182	$0.17	4.5	$-
Options exercisable at September 30, 2009	28,015,976	$0.21	3.9	$-

The weighted average grant date fair value of options granted during the nine months ended September 30, 2009 and 2008 was $0.01 and $0.04 per option, respectively.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of September 30, 2009, there was approximately $444,000 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 1.8 weighted average years.  The total fair value of vested options issued to employees and directors during the three months ended September 30, 2009 and 2008 was $58,558 and $98,604, respectively, net of estimated forfeitures. The total fair value of vested options issued to employees and directors during the nine months ended September 30, 2009 and 2008 was $202,638 and $221,016, respectively, net of estimated forfeitures.

The expense was recorded in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of sales	$11,367	$-	$48,388	$-
General and administrative	36,844	98,604	125,223	221,016
Sales and marketing	3,330	-	11,323	-
Product and technology development	7,017	-	17,704	-
	$58,558	$98,604	$202,638	$221,016

The measurement date for the fair value of the equity instruments issued to consultants and vendors in exchange for goods and services is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete.  In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement.

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

Goodwill and Other Intangible Assets

Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized.  The Company allocates its goodwill to its various reporting units, determines the carrying value of those businesses, and estimates the fair value of the reporting units so that a two-step goodwill impairment test can be performed.  In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value.  Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred.  Impairment is based on several factors including the Company's projection of future discounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, the Company would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

The Company performed an impairment test on goodwill as of December 31, 2008.  Based on its analysis as of December 31, 2008 and review at September 30, 2009, the Company’s management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of goodwill in the future.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5).  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At September 30, 2009, management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of September 30, 2009 and December 31, 2008, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the three and nine months ended September 30, 2009 and 2008 were insignificant.

Derivative Liability

Effective January 1, 2009, the Company adopted the provisions of an accounting pronouncement which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this pronouncement, 310,000 of issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $0.01, as amended, and expire in February 2018. As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in 2008. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $2,610 to beginning retained earnings and $6,200 to a long-term warrant liability to recognize the fair value of such warrants on such date. During the nine months ended September 30, 2009, the Company issued an additional 155,000 warrants valued at $1,550 using the Black-Scholes option pricing model and recorded as general and administrative expense in the accompanying unaudited condensed consolidated statements of operations and as a derivative liability on the accompanying unaudited condensed consolidated balance sheet.  The fair value of the 465,000 common stock purchase warrants declined to $4,650 as of September 30, 2009. As such, the Company recognized a $3,100 gain from the change in fair value of these warrants for the nine months ended September 30, 2009.

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

	September 30,	January 1,
	2009	2009
Annual dividend yield	—	—
Expected life (years)	8.36	9.70
Risk-free interest rate	3.12%	2.46%
Expected volatility	184%	190%

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

Fair Value Measurement

In September 2006, the Financial Accounting Standards Board (“FASB”) issued a pronouncement which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of this pronouncement by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of this pronouncement, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which the Company adopted on January 1, 2009. The adoption of this pronouncement did not have a material effect on the Company’s financial position or results of operations. The carrying values of cash, accounts receivable, accounts payable, accrued expenses, capital lease obligations, and debt instruments approximate their respective fair values due to the short-term nature of these instruments.

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

				September 30,
	Level 1	Level 2	Level 3	2009
Fair value of warrants	—	—	$4,650	$4,650

Total	$—	$—	$4,650	$4,650

The following table provides a reconciliation of the beginning and ending balances for the Company’s derivative liability measured at fair value using Level 3 inputs:

Balance at December 31, 2008	$—
Cumulative effect of EITF 07-5	6,200
Issuance of warrants	1,550
Change in fair value	(3,100)
Balance at September 30, 2009	$4,650

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the nine months ended September 30, 2009.

New Accounting Pronouncements

In June 2009, the FASB issued a pronouncement which establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under GAAP. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This pronouncement is effective for periods ending after September 15, 2009. The Company does not expect this pronouncement to have a material effect on its consolidated financial position and results of operations.

In April 2009, the FASB issued pronouncements to require disclosures about fair value of financial instruments in interim and annual reporting periods. The pronouncements are effective for interim reporting periods ending after June 15, 2009, which for the Company was the second quarter of fiscal 2009.  The Company has concluded that the application of the pronouncements did not have a material impact on its consolidated financial position and results of operations as of and for the period ended September 30, 2009.

In April 2009, the FASB issued a pronouncement which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009.  The Company has concluded that the application of this pronouncement did not have a material impact on its consolidated financial position and results of operations as of and for the period ended September 30, 2009.

In December 2007, the FASB issued a pronouncement which provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This pronouncement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This pronouncement is effective for business combinations occurring in fiscal years beginning after December 15, 2008. The Company is evaluating the impact this pronouncement will have on any future business combinations.

In July 2009, the FASB issued a pronouncement which excludes all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. The Company expects to adopt this pronouncement on January 1, 2010 and does not expect the adoption of this pronouncement to have a material impact on its consolidated financial position and results of operations.

In September 2009, the FASB ratified a pronouncement which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This pronouncement eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new pronouncement may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. The Company expects to adopt this pronouncement on January 1, 2010 and the Company is currently evaluating the impact of this pronouncement on its consolidated financial position and results of operations.

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

The pro forma combined historical results, as if QSI had been acquired as of January 1, 2008, are estimated as follows:

	Three Months	Nine Months
	Ended	Ended
	September 30, 2008	September 30, 2008
Net sales	$4,455,104	$12,763,450
Net income (loss)	$137,181	$(235,818)
Weighted average common shares outstanding:
basic and diluted	174,770,913	174,770,913
Loss per share:
basic and diluted	$-	$-

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

Other intangibles consist of the following as of September 30, 2009:

	Estimated Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(174,565)	$75,435

TBS:
Customer list	Ten	$500,000	$(281,250)	$218,750
Trade name	Five	50,000	(50,000)	-
		$550,000	$(331,250)	$218,750
QSI:
Customer relationships	Ten	$730,000	$(85,167)	$644,833
Technology	Five	390,000	(91,000)	299,000
Trade name	Five	210,000	(49,000)	161,000
Covenant not to compete	Two	70,000	(40,833)	29,167
		$1,400,000	$(266,000)	$1,134,000
GSI:
Customer relationships	Ten	$2,200,000	$(751,667)	$1,448,333
Technology	Five	490,000	(334,833)	155,167
Trade names and marks	Ten	420,000	(143,500)	276,500
		$3,110,000	$(1,230,000)	$1,880,000

		$5,310,000	$(2,001,815)	$3,308,185

Amortization of other intangible assets was $172,431 and $117,931, respectively, during the three months ended September 30, 2009 and 2008, and $518,543 and $353,791, respectively, during the nine months ended September 30, 2009 and 2008.  During the nine months ended September 30, 2009, the Company did not acquire or dispose of any intangible assets.

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

During 2008, the Company paid a facility fee of $15,000 to the Bank in connection with the Line and paid a finder’s fee in the amount of $50,000 to Dragonfly Capital Partners LLC (“Dragonfly”).  In addition, the Company issued the Bank and Dragonfly warrants to purchase shares of its common stock (see Note 7).  The Company recorded the finders’ fees and warrants as debt issuance costs in the accompanying consolidated balance sheets at September 30, 2009 and amortized $0 and $ 5,417, respectively, of the cash fees to interest expense during the three and nine months then ended.  The Company amortized $16,252 and $43,337, respectively, of the cash fees to interest expense during the three and nine months ended September 30, 2008.  Effective January 1, 2009, the Company issued an additional 235,000 warrants to the Bank (see Note 7) and the Company reclassified the Bank’s warrants from additional paid-in capital to a derivative liability in connection with the adoption of an accounting pronouncement and the reset features of the Bank’s warrant agreement.  The warrants were valued using the Black-Scholes option pricing model at $4,310.

Outstanding advances under the Line are secured by a first lien position on all of the Company’s accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on its inventory, intellectual property, and equipment.  As of September 30, 2009, there were outstanding borrowings of $431,292 on the Line and the Company was in compliance with all loan covenants, except a quarterly income covenant.  As of November 16, 2009, the Company is negotiating a covenant waiver with the Bank, and it is not known whether the Company will be subject to any penalties or limitations as a result of the failure to obtain a waiver.  Availability on the Line as of September 30, 2009 was approximately $174,000.

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

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit (“TBS RLOC”) with a financial institution.  As of September 30, 2009, the TBS RLOC had become inactive due to lack of use and was not renewed.  Renewal of the TBS RLOC was not offered by the financial institution because the assets of TBS are encumbered in connection with the Line (see above).

QSI had an unsecured line of credit agreement with a financial institution for borrowings up to the maximum of $100,000 with no maturity date (“QSI RLOC”).  Borrowings bore interest at the prime rate, plus 2.775%.  On August 3, 2009, as stipulated by the QSI acquisition agreements, the Company repaid the outstanding borrowings of $100,000 in full and closed the line of credit using the proceeds of the Williams July 2009 Note (see below).

Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic

Effective August 1, 2008 and in connection with the acquisition of Questys (see Note 5), the Company issued a secured promissory note to the Pavlovics (the “Pavlovic Note”) in the amount of $900,000.  The Pavlovics are a related party as a result of the common stock issued to them by the Company in connection with the acquisition of Questys.  The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011.  Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011.  On August 1, 2009, the Company paid the first installment of $300,000 using the proceeds of the Williams July 2009 Note (see below).  The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008.  Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

In connection with the issuance of the Pavlovic Note, the Company recorded a debt discount of $126,871 as a result of imputed interest.  The Company is amortizing the discount using the effective interest method through August 1, 2011.  During the three and nine months ended September 30, 2009, $7,048 and $31,718, respectively, of interest expense was recognized in connection with the amortization of debt discount related to this note.

Prior to August 1, 2008 (effective date of acquisition of Questys), the Pavlovics made aggregate advances to Questys in the amount of $115,000, which were assumed in the acquisition (the “Pavlovic Shareholder Debt”).  The Pavlovic Shareholder Debt is non-interest bearing and the Company and the Pavlovics have agreed to the repayment of the outstanding balance as follows:  (i) $35,000 on or before August 4, 2009, (ii) $40,000 on or before August 4, 2010, and (iii) $40,000 on or before the August 4, 2011.  On August 3, 2009, the Company paid the first installment of $35,000 using the proceeds of the Williams July 2009 Note (see below).

In connection with the acquisition of the Pavlovic Shareholder Debt, the Company recorded a debt discount of $16,546 as a result of imputed interest.  The Company is amortizing the discount using the effective interest method through August 1, 2011.  During the three and nine months ended September 30, 2009, $919 and $4,137, respectively, of interest expense was recognized in connection with the amortization of debt discount related to this debt.

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

On October 30, 2008, VillageEDOCS, Inc. and SLG entered into an Amendment to Secured Promissory Note (“Amendment”) to modify the maturity date, interest rate, and repayment terms of the SLG Note.  As of October 31, 2008, the remaining principal balance of the SLG Note, as amended, was $250,000 and no interest was outstanding.  Pursuant to the Amendment, the SLG Note matured on March 31, 2009 and bore interest from November 1, 2008 at a rate of twelve percent (12%) per annum.  As of September 30, 2009, the SLG Note was paid in full.  The SLG Note was secured by the accounts receivable of GoSolutions, Inc., our wholly-owned subsidiary, as defined in a Security Agreement dated as of August 1, 2008.  Payment obligations under the SLG Note were subordinate in certain respects to the rights of the Bank to the extent set forth in a Subordination Agreement entered into effective August 1, 2008.

C. Alan and Joan P. Williams

On May 6, 2009 the Company arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $430,000 (the “Williams May 2009 Note”).  The Williams May 2009 Note bears a per annum interest rate equal to the most favorable rate paid by the Williams plus two percent (2%).  The Company’s interest rate in effect through September 30, 2009 with respect to the Williams May 2009 Note was 4.87%.  The interest rate may be adjusted once per month.  The term of the Williams May 2009 Note is thirty-six (36) months, with monthly installments paid by the Company consisting of principal and interest on the first of each month, beginning on August 1, 2009.  As of September 30, 2009, the Company recorded accrued interest of $4,944 in the accompanying unaudited condensed consolidated balance sheet which is payable upon maturity. The Williams May 2009 Note matures on August 1, 2012.  Should the Company fail to make payments for a period of ninety (90) days, a default shall occur.  Upon the default, the Company shall pay a penalty interest rate in the amount of the William’s rate plus six percent (6%) on the unpaid amounts until the default is cured.  As of September 30, 2009, the Company had not defaulted on the note.

Payment obligations under the Williams May 2009 Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula.

The Company used the proceeds from the Williams May 2009 Note, to retire the RLOC on May 8, 2009 (see above).  The terms of the Williams May 2009 Note were deemed more favorable to the Company than the renewal terms offered by the financial institution.

On July 30, 2009 the Company arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $435,000 (the “Williams July 2009 Note”).  The Williams July 2009 Note bears interest at ten percent (10%) per annum.  The term of the Williams July 2009 Note is twelve (12) months, with monthly installments paid by the Company at the end of each month consisting of principal and interest, beginning on July 31, 2009.  The Williams July 2009 Note matures on July 1, 2010.  Should the Company fail to make payments for a period of ninety (90) days, a default shall occur.  Upon the default, the Company shall pay a penalty interest rate in the amount of fifteen percent (15%) per annum on the unpaid amounts until the default is cured.  As of September 30, 2009, the Company had not defaulted on the note.

Payment obligations under the Williams July 2009 Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula.

The Company used the proceeds from the Williams July 2009 Note, to retire a line of credit with a financial institution on August 4, 2009 and to make installment payments to Vojin and Gloria Hadzi-Pavlovic pursuant to the agreement for the Company’s purchase of QSI dated as of August 1, 2008 (see Note 5).

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent (10%) per annum (the “Williams Convertible Note”).  During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of the Company's common stock.   In October 2009, the Williams agreed to extend the due date of the note to October 31, 2011 (see Note 11).  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2011; 2) acquisition of a controlling interest in the Company by a third party; or 3) the Company achieves equity financing of a minimum of $3,000,000.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share.  As an incentive for Mr. and Mrs. Williams to provide the loan, the Company issued them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.  Effective February 17, 2009, the Company and the Williams agreed to extend the expiration date of the warrant to February 16, 2012 in exchange for the Williams’ agreement to extend their guaranty of the RLOC through December 31, 2010.  The extension of the warrants did not have a material effect on the unaudited condensed consolidated financial statements.

During the three and nine months ended September 30, 2009, $18,477 and $24,926, respectively of interest expense was recognized in connection with these notes.

At September 30, 2009, the amount owed by the Company to the Williams pursuant to the unpaid balance of the Williams May 2009 Note was $396,513 in principal and $4,944 in unpaid interest.  The interest rate in effect as of September 30, 2009 was 4.87% per annum.

At September 30, 2009, the amount owed by the Company to the Williams pursuant to the unpaid balance of the Williams July 2009 Note was $330,277 in principal and $0 in unpaid interest.  The interest rate in effect as of September 30, 2009 was 10% per annum.

At September 30, 2009, the amount owed by the Company to the Williams pursuant to the unpaid balance of the Williams Convertible Note was $65,000 in principal and $118,245 in unpaid interest.  The interest rate in effect as of September 30, 2009 was 10% per annum.

At December 31, 2008, the amount owed by the Company to the Williams pursuant to the Williams Convertible Note was $65,000 in principal and $113,370 in unpaid interest.

Interest Expense

Interest expense recognized on all lines of credit and notes payable was $37,185 and $123,051, respectively, during the three and nine months ended September 30, 2009, and $62,851 and $175,674, respectively during the three and nine months ended September 30, 2008.

Interest expense noted above included non-cash charges (related to amortization of debt discount and debt issuance costs) of $53,738 and $143,111, respectively, during the 2009 and 2008 nine-month periods.

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

During the nine months ended September 30, 2009, the Company granted to its employees options to purchase 2,325,000 shares of its common stock under the 2002 Plan at a weighted average exercise price of $0.02 per share.  All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through August 2016.  During the nine months ended September 30, 2009, options to purchase 3,954,963 shares were forfeited due to their expiration or cancellation.

c.	Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

In December 2008, and in connection with a retainer agreement dated September 15, 2007 that was cancelled by the Company effective February 28, 2009, the Company issued a warrant to purchase 1,304,074 shares of its common stock at $0.023 per share (fair value on the measurement date) to a consultant in consideration for public relations services.  The warrant vested immediately and is exercisable over a five year period from date of grant.  The warrant was valued using the Black-Scholes option pricing model, was valued at $26,001, was recorded as prepaid consulting expense, and is being amortized to general and administrative expense in the Company’s statements of operations over the three month service period that began on December 1, 2008.  During the three and nine months ended September 30, 2009, the Company recorded $0 and $17,334, respectively, of consulting expense in connection with this warrant.

In consideration for the Line, (see Note 6) the Company issued the Bank an immediately exercisable warrant to purchase 75,000 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2018.  The warrants were valued using the Black-Scholes option pricing model at $4,500 and were recorded as debt issuance cost in the accompanying unaudited condensed consolidated balance sheet at September 30, 2009.  The Company is amortizing such cost over the one-year life of the related debt instrument.  During the three and nine months ended September 30, 2009, the Company recorded $0 and $375, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations.  Effective January 1, 2009, the Company reclassified the fair value of these warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in February 2008 and issued an additional 390,000 warrants to the Bank pursuant to the terms of the warrant agreement valued at $5,860 using the Black-Scholes option pricing model (see the heading “Derivative Liability” under Note 4), which was expensed during the nine months ended September 30, 2009.

As a finder’s fee for the Line (see Note 6), the Company issued Dragonfly an immediately exercisable warrant to purchase 2,419,355 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2013.  The warrants were valued using the Black-Scholes option pricing model at $145,161 and were recorded as debt issuance cost in the accompanying unaudited condensed consolidated balance sheet at September 30, 2009.  The Company amortized such cost over the one-year life of the related debt instrument.  During the three and nine months ended September 30, 2009, the Company recorded $0 and $12,091, respectively, of interest expense, and during the three and nine months ended September 30, 2008, the Company recorded $36,290 and $96,774, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations.

On February 8, 2008, the Company issued Agile Equity LLC an immediately exercisable warrant to purchase 653,214 shares of its common stock at $0.077 per share through February 8, 2009 in consideration for consulting services rendered.  The warrant was valued at $50,484 based on the Black-Scholes option pricing model. During the three and nine months ended September 30, 2008, the Company expensed consulting fees of $0 and $484, respectively, in accordance with the timing of the services performed.

On October 1, 2007, and in connection with a retainer agreement dated September 15, 2007, the Company issued a warrant to purchase 2,000,000 shares of its common stock at $0.05 per share (fair value on the measurement date) to a consultant in consideration for public relations services.  The warrants are exercisable over a five year period from date of grant.  The warrants were valued using the Black-Scholes option pricing model, were valued at $100,000, and were recorded as general and administrative expense in the Company’s statements of operations over the twelve month vesting period that began on September 15, 2007.  During the three and nine months ended September 30, 2008, the Company recorded $25,001, and $75,001, respectively, of such expense in the accompanying unaudited condensed consolidated statements of operations.

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

Rent expense for the three and nine months ended September 30, 2009 was $121,186 (including $59,842 of related party rent) and $371,692 (including $174,695 of related party rent), respectively.

Rent expense for the three and nine months ended September 30, 2008 was $133,976 (including $109,080 of related party rent) and $368,631 (including $227,361 of related party rent), respectively.

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

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with accounting principles generally accepted in the United States of America:

	Three Months	Three Months	Nine Months	Nine Months
	ended / As of	ended	ended / As of	ended
	September 30	September 30	September 30	September 30
	2009	2008	2009	2008

Net revenue from external customers:

Electronic document delivery	$641,817	$742,117	$1,979,495	$2,124,344
Government accounting solutions	1,345,266	1,530,089	3,451,276	3,873,142
Electronic content management	409,150	447,408	1,669,467	447,408
Integrated communications	1,263,118	1,553,500	4,492,955	4,521,013
Corporate	-	-	-	-
Total net revenue from external customers:	$3,659,351	$4,273,114	$11,593,193	$10,965,907

Income (loss) from operations:

Electronic document delivery	$147,754	$148,514	$398,181	$325,150
Government accounting solutions	167,046	259,028	228,634	353,122
Electronic content management	(234,534)	13,244	(476,399)	13,244
Integrated communications	146,325	407,724	704,581	854,405
Corporate	(438,042)	(553,962)	(1,424,285)	(1,830,455)
Total income (loss) from operations:	$(211,451)	$274,548	$(569,288)	$(284,534)

Depreciation and amortization:

Electronic document delivery	$18,479	$22,566	$59,279	$62,999
Government accounting solutions	19,366	24,824	63,564	75,524
Electronic content management	65,760	6,739	199,829	6,739
Integrated communications	105,012	121,319	333,918	369,522
Corporate	12,930	12,930	38,792	39,369
Total depreciation and amortization:	$221,547	$188,378	$695,382	$554,153

Interest expense:

Electronic document delivery	$4,257	$2,678	$11,499	$3,634
Government accounting solutions	154	2,791	11,406	6,152
Electronic content management	7,248	(5,470)	19,051	(5,470)
Integrated communications	-	(77)	-	(350)
Corporate	25,526	62,929	81,095	171,708
Total interest expense:	$37,185	$62,851	$123,051	$175,674

continued…

	Three Months	Three Months	Nine Months	Nine Months
	ended / As of	ended	ended / As of	ended
	September 30	September 30	September 30	September 30
	2009	2008	2009	2008
Net income (loss):

Electronic document delivery	$143,346	$145,836	$381,778	$308,448
Government accounting solutions	166,892	253,943	214,585	344,676
Electronic content management	(241,782)	60,494	(488,825)	60,494
Integrated communications	148,706	405,933	706,885	879,913
Corporate	(498,319)	(547,406)	(1,548,354)	(1,926,231)
Total net income (loss):	$(281,157)	$318,800	$(733,931)	$(332,700)

Identifiable assets:

Electronic document delivery	$578,643		$578,643
Government accounting solutions	3,716,412		3,716,412
Electronic content management	2,353,673		2,353,673
Integrated communications	5,711,857		5,711,857
Corporate	141,198		141,198
Total identifiable assets:	$12,501,783		$12,501,783

Capital expenditures:

Electronic document delivery	$6,376	$35,095	$28,578	$60,456
Government accounting solutions	6,588	3,864	8,626	8,664
Electronic content management	3,377	3,131	10,346	3,131
Integrated communications	9,227	(4,165)	15,322	39,510
Corporate	-	-	-	-
Total capital expenditures:	$25,568	$37,925	$62,872	$111,761

11.  Subsequent Event

Effective October 22, 2009, C. Alan Williams and Joan P. Williams agreed to extend the due date of a $65,000 convertible promissory note to October 31, 2011.  Accordingly, we have classified the note along with interest accrued thereon as a non-current liability in the balance sheet of the accompanying unaudited condensed consolidated financial statements.

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

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated balance sheet as of September 30, 2009, and the unaudited condensed consolidated statements of operations for the three and nine months ended September 30, 2009 and 2008, the unaudited condensed consolidated statements of cash flows for the nine months ended September 30, 2009 and 2008, and the related notes thereto as well as the audited consolidated financial statements of the Company for the year ended December 31, 2008 included in the Company’s Annual Report on Form 10-K filed with the SEC on March 31, 2009.

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

Effective August 1, 2008, we purchased Decision Management Company, Inc. d/b/a Questys Solutions (“Questys,” “QSI”).  This acquisition has caused our results of operations for the first nine months of 2009 to vary significantly from those reported for the first nine months of 2008.  See Note 5 to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information regarding the acquisition.

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

Our target markets include Financial Services, Healthcare, Manufacturing, and Local Government, and we serve approximately 1,500 active clients with approximately 20,000 users.

While we do have some sources of non-recurring revenue, such as hardware sales and third party software, we focus on developing and maintaining sources of monthly recurring revenue, such as providing subscribers with solutions for their critical day to day business processes for the movement, processing, and storage of business information.

Key Items in First Nine Months of 2009

▪	Consolidated net revenue for the nine months ended September 30, 2009 increased by 6% over the 2008 period;

▪	Gross margin improved to 61% compared to 59% in the 2008 period due to sales mix differences;

▪	Operating expenses increased by 12% compared to the prior year period and represented 66% of sales compared to 62% of sales in the 2008 period;

▪
The most significant factor in the increase is the addition of the operating expenses of QSI for the first nine months of 2009, compared to two months during the 2008 period.  In addition, GSI’s operating expenses increased 5%;

▪	Operating expenses decreased at Corporate (-22%), MVI (-14%), and TBS (-1%);

▪
Net income increased 24% at MVI and net loss decreased 20% at Corporate; however, these improvements were offset by a net loss of $488,825 at QSI and decreases of 38% and 20% at TBS and GSI, respectively;

▪	Net loss for the nine months ended September 30, 2009 was $733,931, a 121% change from the net loss of $332,700 reported for the 2008 period; and

▪	We retired approximately $184,000 in accrued expenses that existed as of December 31, 2008.

▪	Our net borrowings pursuant to lines of credit and notes payable decreased by approximately $219,000 in the nine months ended September 30, 2009.

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

Capital Formation

During the remainder of 2009 and continuing into the first half of 2010, we are actively seeking additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders.  Although we believe we will generate adequate cash to sustain operations at current levels in conjunction with borrowings from our existing lines of credit, we will require additional funding should we wish to complete acquisitions or to accelerate revenue growth from existing lines of business.  In addition, should we be required to repay certain of our debt instruments prior to maturity, we will require additional funding.  We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to achieve or maintain profitable operations.

In spite of the impact of new laws, regulations, and accounting pronouncements that have significantly increased our cost of operating as a public company, we intend to contain general and administrative costs where possible.  However, we expect to incur significant costs during the remainder of 2009 and in 2010 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002, including new infrastructure required to remediate certain material weaknesses we have identified in our internal controls over financial reporting.  Should additional growth capital become available during the remainder of 2009 and the first half of 2010, we intend to direct the capital toward increasing sales and marketing while holding down costs for non-essential general and administrative as well as product and technology expenses to the extent possible.

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

Weakness in the financial markets and the economy in general

Weakness in the financial markets and in the economy as a whole has adversely affected and may continue to adversely affect segments of our customers, which has resulted and may continue to result in decreased usage levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.  Certain segments of our customers - those whose business activity is tied to the health of the credit markets and the broader economy, such as banks, brokerage firms and those in the real estate industry - have been and may continue to be adversely affected by the current turmoil in the credit markets and weakness in the general economy. To the extent our customers’ businesses have been adversely affected by these economic factors, we have and may continue to experience a decrease in usage-based revenue and sales of our software products. In addition, continued weakness in the economy has adversely affected and may continue to adversely affect our customer retention rates and the number of our new customer acquisitions. These factors have adversely impacted, and may continue to adversely impact, our revenues and our ability to achieve cash flow growth during the remainder of 2009 and through at least the first half of 2010.  However, we believe increased value to our shareholders can still be achieved through a combination of a focus on innovation to support productivity and disciplined expense control, while we continue to invest prudently in sales and marketing and product development to support long-term profitable growth.

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

Effective January 1, 2009, we adopted the provisions of an accounting pronouncement which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this pronouncement, certain of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as more fully described in Note 4 to the accompanying unaudited condensed consolidated financial statements.

In September 2006, the FASB issued a pronouncement which defines fair value, establishes a framework for measuring fair value in GAAP, and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of this pronouncement by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of this pronouncement, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which the Company adopted on January 1, 2009. The adoption of this pronouncement did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable, accounts payable, accrued expenses, capital lease obligations, and debt instruments approximate their respective fair values due to the short-term nature of these instruments.

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

Three Months Ended September 30, 2009 Compared to Three Months Ended September 30, 2008

Net Revenue from External Customers

Net revenue from external customers for the three months ended September 30, 2009 was $3,659,351, a 14% decrease compared to net revenue for the prior year quarter of $4,273,114.

For the three months ended September 30, 2009, QSI, GSI, TBS, and MVI generated 11%, 35%, 37% and 18% of our net revenue, respectively.  For the three months ended September 30, 2008, QSI, GSI, TBS, and MVI generated 10%, 36%, 36% and 17% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months Ended	Three Months Ended	Variance
	September 30, 2009	September 30, 2008	Amount	Percent

Net revenue from external customers:

Electronic document delivery services (MVI)	$641,817	$742,117	$(100,300)	-14%
Government accounting solutions (TBS)	1,345,266	1,530,089	(184,823)	-12%
Electronic content management (QSI)	409,150	447,408	(38,258)	-9%
Integrated communications (GSI)	1,263,118	1,553,500	(290,382)	-19%
Corporate	-	-	-	*
Total net revenue from external customers	$3,659,351	$4,273,114	$(613,763)	-14%
* calculation is not meaningful

Revenue decreased 19% at GSI due to decreases in user subscription fees and revenue from corporate clients.

Revenue decreased 12% at TBS due to decreases in revenue from printing, software, maintenance, and hardware sales.  These decreases were partially offset by an increase in revenue from online services.

Revenue decreased 14% at MVI due to a decrease in outbound revenue as a result of customer attrition and reduced usage volumes.

Revenue decrease 19% at QSI due to lower software sales compared to the prior year quarter.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Three Months Ended	Three Months Ended	Variance
	September 30, 2009	September 30, 2008	Amount	Percent

Cost of sales:

Electronic document delivery services (MVI)	$227,764	$269,002	$(41,238)	-15%
Government accounting solutions (TBS)	867,471	1,003,456	(135,985)	-14%
Electronic content management (QSI)	170,379	111,256	59,123	53%
Integrated communications (GSI)	273,791	277,900	(4,109)	-1%
Corporate	-	-	-	*
Total cost of sales:	$1,539,405	$1,661,614	$(122,209)	-7%
* calculation is not meaningful

Total cost of sales represented 42% and 39% of net sales during the 2009 and 2008 quarters, respectively.

Cost of sales for MVI for the three months ended September 30, 2009 represented 35% of MVI’s net sales as compared with 36% in the 2008 quarter as a result of reduced telecommunications expenses.

Cost of sales for TBS for the three months ended September 30, 2009 represented 64% of TBS’ net sales as compared with 66% in the 2008 quarter.  The decreased costs at TBS were attributable to a reduction in lower margin third-party hardware sales.

Cost of sales for GSI for the three months ended September 30, 2009 and 2008 represented 22% of GSI’s net sales as compared with 18% in the 2008 quarter because fixed cost of sales were not subject to reduction as revenue declined.

Cost of sales for QSI for the three months ended September 30, 2009 and 2008 represented 42% of GSI’s net sales as compared with 25% in the 2008 quarter because fixed cost of sales were not subject to reduction as revenue declined.

On a consolidated basis, cost of sales in the 2009 quarter included $11,367 in compensation expense related to the vesting of stock options, compared to $0 in the 2008 quarter.

Gross Profit

Gross profit for the three months ended September 30, 2009 decreased 19% to $2,119,946 as compared to $2,611,500 for the 2008 quarter.  The decrease in the 2009 quarter of $491,554 resulted from decreases of $59,062, $48,838, $97,381 and $286,273 from MVI, TBS, QSI, and GSI, respectively.   Gross profit margin for the 2009 and 2008 quarters was 58% and 61%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Three Months Ended	Three Months Ended	Variance
	September 30, 2009	September 30, 2008	Amount	Percent

Operating expenses:

Electronic document delivery services (MVI)	$266,299	$324,601	$(58,302)	-18%
Government accounting solutions (TBS)	310,749	267,605	43,144	16%
Electronic content management (QSI)	473,305	322,908	150,397	47%
Integrated communications (GSI)	843,002	867,876	(24,874)	-3%
Corporate	438,042	553,962	(115,920)	-21%
Total operating expenses:	$2,331,397	$2,336,952	$(5,555)	0%
* calculation is not meaningful

During the three months ended September 30, 2009, the operating expenses of Corporate decreased 21% as a result of decreased compensation, recruiting fees, insurance, and consulting expenses.  These decreases were offset by increases in filing fees, travel, legal fees, and accounting fees paid for non-audit services that for compliance reasons were not included in the services performed by our independent registered public accounting firm.

During the three months ended September 30, 2009, MVI’s operating expenses decreased by $58,302 (-18%) compared to the 2008 quarter.  Product and technology development increased by $17,184 (+21%) due to staff changes.  Sales and marketing decreased by $43,993 (-50%) as a result of reduced staff expenses and advertising.  General and administrative decreased by $27,406 (-20%) due to decreased bad debt and insurance expenses.  Depreciation and amortization expense decreased by $4,087 (-18%).

During the three months ended September 30, 2009, operating expenses at TBS increased by 16% compared to the 2008 quarter.  Product and technology development decreased $2,123 (-6%) due to lower contractor fees.  Sales and marketing decreased by $6,998 (-10%) due to lower bonus expenses and advertising.  General and administrative increased by $57,723 (+43%) on higher travel, bank charges, insurance, and utilities.   Depreciation and amortization expenses decreased by $5,458 (-22%).

During the three months ended September 30, 2009, GSI’s operating expenses decreased 3% compared to the 2008 quarter.  Product and technology development increased by $19,631 (+10%) due to staff changes.  Sales and marketing increased by $32,101 (+13%) due to increased travel, trade show, and compensation expense, including reseller commissions.  General and administrative decreased by $60,299 (-20%) due to decreased staffing and lower bank fees resulting from lower transaction volume.  Depreciation and amortization expenses decreased by $16,307 (-13%).

During the three months ended September 30, 2009, QSI’s operating expenses increased 47% compared to the 2008 quarter.  Product and technology development increased by $30,268.  Sales and marketing increased by $50,726.  General and administrative increased by $10,382.  All such increases resulted from comparing three months in 2009 compared with two months (from the August 1, 2009 date of acquisition) in the 2008 quarter.  Depreciation and amortization expenses increased by $59,021 as a result of greater intangible asset amortization.

On a consolidated basis, operating expenses in the 2009 quarter included $47,191in compensation expense related to the vesting of stock options, compared to $98,604 in the 2008 quarter.

Operating Income (Loss):

As a result of the foregoing, the Company reported an operating loss for the three months ended September 30, 2009 of $211,451, compared to an operating income of $274,548 for the three months ended September 30, 2008.

The following is a comparison of the components of consolidated income (loss) from operations:

	Three Months Ended	Three Months Ended	Variance
	September 30, 2009	September 30, 2008	Amount	Percent

Operating income (loss):

Electronic document delivery services (MVI)	$147,754	$148,514	$(760)	-1%
Government accounting solutions (TBS)	167,046	259,028	(91,982)	-36%
Electronic content management (QSI)	(234,534)	13,244	(247,778)	*
Integrated communications (GSI)	146,325	407,724	(261,399)	-64%
Corporate	(438,042)	(553,962)	115,920	21%
Total operating income (loss)	$(211,451)	$274,548	$(485,999)	*
* calculation is not meaningful

Each of MVI, TBS, QSI, and GSI reported lower operating income compared to the prior year quarter, which were partially offset by a lower operating loss from Corporate.

Interest Expense, net

Interest expense, net for the three months ended September 30, 2009 decreased by $25,666 to $37,185 from the $62,851 reported in the 2008 quarter.  The most significant factor in the decrease was a reduction in the amortization of debt issue costs, which was partially offset by higher interest charges incurred in connection with the Company’s borrowings.

Other Income, net

Other income, net for the three months ended September 30, 2009 was $2,103 compared to other income, net of $49,968 reported in the 2008 quarter.  In each of the quarters, we recorded other income and expense related to settlement of liabilities related to prior years.  In the 2008 quarter, this included an adjustment for income tax.

Net Income (Loss)

As a result of the foregoing, net loss for the three months ended September 30, 2009 was $281,157, compared to a net income of $318,800, for the three months ended September 30, 2008.

Basic and diluted loss per share for the three months ended September 30, 2009 was $0.00 and $0.00 per share, respectively, based on weighted average shares of 193,046,613 and 193,046,613, respectively.

Basic and diluted net income per share for the three months ended September 30, 2008 was $0.00 and $0.00 per share, respectively, based on weighted average shares of 167,118,739 and 201,883,203, respectively.

The following is a comparison of the components of consolidated net income (loss):

	Three Months Ended	Three Months Ended	Variance
	September 30, 2009	September 30, 2008	Amount	Percent

Net income (loss):

Electronic document delivery services (MVI)	$143,346	$145,836	$(2,490)	-2%
Government accounting solutions (TBS)	166,892	253,943	(87,051)	-34%
Electronic content management (QSI)	(241,782)	60,494	(302,276)	*
Integrated communications (GSI)	148,706	405,933	(257,227)	-63%
Corporate	(498,319)	(547,406)	49,087	9%
Total net income (loss)	$(281,157)	$318,800	$(599,957)	-188%
* calculation is not meaningful

Nine Months Ended September 30, 2009 Compared to Nine Months Ended September 30, 2008

Net Revenue from External Customers

Net revenue from external customers for the nine months ended September 30, 2009 was $11,593,193, a 6% increase over net revenue for the prior year period of $10,965,907.

For the nine months ended September 30, 2009, QSI, GSI, TBS, and MVI generated 14%, 39%, 30% and 17% of our net revenue, respectively.  For the nine months ended September 30, 2008, QSI, GSI, TBS, and MVI generated 4%, 42%, 35% and 19% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2009	September 30, 2008	Amount	Percent

Net revenue from external customers:

Electronic document delivery services (MVI)	$1,979,495	$2,124,344	$(144,849)	-7%
Government accounting solutions (TBS)	3,451,276	3,873,142	(421,866)	-11%
Electronic content management (QSI)	1,669,467	447,408	1,222,059	273%
Integrated communications (GSI)	4,492,955	4,521,013	(28,058)	-1%
Corporate	-	-	-	*
Total net revenue from external customers	$11,593,193	$10,965,907	$627,286	6%
* calculation is not meaningful

Revenue decreased 1% at GSI due to decreases in user subscription fees and revenue from corporate clients.

Revenue decreased 11% at TBS due to decreases in revenue from printing, software, maintenance, and hardware sales.  These decreases were partially offset by an increase in revenue from online services.

Revenue decreased 7% at MVI due to a decrease in outbound revenue as a result of customer attrition and reduced usage volumes.

Revenue increased 273% at QSI due to comparing nine months in the 2009 period with two months in the 2008 period (from August 1, 2008, the date of acquisition).  On a pro forma basis, QSI’s revenue for the nine months ended September 30, 2008 was $2,244,951.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2009	September 30, 2008	Amount	Percent

Cost of sales:

Electronic document delivery services (MVI)	$764,337	$846,127	$(81,790)	-10%
Government accounting solutions (TBS)	2,325,160	2,616,323	(291,163)	-11%
Electronic content management (QSI)	618,145	111,256	506,889	456%
Integrated communications (GSI)	859,843	870,945	(11,102)	-1%
Corporate	-	-	-	*
Total cost of sales:	$4,567,485	$4,444,651	$122,834	3%
* calculation is not meaningful

Total cost of sales represented 39% and 41% of net sales during the 2009 and 2008 nine month periods, respectively.

Cost of sales for MVI for the nine months ended September 30, 2009 represented 39% of MVI’s net sales as compared with 40% in the 2008 period as a result of reduced telecommunications expenses.

Cost of sales for TBS for the nine months ended September 30, 2009 and 2008 represented 67% of TBS’s net sales as compared with 68% in the 2008 period as a result of lower hardware sales.

Cost of sales for GSI for the nine months ended September 30, 2009 and 2008 represented 19% of GSI’s net sales in each period.

Cost of sales for QSI for the nine months ended September 30, 2009 represented 37% of QSI’s net sales as compared with 25% in the 2008 period as a result of lower sales of software, which produce higher margins than support revenue.

On a consolidated basis, cost of sales in the 2009 period included $48,388 in compensation expense related to the vesting of stock options, compared to $0 in the 2008 period.

Gross Profit

Gross profit for the nine months ended September 30, 2009 increased 8% to $7,025,708 as compared to $6,521,256 for the 2008 period.  The increase in the 2009 period of $504,452 resulted from an increase of $715,170 from QSI (nine months in 2009 compared to two months in 2008), which was offset by decreases of $63,059, $130,703, and $16,956 from MVI, TBS, and GSI, respectively.  Gross profit margin for the 2009 and 2008 nine month periods was 61% and 59%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2009	September 30, 2008	Amount	Percent

Operating expenses

Electronic document delivery services (MVI)	$816,977	$953,067	$(136,090)	-14%
Government accounting solutions (TBS)	897,482	903,697	(6,215)	-1%
Electronic content management (QSI)	1,527,721	322,908	1,204,813	373%
Integrated communications (GSI)	2,928,531	2,795,663	132,868	5%
Corporate	1,424,285	1,830,455	(406,170)	-22%
Total operating expenses:	$7,594,996	$6,805,790	$789,206	12%

During the nine months ended September 30, 2009, the operating expenses of Corporate decreased 22% as a result of decreased compensation, recruiting fees, consulting, and insurance expenses.  These decreases were offset by increases in filing fees, director fees, and accounting fees paid for non-audit services that for compliance reasons were not included in the services performed by our independent registered public accounting firm.

During the nine months ended September 30, 2009, MVI’s operating expenses decreased 14% compared to the 2008 period.  Product and technology development increased $1,585 (+1%).  Sales and marketing decreased by $101,629 (-43%) as a result of reduced staff expenses and advertising.  General and administrative decreased by $32,326 (-9%) due to decreased placement fees, bad debt and recruiting fees.  Depreciation and amortization expense decreased by $3,720 (-6%).

During the nine months ended September 30, 2009, operating expenses at TBS decreased 1% compared to the 2008 period.  Product and technology development increased by $5,550 (+5%) due to staffing.  Sales and marketing decreased by $91,987 (-33%) due to lower bonus expenses and advertising.  General and administrative increased by $92,182 (+21%) on higher travel, insurance, client care staffing, and bad debt expense.   Depreciation and amortization expenses decreased by $11,960 (-16%).

During the nine months ended September 30, 2009, GSI’s operating expenses increased 5% compared to the 2008 period.  Product and technology development decreased by $55,128 (-8%) due to staff attrition.  Sales and marketing increased by $349,533 (+47%) due to increased travel, trade show, and compensation expense, including third party commissions.  General and administrative decreased by $125,933 (-13%) due to reduced bonus and rent expense.  Depreciation and amortization expenses decreased by $35,604 (-10%).

During the nine months ended September 30, 2009, QSI incurred $1,527,721 of operating expenses.  Product and technology, sales and marketing, general and administrative, and depreciation expenses were $510,268, $284,063, $533,561, and $199,829, respectively.  On a pro forma basis, operating expenses at QSI for the ninth months ended September 30, 2008 were $1,675,035.

On a consolidated basis, operating expenses in the 2009 period included $154,250 in compensation expense related to the vesting of stock options, compared to $221,016 in the 2008 period.

Operating Income (Loss):

As a result of the foregoing, the Company reported an operating loss for the nine months ended September 30, 2009 of $569,288, compared to an operating loss of $284,534 for the nine months ended September 30, 2008.

The following is a comparison of the components of consolidated income (loss) from operations:

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2009	September 30, 2008	Amount	Percent

Operating income (loss):

Electronic document delivery services (MVI)	$398,181	$325,150	$73,031	22%
Government accounting solutions (TBS)	228,634	353,122	(124,488)	-35%
Electronic content management (QSI)	(476,399)	13,244	(489,643)	*
Integrated communications (GSI)	704,581	854,405	(149,824)	-18%
Corporate	(1,424,285)	(1,830,455)	406,170	22%
Total operating loss, net	$(569,288)	$(284,534)	$(284,754)	-100%
* calculation is not meaningful

Both MVI and Corporate reported improvements in operating income (loss) compared to the prior year period, which were offset by reduced operating income from GSI, TBS and QSI.

Interest Expense, net

Interest expense, net for the nine months ended September 30, 2009 decreased by $52,623 to $123,051 from the $175,674 reported in the 2008 period.  The most significant factor in the decrease was a reduction in the amortization of debt issue costs as offset by increases in interest paid in connection with the Company’s lines of credit.

Other Income, net

Other income, net for the nine months ended September 30, 2009 was $12,760 compared to other income, net of $103,371 reported in the 2008 period.  In each of the periods, we recorded other income and expense related to settlement of liabilities.

Net Loss

As a result of the foregoing, net loss for the nine months ended September 30, 2009 was $733,931, compared to a net loss of $332,700, for the nine months ended September 30, 2008.

Basic and diluted loss per share for the nine months ended September 30, 2009 and 2008 was $0.00 in each of the respective periods on weighted average shares of 188,460,464 and 157,606,078, respectively.

The following is a comparison of the components of consolidated net income (loss):

	Nine Months Ended	Nine Months Ended	Variance
	September 30, 2009	September 30, 2008	Amount	Percent

Net income (loss):

Electronic document delivery services (MVI)	$381,778	$308,448	$73,330	24%
Government accounting solutions (TBS)	214,585	344,676	(130,091)	-38%
Electronic content management (QSI)	(488,825)	60,494	(549,319)	*
Integrated communications (GSI)	706,885	879,913	(173,028)	-20%
Corporate	(1,548,354)	(1,926,231)	377,877	20%
Total net loss	$(733,931)	$(332,700)	$(401,231)	-121%
* calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During the nine months ended September 30, 2009, our net cash position decreased by $243,014 to $324,433.  Although our operating activities provided net cash of $53,851, our investing and financing activities used net cash of $62,872 and $233,993, respectively.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Our sources of capital include cash flow from operations, available credit facilities, and the issuance of debt and equity securities.  During the first nine months of 2009, we relied heavily on our operating lines of credit and related party notes payable financing to fund the negative cash flows we experienced due to the retirement of debt.  We expect to experience negative operating cash flows through at least the first half of 2010, and we expect to make use of available borrowing capability under our operating lines of credit to offset such negative cash flows.

During the first nine months of 2009, we used cash flows generated by our operations to retire approximately $184,000 in accrued expenses which existed as of December 31, 2008.  We also retired approximately $625,000 in notes payable debt in 2009 while incurring $865,000 in new notes payable debt.  During the remainder of 2009 and for all of 2010, we expect to use available cash to continue to reduce notes payable debt.

On February 6, 2008, we entered into an agreement with The Private Bank of The Peninsula (“Bank”) for an asset based line of credit (the “Line”).   Pursuant to an amendment, the Bank renewed the Line and modified the terms to include an interest rate that is floating and is calculated at Wall Street Journal prime plus five percent (5%) on the cash borrowed provided that the minimum rate will be eight and one half percent (8.5%) and minimum interest will be $7,000 per three month period.  Interest on outstanding borrowings is payable monthly.   In addition, we were required to pay an amendment fee of $10,000 and, upon each advance, a fee equal to one quarter of one percent (0.25%) of the advance, and is subject to covenants as to minimum quarterly income and cash flow.  The Bank’s maximum commitment amount for the Line, as amended, is $1.0 million.  Advances are generally limited to 80% of our eligible domestic accounts receivable.

Outstanding advances under the Line are secured by a first lien position on all of our accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on its inventory, intellectual property, and equipment.  As of September 30, 2009, there were outstanding borrowings of $431,292 on the Line and we were in compliance with all loan covenants, except a quarterly income covenant.  As of November 16, 2009, we are negotiating a covenant waiver with the Bank, and it was not known whether we will be subject to any penalties or limitations as a result of the failure to obtain a waiver.  Availability on the Line as of September 30, 2009 was approximately $174,000

Effective September 30, 2006, we obtained a $500,000 revolving line of credit (“RLOC”) with a financial institution.  The RLOC was guaranteed by one of our stockholders.  Interest on outstanding borrowings was payable monthly at an annual rate of interest equal to LIBOR plus 2%.  On May 8, 2009, we retired the RLOC using the proceeds of the Williams May 2009 Note (see below).  The terms of the note payable financing were deemed more favorable to us than the renewal terms offered by the financial institution.

Effective November 28, 2005, TBS renewed a $100,000 revolving line of credit (“TBS RLOC”) with a financial institution.  As of September 30, 2009, the TBS RLOC had become inactive due to lack of use and was not renewed.  Renewal of the TBS RLOC was not offered by the financial institution because the assets of TBS are encumbered in connection with the Line (see above).

On May 6, 2009 we arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $430,000 (the “Williams May 2009 Note”).  The Williams May 2009 Note bears a per annum interest rate equal to the most favorable rate paid by the Williams plus two percent (2%).  Our interest rate in effect through September 30, 2009 with respect to the Williams May 2009 Note was 4.87%.  The interest rate may be adjusted once per month.  The term of the Williams May 2009 Note is thirty-six (36) months, with monthly installments paid by the Company consisting of principal and interest on the first of each month, beginning on August 1, 2009.  As of September 30, 2009, we recorded accrued interest of $4,944 in the accompanying unaudited condensed consolidated balance sheet which is payable upon maturity. The Williams May 2009 Note matures on August 1, 2012.  Should we fail to make payments for a period of ninety (90) days, a default shall occur.  Upon the default, we shall pay a penalty interest rate in the amount of the William’s rate plus six percent (6%) on the unpaid amounts until the default is cured.

Payment obligations under the Williams May 2009 Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula.

We used the proceeds from the Williams May 2009 Note, to retire the RLOC on May 8, 2009 (see above).  The terms of the Williams May 2009 Note were deemed more favorable to us than the renewal terms offered by the financial institution.

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

On February 17, 2004, we borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, bearing interest at 10 percent (10%) per annum (the “Williams Convertible Note”).  During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of the Company's common stock.   In October 2009, the Williams agreed to extend the due date of the note to October 31, 2011 (see Note 11).  The note and accrued interest are due at the earlier of one of three events: 1) October 31, 2011; 2) acquisition of a controlling interest in us by a third party; or 3) we achieve equity financing of a minimum of $3,000,000.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share.  As an incentive for Mr. and Mrs. Williams to provide the loan, we issued them a warrant to purchase 5,000,000 shares of our restricted common stock at $0.10 per share exercisable until February 17, 2009.  Effective February 17, 2009, we and the Williams agreed to extend the expiration date of the warrant to February 16, 2012 in exchange for the Williams’ agreement to extend their guaranty of the RLOC through December 31, 2010.  The extension of the warrants did not have a material effect on the unaudited condensed consolidated financial statements.

During the three and nine months ended September 30, 2009, $18,477 and $24,926, respectively of interest expense was recognized in connection with these notes.

At September 30, 2009, the amount owed by us to the Williams pursuant to the unpaid balance of the Williams May 2009 Note was $396,513 in principal and $4,944 in unpaid interest.  The interest rate in effect as of September 30, 2009 was 4.87% per annum.

At September 30, 2009, the amount owed by us to the Williams pursuant to the unpaid balance of the Williams July 2009 Note was $330,277 in principal and $0 in unpaid interest.  The interest rate in effect as of September 30, 2009 was 10% per annum.

At September 30, 2009, the amount owed by us to the Williams pursuant to the unpaid balance of the Williams Convertible Note was $65,000 in principal and $118,245 in unpaid interest.  The interest rate in effect as of September 30, 2009 was 10% per annum.

QSI had an unsecured line of credit agreement with a financial institution for borrowings up to the maximum of $100,000 with no maturity date (“QSI RLOC”).  Borrowings bore interest at the prime rate, plus 2.775%.  On August 3, 2009, as stipulated by the QSI acquisition agreements, we repaid the outstanding borrowings of $100,000 in full and closed the line of credit using the proceeds of the Williams July 2009 Note.

Effective August 1, 2008 and in connection with the acquisition of Questys, we issued a secured promissory note to the Pavlovics (the “Pavlovic Note”) in the amount of $900,000.  The Pavlovics are a related party as a result of the common stock issued to them by us in connection with the acquisition of Questys.  The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011.  Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011.  On August 1, 2009, we paid the first installment of $300,000 using proceeds from the Williams July 2009 Note financing.  The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008.  Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

Prior to August 1, 2008 (effective date of acquisition of Questys), the Pavlovics made aggregate advances to Questys in the amount of $115,000, which were assumed in the acquisition (the “Pavlovic Shareholder Debt”).  The Pavlovic Shareholder Debt is non-interest bearing and we and the Pavlovics have agreed to the repayment of the outstanding balance as follows:  (i) $35,000 on or before August 1, 2009, (ii) $40,000 on or before August 1, 2010, and (iii) $40,000 on or before the August 1, 2011. On August 3, 2009, we paid the first installment of $35,000 using proceeds from the Williams July 2009 Note financing.

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

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of QSI, TBS and GSI.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.  Accordingly, we anticipate negative operating and investing cash flows through at least the first half of 2010 and at least until QSI, MVI, TBS, and GSI consistently generate net cash flows sufficient to offset the projected expense to operate the holding company.

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

We believe that sustainable profitability is achievable; however, we have a history of losses.  While GSI, MVI, and TBS each reported net income for the first nine months of 2009, this income was not sufficient to offset the net loss of QSI, interest expense and other corporate overhead.  If we are not successful in sustaining and increasing operating profits from our four operating segments, or in reducing expenses of the holding company as a percentage of revenue, we may not achieve profitability on a consolidated basis.

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

The statements in MD&A under the caption Results of Operations of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Revenue, Gross Profit, Operating Expenses, Income (Loss) from Operations, and Net Loss and our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Liquidity and Capital Resources set forth in MD&A under the caption Liquidity and Capital Resources, including, without limitation (1) our belief that we have made considerable progress toward achieving profitable operations, (2) our strategy of actively seeking to combine with business that operate profitably and generate positive cash flows, (3) our belief that sustainable profitability is achievable, (4) our expectations about future funding requirements, and (5) our belief that current cash position, cash generated through operations and equity offerings and available borrowings will be sufficient to meet our needs through at least the next twelve months, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, the risk that we may be unable to sustain all or part of our operations if we are not able to obtain sufficient additional funds from investors, the risk that our funding requirements could be greater should our current revenue streams or margins decrease, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued a pronouncement which establishes the FASB Accounting Standards CodificationTM as the source of authoritative accounting guidance under GAAP. The rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. This pronouncement is effective for periods ending after September 15, 2009. We do not expect this pronouncement to have a material effect on our consolidated financial position and results of operations.

In April 2009, the FASB issued pronouncements to require disclosures about fair value of financial instruments in interim and annual reporting periods. The pronouncements are effective for interim reporting periods ending after June 15, 2009, which for us was the second quarter of fiscal 2009.  We have concluded that the application of the pronouncements did not have a material impact on our consolidated financial position and results of operations as of and for the period ended September 30, 2009.

In April 2009, the FASB issued a pronouncement which provides additional guidance for estimating fair value when the volume and level of activity for the asset or liability have significantly decreased. This pronouncement also includes guidance on identifying circumstances that indicate a transaction is not orderly. This pronouncement is effective for periods ending after June 15, 2009.  We have concluded that the application of this pronouncement did not have a material impact on our consolidated financial position and results of operations as of and for the period ended September 30, 2009.

In December 2007, the FASB issued a pronouncement which provides companies with principles and requirements on how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, liabilities assumed, and any noncontrolling interest in the acquiree as well as the recognition and measurement of goodwill acquired in a business combination. This pronouncement also requires certain disclosures to enable users of the financial statements to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. This pronouncement is effective for business combinations occurring in fiscal years beginning after December 15, 2008. We are evaluating the impact this pronouncement will have on any future business combinations.

In July 2009, the FASB issued a pronouncement which excludes all tangible products containing both software and non-software components that function together to deliver the product’s essential functionality.  This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 and shall be applied on a prospective basis. Earlier application is permitted as of the beginning of an entity’s fiscal year provided it has not previously issued financial statements for any period within that year. We expect to adopt this pronouncement on January 1, 2010 and do not expect the adoption of this pronouncement to have a material impact on our consolidated financial position and results of operations.

In September 2009, the FASB ratified a pronouncement which requires companies to allocate revenue in arrangements involving multiple deliverables based on the estimated selling price of each deliverable, even though such deliverables are not sold separately either by the company itself or other vendors. This pronouncement eliminates the requirement that all undelivered elements must have objective and reliable evidence of fair value before a company can recognize the portion of the overall arrangement fee that is attributable to items that already have been delivered. As a result, the new pronouncement may allow some companies to recognize revenue on transactions that involve multiple deliverables earlier than under current requirements. This pronouncement is effective for revenue arrangements entered into or materially modified in fiscal years beginning on or after December 15, 2009. Early adoption is permitted at the beginning of a company’s fiscal year. We expect to adopt this pronouncement on January 1, 2010 and we are currently evaluating the impact of this pronouncement on our consolidated financial position and results of operations.

ITEM 4 – CONTROLS AND PROCEDURES

(a) As of September 30, 2009, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of September 30, 2009.  Accordingly, although we continue to make progess in executing our plan to remediate significant deficiencies, we concluded that our disclosure controls and procedures were not effective as of September 30, 2009 and that our internal controls over financial reporting were not effective as of September 30, 2009.  For more information regarding the material weaknesses identified and our remediation plans, we encourage you to read Item 9A Controls and Procedures included in the Annual Report on Form 10-K that we filed with the SEC on March 31, 2009.

(b) Changes in internal control over financial reporting: There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended September 30, 2009, we granted to our employees options to purchase 325,000 shares of our common stock under the 2002 Plan at a weighted average exercise price of $0.01 per share.  All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through August 2016.

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

4.50	Third Amendment to Convertible Promissory Note by and between the Registrant and C. Alan Williams and Joan P. Williams dated as of October 22, 2009.*
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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference. **

21.1	Subsidiaries of the Registrant.*

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 16, 2009 by K. Mason Conner, Chief Executive Officer.*

31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated November 16, 2009 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 16, 2009 by K. Mason Conner, Chief Executive Officer.***
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated November 16, 2009 by Michael A. Richard, Chief Financial Officer.***

*	Filed herewith
**	Previously filed
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: November 16, 2009	By	/s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer, President, and Director

Dated: November 16, 2009	By:	/s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)