Form 10-K
period 2009-12-31
VILLAGEEDOCS INC
filed 2010-04-15
CIK 1122099

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009	Commission File Number: 00031395

VillageEDOCS, Inc.
(Exact name of registrant as specified in its charter)

Delaware	33-0668917
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1401 N. Tustin Ave., Suite 230, Santa Ana, CA	92705
(Address of principal executive offices)	(Zip Code)

Registrant’s Telephone Number:	(714) 734-1030

Securities registered under Section 12(b) of the Exchange Act:

Title of each class	Name of each exchange on which registered
NONE	N/A

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
YES  ☐ NO  ☒

There were 226,546,613 shares of the Registrant’s common stock, $0.0001 par value, outstanding as of February 28, 2010.

State issuer’s revenues for its most recent fiscal year:  $10,291,252

State the aggregate market value of the voting stock held by non-affiliates of the issuer as of June 30, 2009:  $361,378

DOCUMENTS INCORPORATED INTO THIS REPORT ON FORM 10-K BY REFERENCE:  None.

VillageEDOCS
FORM 10-K INDEX
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2009

PART I

ITEM 1.  DESCRIPTION OF BUSINESS

IMPORTANT NOTIFICATIONS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to put undue reliance on any forward-looking statements.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.  For important additional and specific information regarding these statements, we strongly urge you to refer to Item 1A “Risk Factors” as well as the caption entitled "CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS" that can be found in Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” of this Annual Report on Form 10-K.

The Company's Internet website address is www.villageedocs.com.  The Company's annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments thereto, are available free of charge on the Company's website as soon as reasonably practical after such reports are electronically filed with, or furnished to, the U.S. Securities and Exchange Commission.

Unless otherwise indicated by the context, “we”, “our” or the "Company" means the parent company, VillageEDOCS, Inc. and our wholly-owned subsidiaries, GoSolutions, Inc., MessageVision, Inc., and Decision Management Company, Inc. dba Questys Solutions.  Between February 2004 and December 2009, we operated Tailored Business Systems, Inc., a municipal government software and printing business that we that we discontinued and sold effective December 4, 2009.

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

Clients use our Software as a Service (“SaaS”) hosted services and customer premise solutions for a spectrum of business-critical communications and business processes, including just-in-time manufacturing, receivables, invoice delivery, securities filings, insurance and healthcare transactions, electronic document management, document capture and automation, electronic payment capture, marketing campaigns, and other applications.

Our target markets include financial services, healthcare, manufacturing, and local government, and we served approximately 600 active clients, including approximately 23,000 individual users, as of December 31, 2009.  We have a multi-channel sales approach, selling directly to clients through our telesales and field sales and tele-marketing professionals and indirectly through strategic partners.

Between February 2004 and December 2009, we operated Tailored Business Systems, Inc., a municipal government software and printing services business that we discontinued and sold effective December 4, 2009.

We are incorporated in the State of Delaware and have been in business since 1995.  Our corporate headquarters are located at 1401 N. Tustin Road, Suite #230, Santa Ana, CA  92705, and our telephone number is (714) 734-1030.  As of February 28, 2010, we had 57 employees, and we service clients throughout the world.

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

Segment revenue and profit information for MessageVision, Questys and GoSolutions is presented in Note 12 of the Company's 2009 Consolidated Financial Statements, included as Exhibit 99.1 to this report.  See Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for additional financial data and commentary on recent financial results for operating segments.

Questys Solutions – Electronic Content Management and Workflow

Questys, which we acquired in August 2008, provides document management, archiving, and workflow solutions.

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

Net sales to external customers for 2009 were $2,157,280 and represented 21% of total revenue.  Net loss for 2009 was $655,320.

GoSolutions – Enhanced Voice and Data Communications Services

GoSolutions, which we acquired in May 2006, offers next generation communications services to enterprise customers through its hosted suite of enhanced telephony applications.  GoSolutions develops, licenses and delivers technology to address the expanding needs of the telecommunications market.

GSI has two wholly-owned subsidiaries: Go Solo Technologies, Inc. and GoSolutions Canada, Inc., which has no significant operations.

GSI offers a portfolio of progressive, Telco-grade calling services including basic voicemail, enhanced voicemail (which includes speech navigation and Web/phone message access), unified communications, audio and Web conferencing solutions.  All GSI’s applications can be bundled with traditional voice and data products to provide the enhanced features found with VoIP offerings. GSI has created a voicemail platform that enables companies to start out with the basics and add enhanced features as they grow.  In addition to the features of GoSolutions’ Basic Voicemail, GoSolutions' Enhanced Voicemail solution offers subscribers a virtual attendant with Find Me call routing capable of ringing up to 9 numbers.  Privacy features allow callers to hear who's calling and either accept the call or transfer the caller to voicemail.  A Web interface is available to check messages online. Enhanced Voicemail subscribers enjoy an enhanced professional image and the confidence of never missing another call or potential opportunity. Enhanced Voicemail is offered with a generic brand. Private branding and custom branding options are also available.

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

Net sales to external customers for 2009 were $5,557,130 and represented 54% of total revenue. Net income for 2009 was $755,576.

MessageVision - Electronic Document Delivery Services

MessageVision is a California corporation formed in 2004 to operate the historical business of VillageEDOCS, an Internet-based electronic document delivery service.

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

Net sales to external customers for 2009 were $2,576,842 and represented 25% of total revenue. Net income for 2009 was $498,464.

Products and Services Development

Our financial model is focused upon growth of recurring revenue streams from our SaaS solutions and software support services.  While we also sell software that is deployed at our customer’s sites, we believe that the historical predictability of the revenues and resulting operating cash flows we achieve from recurring sources are desirable in that they allow us to operate with a reasonable degree of financial leverage.

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

Competition

Many of our existing competitors, as well as a number of potential new competitors, have longer operating histories, greater name recognition, larger customer bases and significantly greater financial, technical and marketing resources than the Company's subsidiaries. Our solutions compete primarily against traditional fax machine and fax server manufacturers, providers of electronic document management software and services, and providers of accounting software and related services to small government entities.  These competitors are generally larger, well established companies, including Captaris, Inc., a subsidiary of Open Text Corporation, Premiere GlobalServices, Inc., Easylink Services Corporation, and EMC’s Documentum subsidiary, among others. Such competitors may be able to undertake more extensive marketing campaigns, adopt more aggressive pricing policies and make more attractive offers to potential employees and distribution partners.  In addition, our clients may be able to replace several of the services we offer with internally developed or managed products.  We believe that the principal competitive factors common to our businesses include financial stability, pricing, reputation for reliability and security of service, effectiveness of customer support, service and software ease-of-use, customized design, scalability of service, product performance, price, product knowledge, timely delivery, and product maintenance.  We believe that GSI and MVI can compete effectively because we offer our clients certain capabilities that much of the competition does not offer, such as ease of deployment, custom integration, private-labeling, intelligent document routing, enhanced delivery tracking, time-released training messaging, integrated distribution lists, call transfer functionality, and electronic document presentation.  We believe QSI can compete effectively because we provide affordable and reliable full-service solutions that are suitable to the needs of local governments and small to medium sized enterprises.  However, there can be no assurance that our competitors will not develop and market similar products and services that are equal or superior to ours, or that achieve greater market acceptance than our offerings.  For more information regarding competitive factors, please refer to Item 1A, Risk Factors, in this annual report.

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

During 2009, we pursued a strategy of preparing VillageEDOCS for significant growth.  One area that we focused on was a significant reduction in general and administrative expenses, primarily management staff, and maintaining level expenditures for the sales and marketing team so that sufficient resources would be in place to drive our planned growth.  Our strategy for 2010 is to direct capital toward increasing sales and marketing while holding down costs for general and administrative as well as product and technology expenses.

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

Employees

As of February 28, 2010, VillageEDOCS, Inc., the holding company, had six full-time employees, three of whom are executive officers.  Questys had sixteen full-time employees.  These employees include four engaged in sales and marketing, five in customer service, four in product development, and three in implementation services.  GoSolutions had twenty eight full-time employees.  These employees include three engaged in sales and marketing, nine in customer service, three in product development, nine in engineering and operations, and four in administration.  MessageVision had eight full-time employees. These employees include one engaged in sales and marketing, five in engineering and operations, and two in administration.

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

Our limited operating history makes it difficult to forecast our future operating results.  We were founded and began operating in 1995, but did not report income from operations until the quarter ended June 30, 2004, and have reported net losses through December 31, 2009. We do not have a long history upon which to base forecasts of future operating results, and any predictions about our future revenues and expenses may not be as accurate as they would be if we had a longer business history.

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

The Report of Independent Registered Public Accounting Firm on our December 31, 2009 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations raises substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

GoSolutions currently depends on one large customer for approximately half of its revenue.

For 2009, 49% of GoSolutions’ revenue (30% of consolidated net revenues) was derived from independent representatives of Primerica Life Insurance Company (“PLIC”). PLIC represents the majority of GoSolutions’ client base.  PLIC is currently endorsing GoSolutions flagship service, GoSolo, and is under contract to do so only until July 2011.

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

A significant part of our revenues depends on prompt and accurate billing processes. Customer billing is a highly complex process, and our billing systems must efficiently interface with third-party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our subscribers is dependent on the successful operation of our billing systems and the third-party systems upon which we rely, such as our credit card processor, and our ability to provide these third parties the information required to process transactions. In addition, our ability to offer new services or alternative-billing plans may be dependent on our ability to customize our billing systems. Any failures or errors in our billing systems or procedures could impair our ability to properly bill our current customers or attract and service new customers, and thereby could materially and adversely affect our business, prospects, financial condition, operating results and cash flows

Our customer contracts may not always limit our liability and may sometimes contain terms that could lead to disputes in interpretation.

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

In addition, as a successor, we may be subject to certain liabilities of our acquisition targets.  We are, and will be, required to review goodwill and other intangible assets for impairment in connection with past and future acquisitions.  We may be required to sustain significant exit or impairment charges if products or services acquired in business combinations are unsuccessful, which may materially increase operating expenses.

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

We rely on email for the delivery of some of MVI's electronic documents and some of GSI’s electronic messages.  In addition, the Company regularly communicates with our clients via email. If regulations or other changes in the industry lead to a charge associated with the sending or receiving of email, the cost of providing services would increase and, if significant, could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

We rely significantly on the revenue generated by our fax services.

During 2009, approximately 25% of our net revenue was fax-related.  Our future success is therefore subject to the continued use of fax as a messaging medium and/or our ability to diversify our service offerings and derive more revenue from other services, such as voice, email and unified messaging solutions.  If the demand for fax as a messaging medium decreases, and we are unable to replace lost revenues from decreased usage of our fax services with a proportional increase in our customer base or with revenues from our other services, our business, financial condition, operating results and cash flows could be materially and adversely affected.

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

Our GoSolo service provides Internet messaging and telecommunication services through data transmissions over both the public switched telecommunication network (“PSTN”) and the Internet. The PSTN based telecommunications services provided by GoSolo are subject to regulation by the Federal Communications Commission (“FCC”), state public utility commissions and foreign governmental authorities. These regulations affect the prices we pay for transmission services, the competition we face from telecommunications services and other aspects of our market. The FCC does not currently regulate the Internet messaging services provided as part of GoSolo.  In addition, MVI and QSI provide services through data transmissions over public telephone lines and other facilities provided by carriers. However, we believe that our services are “information services” under the Telecommunications Act of 1996 and related precedent and therefore would not currently be subject to U.S. telecommunications services regulation. The FCC also views Internet-based services as being interstate and subject to the protection of federal laws preempting state efforts to impose traditional common carrier regulation on such services. However, as messaging and communications services converge and as the services we offer expand, we may become subject to FCC or other regulatory agency regulation. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings.

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

Since VillageEDOCS, Inc. is a holding company, our ability to fund corporate overhead and to make payments on our various debt obligations depends upon the operations of our subsidiaries.

VillageEDOCS, Inc. is a holding company, and substantially all of our assets consist of the stock of our subsidiaries and all of our operations are conducted by our direct wholly owned subsidiaries.  As a result, our ability to fund corporate overhead and to make payments on our debt obligations is dependent upon the receipt of sufficient funds from our subsidiaries.  Our debt obligations are guaranteed, on a joint, several, full, and unconditional basis by all of our subsidiaries.

Our success depends on the retention of existing executive officers and the ability to hire and retain additional key personnel.

Our future performance depends in significant part upon the continued service of the executive officers named in our public filings and those of certain other key technical, sales and management personnel. The loss of the services of one or more of any of the named executive officers or other key employees could have a material adverse effect on the business, prospects, financial condition and results of our operations.  Our future success also depends on its continuing ability to attract and retain highly qualified technical, sales and managerial personnel.  Competition for such personnel is intense.  Some technical job categories are under conditions of severe shortage in the United States. We may not be able to recruit or retain the caliber of staff required to carry out essential functions at the pace necessary to sustain or expand our business.   There can be no assurance that we can retain our key employees or that we can attract, assimilate or retain other highly qualified technical, sales and managerial personnel in the future.

Changes in generally accepted accounting principles may adversely affect us.

From time to time, the Financial Accounting Standards Board ("FASB") promulgates new accounting principles that could have a material adverse impact on our results of operations or financial condition. For example, in 2007, the FASB issued a new standard that became effective with our 2009 fiscal year that will result in significant changes in accounting for acquisitions, which could have a material adverse effect on our business, results of operations or financial condition.

A limited number of shareholders own a significant portion of our outstanding common stock and are able to influence our actions.

One shareholder owns 100,487,867 shares, or approximately 34%, of the outstanding shares of our common stock as of February 28, 2010.  In addition, as of February 28, 2010, this shareholder holds warrants to purchase an additional 3,000,000 shares of our common stock at $0.10 per share.  GoSolutions Equity LLC owns 26,786,840 shares, or approximately 12% of the outstanding shares of our common stock as of February 28, 2010.  In addition, our officers and directors own in the aggregate approximately 8% of our outstanding common stock as of February 28, 2010.  Each of these parties will also be able to significantly influence corporate actions requiring shareholder approval.

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

Risks related principally to our common stock and its market value:

We recently announced our intent to terminate our status as a reporting company under the Exchange Act through a reverse split of our common stock.

On February 8, 2010, we announced our intent to terminate our status as a reporting company under Section 12(g) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), through a reverse split of the outstanding shares of our common stock.  If the transaction is completed, all obligations to file periodic reports with the SEC will be suspended.  In addition, the deregistration of our common stock would also have the effect of terminating the eligibility of our common stock for quotation on the OTC bulletin board.  However, we intend to take such actions within our control to enable our securities to be quoted in the pink sheets by broker-dealers so that our shareholders may have a place to trade their shares.  Because of this proposed reverse stock split, it may be more difficult for shareholders to sell a substantial number of shares for the same price at which shareholders could sell a smaller number of shares on the OTC bulletin board, as opposed to the pink sheets.

Once our reverse stock split is effective and we are no longer a reporting company under Section 12(g) of the Exchange Act, we will no longer be subject to Section 404 of the Sarbanes-Oxley Act of 2002.

Section 404 of the Sarbanes-Oxley Act of 2002 requires us to perform an evaluation of our internal control over financial reporting and our auditor to attest to such evaluation on an annual basis.  After the filing of this Form 10-K, assuming that we consummate our anticipated reverse stock split, we will no longer be subject to Section 404 of the Sarbanes-Oxley Act of 2002, we will not be filing periodic or other reports under the Exchange Act with the SEC, and will not be required to identify or report any material weaknesses in our internal controls over financial reporting.

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

As of February 28, 2010, we had 226,546,613 shares of our common stock issued and outstanding, approximately 170,000,000 of which were “restricted securities” when issued.  Rule 144 of the Commission provides, in essence, that a person holding “restricted securities” for a period of six months may sell only an amount every three months equal to the greater of (a) one percent of the issued and outstanding shares, or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of “restricted securities” which a person who is not an affiliate may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for one year if there is adequate current public information available concerning us. In such an event, “restricted securities” would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of the common stock.

Outstanding options and warrants could affect the market price of our common stock.

As of February 28, 2010, there were outstanding stock options and warrants to purchase approximately 50,000,000 shares of our common stock at exercise prices ranging between $0.01 per share and $2.50 per share. The exercise of such outstanding options and warrants will dilute the percentage ownership of our stockholders, and any sales in the public market of shares of common stock underlying such securities may adversely affect prevailing market prices for the common stock. Moreover, the terms upon which we will be able to obtain additional equity capital may be adversely affected since the holders of such outstanding securities can be expected to exercise their respective rights therein at a time when we would, in all likelihood, be able to obtain any needed capital on terms more favorable to us than those provided in such securities.

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

Significant Indebtedness

We have a significant amount of indebtedness related to our acquisition of QSI and are very likely to incur additional indebtedness in the future.  In the future, we may not generate sufficient cash flow from operations, or have future borrowings available to us, sufficient to pay our debt.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

On February 5, 2010, we filed a Preliminary Schedule 13E3 and Preliminary Information Statement relating to a proposed reverse split of our common stock, which would have the effect of terminating our status as a reporting company under the Exchange Act.  On March 5, 2010, we received comments from the staff regarding these filings.  One of the staff’s comments was that we update all relevant audited financial information in these preliminary filings to be effective as of December 31, 2010.  Accordingly, this necessitated the filing of this Form 10-K.  We intend to file an amended Schedule 13E3 and Preliminary Information Statement shortly after the filing of this Form 10-K in order to proceed with this reverse stock split.

ITEM 2.  PROPERTIES.

We occupy office space in California and Florida.  The operations of VillageEDOCS, Inc., Questys, and MVI are conducted from approximately 5,750 square feet of leased office space located at 1401 N. Tustin Avenue, Suite 230, Santa Ana, CA  92705.  We lease the Santa Ana office space pursuant to an operating lease agreement expiring in May 2012 at a cost of $10,364 per month.  In addition, Questys during 2009 leased office space pursuant to an operating lease agreement that expired on November 30, 2009 at a cost of $11,856 per month.  The operations of GoSolutions are conducted from approximately 8,000 square feet of leased office space located at 10701 Danka Way North, Suite 100, St. Petersburg, Florida  33716.  GoSolutions leases the St. Petersburg office space pursuant to a noncancelable operating lease agreement expiring in April 30, 2011 at a cost of $12,653 per month.    The building in which the office space is located is owned by an entity in which a member of GoSolutions Equity LLC (a significant shareholder of VillageEDOCS) owns an interest.  (see Certain Relationships and Related Transactions).

Additionally, the Company leases space and operating systems equipment from Level 3 in Tustin, California, from U.S. Colo in Los Angeles, California, and from Qwest in Tampa, Florida, primarily to support the service operations of MVI, Questys, and GSI.  The highly secure facilities are served by all major global telecommunications carriers and are physically-, environmentally-, and utility-redundant sites with multiple telecommunications feeds, multiple emergency power generators, and emergency fuel reserves. These fully redundant systems and emergency power provisions are designed to provide non-stop service and no single point of failure.

ITEM 3.  LEGAL PROCEEDINGS.

Litigation and Claims

In connection with our acquisition of GSI, we are entitled to certain rights of indemnification from GoSolutions Equity, LLC, which is a former shareholder of GSI that became a shareholder of the Company as a result of our acquisition of GSI.  We have made a claim of indemnification from this entity in connection with the bankruptcy of one of GSI’s significant customers – Vartec Telecom, Inc. – and the facts and circumstances relating to the procurement and maintenance of the Primerica Life Insurance account and certain Citigroup affiliates.  GoSolutions Equity, LLC has indicated that it does not believe that we have a valid basis for making such indemnification claims.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

We submitted no matters to a vote of our securities holders during the fourth quarter of our 2009 fiscal year.  However, as discuss in more detail elsewhere in this Form 10-K, we do intend to solicit our shareholders, through an action by written consent, to approve a reverse split of our common stock, which will have the effect of terminating our status as a reporting company under the 1934 Act, which will have the effect of our shares trading in the pink sheets, as opposed to the OTC bulletin board.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s shares trade on the OTC Bulletin Board (“OTCBB”), operated by the Financial Industry Regulatory Authority, Inc. (FINRA), under the ticker symbol VEDO.  The stock is thinly traded and transactions in the stock are sporadic and infrequent.

On February 8, 2010, we announced our intention to effectuate a reverse stock split that shall have the effect of suspending our obligation to file periodic reports with the SEC under the Exchange Act.  The deregistration of our common stock would also have the effect of terminating the eligibility of our common stock for quotation on the OTC bulletin board.  However, we intend to take such actions within our control to enable our securities to be quoted in the pink sheets by broker-dealers so that our shareholders may have a place to trade their shares.  Accordingly, our historical price ranges are not necessarily indicative of the future quotations of common stock due to the anticipated change of our trading market from the OTC bulletin board to the pink sheets.

The following table reports, for the periods indicated, the high and low closing bid prices per share for our common stock as reported by the OTCBB.  The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transaction prices.

Period	High	Low

2009
First Quarter	$0.012	$0.011
Second Quarter	$0.008	$0.008
Third Quarter	$0.010	$0.010
Fourth Quarter	$0.009	$0.008

2008
First Quarter	$0.070	$0.010
Second Quarter	$0.050	$0.030
Third Quarter	$0.040	$0.020
Fourth Quarter	$0.020	$0.010

As of February 28, 2010, there were approximately 342 holders of record of the Company's common stock.

Dividend Policy

We have never declared dividends or paid cash dividends on our common stock.  We intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

On December 15, 2009, C. Alan Williams purchased all 33,500,000 shares of our Series A Preferred Stock from Barron Partners, LP in a private transaction.  Effective December 23, 2009, C. Alan Williams converted all 33,500,000 shares of our Series A Preferred Stock into 33,500,000 shares of our common stock pursuant to Section 4(2) of the Securities Act of 1933, as amended.  Following this conversion, the Company had no shares of its Series A Preferred Stock outstanding.

ITEM 6.  SELECTED FINANCIAL DATA.

VillageEDOCS, Inc. qualifies as a smaller reporting company and is therefore not required to provide the information required by this Item.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

INTRODUCTION

The following Management Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is intended to help the reader understand VillageEDOCS, Inc.  MD&A is presented in the following six sections:

▪	Business Overview
▪	Critical Accounting Policies and Estimates
▪	Recent Accounting Standards and Pronouncements
▪	Results of Operations
▪	Liquidity and Capital Resources; and
▪	Cautionary Information about Forward-Looking Statements.

MD&A is provided as a supplement to, and should be read in conjunction with, our audited consolidated balance sheets as of December 31, 2009 and 2008 and our audited consolidated statements of operations, stockholders’ equity and cash flows for the years then ended and the related notes thereto.

In MD&A, we use "we," "our," "us," "VillageEDOCS," and "the Company" to refer to VillageEDOCS, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise.  Amounts and percents in tables may not total due to rounding.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. We caution readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results during 2010 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us.

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

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2009 consolidated financial statements, we have suffered recurring losses from operations which raises substantial doubt about our ability to continue as a going concern.

Effective August 1, 2008, we purchased Decision Management Company, Inc. d/b/a Questys Solutions (“Questys,” “QSI”).  This acquisition has caused our results of operations for 2009 to vary significantly from those reported for 2008.  See Note 5 to our consolidated financial statements contained elsewhere in this report for additional information regarding the acquisition.

Effective December 4, 2009, we sold TBS.  Our Board of Directors approved the disposal of the assets and liabilities on December 2, 2009 as part of a strategy to reduce debt and focus on growth at the remaining business units and growth by acquisition.  See Note 5 to our consolidated financial statements contained elsewhere in this report for additional information regarding the accounting for this segment as discontinued operations.  Please refer to the discussion below under the caption entitled Liquidity and Capital Resources.

BUSINESS OVERVIEW

General

We have been in business since 1995.  From inception until September 7, 2007, we were a California corporation.  As the result of a merger into our wholly-owned Delaware subsidiary, we became a Delaware corporation.

We conduct our business through four wholly-owned subsidiaries.  QSI, our most recent acquisition, provides electronic content management and workflow software and services.  GSI provides enhanced voice and data communications services.  MVI operates our Internet based document delivery services.  From February 2004 through December 2009, TBS operated our government accounting products and services business.

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

Our target markets include Financial Services, Healthcare, Manufacturing, and Local Government, and we serve approximately 600 active clients with over 23,000 users.

While we do have some sources of non-recurring revenue, such as hardware sales and third party software, we focus on developing and maintaining sources of monthly recurring revenue, such as providing subscribers with solutions for their critical day to day business processes for the movement, processing, and storage of business information.

Key Items in 2009

▪	Consolidated net revenue from continuing operations for 2009 increased by 5% over 2008;

▪	Operating expenses from continuing operations increased by 7% compared to 2008 and represented 84% of sales from continuing operations compared to 82% of sales from continuing operations in 2008;

▪	The most significant factor in the increase is the addition of the operating expenses from continuing operations of QSI for all twelve months of 2009, compared to five months during 2008;

▪	Operating expenses decreased at Corporate (-16%) and MVI (-18%);

▪	Net income increased 76% at MVI and net loss decreased 24% at Corporate; however, these improvements were offset by a net loss of $655,320 at QSI and a net income decrease of $378,440 (-33%) at GSI;

▪	Net loss for 2009 was $2,036,645, a 230% change from the net loss of $616,642 reported for 2008;

▪	We retired approximately $1,351,000 in notes payable to related parties and $65,000 in convertible notes payable to related parties using proceeds from the sale of TBS;

▪	We retired approximately $184,000 in accrued expenses that existed as of December 31, 2008;

▪	Our net payments on our lines of credit were approximately $760,000 during 2009.

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

We intend to continue our focus on obtaining growth from sales of higher margin products and services at Questys, GSI, and MVI and by acquiring companies that consistently generate net income and positive cash flows.  We believe that this strategy offers the best opportunity for our operations to generate positive operating income and cash flows from operations and to achieve net income.

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

Capital Formation

During the remainder of 2010, we are actively seeking additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders.  Although we believe we will generate adequate cash to sustain operations at current levels in conjunction with borrowings from our existing lines of credit, we will require additional funding should we wish to complete acquisitions or to accelerate revenue growth from existing lines of business.  In addition, should we be required to repay certain of our debt instruments prior to maturity, we will require additional funding.  We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to achieve or maintain profitable operations.

In spite of the impact of new laws, regulations, and accounting pronouncements that have significantly increased our cost of operating as a public company, we intend to contain general and administrative costs where possible.  However, we expect to incur significant costs during 2010 related to compliance with Section 404 of the Sarbanes-Oxley Act of 2002 if we are not able to effect the deregistration process that was approved by a majority of our stockholders in the first quarter of 2010.  These costs would include new infrastructure required to remediate certain material weaknesses we have identified in our internal controls over financial reporting.  Should additional growth capital become available during 2010, we intend to direct the capital toward increasing sales and marketing while holding down costs for non-essential general and administrative as well as product and technology expenses to the extent possible.

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

Weakness in the financial markets and the economy in general

Weakness in the financial markets and in the economy as a whole has adversely affected and may continue to adversely affect segments of our customers, which has resulted and may continue to result in decreased usage levels, customer acquisitions and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.  Certain segments of our customers - those whose business activity is tied to the health of the credit markets and the broader economy, such as banks, brokerage firms and those in the real estate industry - have been and may continue to be adversely affected by the current turmoil in the credit markets and weakness in the general economy. To the extent our customers’ businesses have been adversely affected by these economic factors, we have and may continue to experience a decrease in usage-based revenue and sales of our software products. In addition, continued weakness in the economy has adversely affected and may continue to adversely affect our customer retention rates and the number of our new customer acquisitions. These factors have adversely impacted, and may continue to adversely impact, our revenues and our ability to achieve cash flow growth during 2010.  However, we believe increased value to our shareholders can still be achieved through a combination of a focus on innovation to support productivity and disciplined expense control, while we continue to invest aggressively in sales and marketing and, to a somewhat lesser extent, in product development, to support long-term profitable growth.

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

Capital Resources

We believe that current and future available capital resources, including the net proceeds from sale of our products and services, will be sufficient to fund our operations at current levels for the foreseeable future, but will be insufficient to allow us to repay our debt in full.  The exact amount of funds that we will require will depend upon many factors, and it is likely that we will require additional financing.  Such sources of financing could include capital infusions, additional equity financing, or debt offerings.  In addition, since our revenues and cash flows have historically been subject to seasonality, we believe that it is important to secure greater access to short term borrowing facilities, such as operating lines of credit.  There can be no assurance that additional funding or borrowing facilities will be available to us on acceptable terms, if at all. There can be no assurance that additional funds, if raised, would enable us to achieve or maintain profitable operations.  The inability to secure new sources of working capital during the remainder of 2010 or 2011 could have a material adverse effect on our business, financial condition and results of operations.

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

While there are a number of accounting policies, methods and estimates affecting our consolidated financial statements, areas that are particularly significant include:

•	revenue recognition;
•	stock-based compensation;
•	goodwill and other intangible assets;
•	long-lived assets;
•	income taxes;
•	contingencies;
•	derivatives, and
•	fair value measurement

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

We recognize revenue earned on software arrangements involving multiple elements to be allocated to each element based on the relative fair market values of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of fair value. Software license revenue generated by Questys allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established.  Maintenance and support revenue is recognized ratably over the maintenance term.  First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, we allocate revenue to each component of the arrangement based on the estimated fair value of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. At times, we may enter into multiple-customer contracts in which we allocate revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Revenue from subscription agreements consists of fixed monthly fees and usage charges, generally based on per minute rates.  Subscription agreement revenue related to Questys, MVI and GSI usage service charges are billed monthly in arrears and the associated revenues are recognized in the month of service. Recurring charges for the GoSolo(TM) platform are billed in advance on a monthly basis and recorded as deferred revenues.  We recognize subscription agreement revenue ratably over the service period, which management believes approximates the actual provision of services. Professional service fee revenue consists of consulting fees charged to enterprise clients for GoSolo (TM) platform enhancements.  We recognize professional service fee revenue on a time and materials basis over the service period, which management believes approximates the actual provision of services.  Wholesale enhanced voicemail services consists of fees charged to telecommunications providers for use of the GoSolo (TM) platform to provide their customers with hosted electronic voicemail, billed monthly in arrears and the associated revenues are recognized in the month of service.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If we made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Stock-Based Compensation.  All share-based payments to employees, including grants of employee stock options and restricted stock grants, are recognized in the consolidated financial statements based upon their fair values.  We use the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards.  Fair value is determined at the date of grant.  The consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.   The estimated average forfeiture rate for the years ended December 31, 2009 and 2008, of approximately 14%, and 17%, respectively, was based on historical forfeiture experience and estimated future employee forfeitures.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows.  Due to our loss position, there were no such tax benefits during the years ended December 31, 2009 and 2008.

Goodwill and Other Intangible Assets.  Goodwill represents the excess of acquisition cost over the net assets acquired in a business combination and is not amortized.  We allocate our goodwill to our various reporting units, determine the carrying value of those businesses, and estimate the fair value of the reporting units so that a two-step goodwill impairment test can be performed.  In the first step of the goodwill impairment test, the fair value of each reporting unit is compared to its carrying value.  Management reviews, on an annual basis, the carrying value of goodwill in order to determine whether impairment has occurred.  Impairment is based on several factors including the Company's projection of future undiscounted operating cash flows. If an impairment of the carrying value were to be indicated by this review, we would perform the second step of the goodwill impairment test in order to determine the amount of goodwill impairment, if any.

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

Derivatives.  Effective January 1, 2009, we adopted the provisions of an accounting pronouncement which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this pronouncement, certain of our issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment as more fully described in Note 3 to the accompanying consolidated financial statements.

Fair Value Measurement.  In September 2006, the FASB issued a pronouncement which defines fair value, establishes a framework for measuring fair value in accordance with accounting principles generally accepted in the Unites States of America (“GAAP”), and expands disclosures about fair value measurements. This pronouncement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB deferred the effective date of this pronouncement by one year for certain non-financial assets and non-financial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). On January 1, 2008, the Company adopted the provisions of this pronouncement, except as it applies to those nonfinancial assets and nonfinancial liabilities for which the effective date has been delayed by one year, which the Company adopted on January 1, 2009. The adoption of this pronouncement did not have a material effect on our financial position or results of operations. The book values of cash, accounts receivable, accounts payable, accrued expenses, capital lease obligation, and debt instruments approximate their respective fair values due to the short-term nature of these instruments.

RECENT ACCOUNTING STANDARDS AND PRONOUNCEMENTS

Refer to Note 3 of Notes to Consolidated Financial Statements for a discussion of recent accounting standards and pronouncements.

RESULTS OF OPERATIONS

The following discussion of our performance is organized by reportable operating segments, which is consistent with the way we manage our business.  Effective August 1, 2008, we acquired QSI.  Accordingly, we have included the results of operations of QSI from the date of acquisition.  Effective December 4, 2009, we sold TBS and reclassified the revenues and expenses of TBS to discontinued operations for 2009 and 2008.

Year Ended December 31, 2009 Compared to Year Ended December 31, 2008

Net Revenue from External Customers

Net revenue from external customers for 2009 was $10,291,252, a 5% increase over 2008 net revenue of $9,799,854.

During 2009, GSI, QSI, and MVI generated 54%, 21%, and 25% of our net revenue, respectively. During 2008, GSI, QSI, and MVI generated 62%, 10%, and 28% of our net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Year Ended	Year Ended	Variance
	December 31, 2009	December 31, 2008	Amount	Percent

Net revenue from external customers:

Electronic document delivery services (MVI)	$2,576,842	$2,761,147	$(184,305)	-7%
Electronic content management (QSI)	2,157,280	979,553	1,177,727	120%
Integrated communications (GSI)	5,557,130	6,059,154	(502,024)	-8%
Corporate	-	-	-
Total net revenue from external customers	$10,291,252	$9,799,854	$491,398	5%

Revenue decreased 8% at GSI due to decreases in user subscription fees as a result of a change in product mix and customer attrition.

Revenue decreased 7% at MVI due to a decrease in outbound revenue as a result of customer attrition and reduced usage volumes.

Revenue increased 120% at QSI due to comparing twelve months of revenue during 2009 with five months of revenue during 2008 (from date of acquisition).  On a pro forma basis, QSI’s revenue for 2008 was $2,745,283.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Year Ended	Year Ended	Variance
	December 31, 2009	December 31, 2008	Amount	Percent

Cost of sales:

Electronic document delivery services (MVI)	$1,000,852	$1,173,221	$(172,369)	-15%
Electronic content management (QSI)	803,961	365,165	438,796	120%
Integrated communications (GSI)	1,137,276	1,153,489	(16,213)	-1%
Corporate	-	-	-
Total cost of sales:	$2,942,089	$2,691,875	$250,214	9%

Total cost of sales represented 29% and 27% of net sales during 2009 and 2008, respectively.

Cost of sales for MVI for 2009 represented 39% of MVI’s net sales as compared with 42% in 2008 as a result of reduced telecommunications expenses.

Cost of sales for GSI for 2009 represented 20% of GSI’s net sales as compared with 19% in 2008 because fixed cost of sales were not subject to reduction as revenue declined.

Cost of sales for QSI for each of 2009 and 2008 represented 37% of QSI’s net sales.

On a consolidated basis, cost of sales in 2009 included $31,317 in compensation expense related to the vesting of stock options, compared to $4,601 in 2008.

Gross Profit

Gross profit for 2009 increased 3% to $7,349,163 as compared to $7,107,979 for 2008.  The increase for 2009 of $241,184 resulted from decreases of $11,936 and $485,811 from MVI and GSI, respectively, as offset by an increase of $738,931 in gross profit of QSI.  Gross profit margin for 2009 and 2008 was 71% and 73%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Year Ended	Year Ended	Variance
	December 31, 2009	December 31, 2008	Amount	Percent

Operating expenses

Electronic document delivery services (MVI)	$1,056,042	$1,292,392	$(236,350)	-18%
Electronic content management (QSI)	1,991,995	648,314	1,343,681	207%
Integrated communications (GSI)	3,666,835	3,803,204	(136,369)	-4%
Corporate	1,926,003	2,298,940	(372,937)	-16%
Total operating expenses:	$8,640,875	$8,042,850	$598,025	7%

During 2009, the operating expenses of Corporate decreased 16% as a result of decreased compensation, recruiting fees, consulting, and insurance expenses.  These decreases were offset by increases in filing fees, legal fees, travel, director fees, and accounting fees paid for non-audit services that for compliance reasons were not included in the services performed by our independent registered public accounting firm.

During 2009, MVI’s operating expenses decreased 18% compared to 2008.  Product and technology development decreased $32,265 (-8%) due to staff attrition.  Sales and marketing decreased by $132,321 (-43%) as a result of reduced staff expenses and advertising.  General and administrative decreased by $56,566 (-11%) due to decreased salaries, bad debt and recruiting fees.  Depreciation and amortization expense decreased by $15,128 (-17%).

During 2009, GSI’s operating expenses decreased 4% compared to 2008.  Product and technology development decreased by $18,578 (-2%).  Sales and marketing increased by $269,050 (+26%) due to increased travel, trade show, and compensation expense, including third party commissions.  General and administrative decreased by $333,944 (-23%) due to reduced compensation, processing fees, and rent expense as offset by increases in telephone and legal expenses.  Depreciation and amortization expenses decreased by $52,897 (-11%).

During 2009, QSI incurred $1,991,995 of operating expenses.  Product and technology, sales and marketing, general and administrative, and depreciation expenses were $671,117, $381,401, $674,696, and $264,781, respectively

On a consolidated basis, operating expenses in 2009 included $159,793 in compensation expense related to the vesting of stock options, compared to $200,486 in 2008.

Operating Income (Loss)

As a result of the foregoing, the Company reported an operating loss for 2009 of $1,292,125, compared to an operating loss of $934,871 for 2008.

The following is a comparison of the components of consolidated loss from operations:

	Year Ended	Year Ended	Variance
	December 31, 2009	December 31, 2008	Amount	Percent

Operating income (loss):

Electronic document delivery services (MVI)	$519,948	$295,534	$224,414	76%
Electronic content management (QSI)	(638,676)	(33,926)	(604,750)	-1783%
Integrated communications (GSI)	753,019	1,102,461	(349,442)	-32%
Corporate	(1,926,003)	(2,298,940)	372,937	16%
Total operating loss, net	$(1,291,712)	$(934,871)	$(356,841)	-38%

As illustrated by the above table, each of MVI and Corporate reported a significant improvement in operating income (loss) during 2009 compared to 2008.  These improvements were offset by decreases at QSI and GSI.

Interest Expense, net of Interest Income

Interest expense, net for 2009 decreased by $124,348 to $144,579 from the $268,927 reported in 2008.  The most significant factor in the decrease was a reduction in the amortization of debt issue costs as offset by increases in interest paid in connection with the Company’s lines of credit and notes payable to related parties.

Other Income, net

Other income, net for 2009 was $42,291 compared to other income, net of $129,815 reported in 2008.  In each of the years, we recorded other income and expense related to settlement of liabilities.

Discontinued Operations

For the years ended December 31, 2009 and 2008, (loss) income from discontinued operations was $(405,745) and 491,532, respectively.  In each of the respective years discontinued operations included the results of operations of TBS.  See Note 5 to our consolidated financial statements contained elsewhere in this Annual Report on Form 10-K for additional information related to discontinued operations.

Net Loss

As a result of the foregoing, net loss for 2009 was $2,037,963, or $0.01 per share, compared to a net loss of $616,242, or $0.00 per share, for 2008 on weighted average shares of 190,350,672 and 162,595,571, respectively.

The following is a comparison of the components of consolidated net loss:

	Year Ended	Year Ended	Variance
	December 31, 2009	December 31, 2008	Amount	Percent

Net income (loss):

Electronic document delivery services (MVI)	$498,464	$283,906	$214,558	76%
Electronic content management (QSI)	(655,320)	16,695	(672,015)	*
Integrated communications (GSI)	755,576	1,134,016	(378,440)	-33%
Corporate	(1,926,620)	(2,542,391)	615,771	24%
Discontinued operations	(708,745)	491,532	(1,200,277)	*
Total net loss	$(2,036,643)	$(616,242)	$(1,420,403)	-230%
* calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During the year ended December 31, 2009, our net cash position increased by $740,387 to $1,307,834.  Although our operating and investing activities provided net cash of $53,947 and $2,019,818, respectively, our financing activities used net cash of $1,333,378.

We do not currently have any material commitments for capital expenditures other than those expenditures incurred in the ordinary course of business.

Our sources of capital include cash flow from operations, available credit facilities, and the issuance of debt and equity securities.  During 2009, we relied heavily on our operating lines of credit to fund the negative operating cash flows we experienced.  We expect to experience further negative operating cash flows during 2010, and we expect to make use of remaining proceeds from the sale of TBS and from new sources of debt financing to offset such negative cash flows.

During 2009, we used cash flows generated by our operations to retire approximately $184,000 in accrued expenses which existed as of December 31, 2008.  We also retired approximately $1,351,000 in notes payable debt in 2009 while incurring $865,000 in new notes payable debt.

On December 4, 2009, we sold TBS to N. Harris Computer Corporation and its affiliate for approximately $2.3 million in cash plus up to $0.7 million in additional future payments subject to certain earn-out provisions.  Our Board of Directors approved the disposal of TBS on December 2, 2009 as part of a strategy to reduce debt and focus on growth at the remaining business units and growth by acquisition.  We used $169,817 of the proceeds from the asset sale to pay outstanding amounts pursuant to the Line (see below) on December 4, 2009.

On February 6, 2008, we entered into an agreement with The Private Bank of The Peninsula (“Bank”) for an asset based line of credit (the “Line”). Pursuant to an amendment, the Bank renewed the Line and modified the terms to include an interest rate that was floating and was calculated at Wall Street Journal prime plus five percent (5%) on the cash borrowed provided that the minimum rate was eight and one half percent (8.5%) and minimum interest was $7,000 per three month period. Interest on outstanding borrowings was payable monthly. In addition, we were required to pay an amendment fee of $10,000 and, upon each advance, a fee equal to one quarter of one percent (0.25%) of the advance, and is subject to covenants as to minimum quarterly income and cash flow. The Bank’s maximum commitment amount for the Line, as amended, was $1.0 million. Advances were generally limited to 80% of eligible domestic accounts receivable. Outstanding advances under the Line were secured by a first lien position on all of our accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on our inventory, intellectual property, and equipment. As of December 31, 2009, there were outstanding borrowings of $130,592 on the Line and we were in compliance with all loan covenants, except a quarterly income covenant. As a result of our failure to comply with the quarterly income covenant, the Bank increased the interest rate to 13.5% per annum effective November 19, 2009. The Line matured on February 24, 2010 and, pursuant to an extension granted by the Bank, we repaid all outstanding advances in February and March 2010.

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

Effective August 1, 2008 and in connection with the acquisition of Questys, we issued a secured promissory note to the Pavlovics (the “Pavlovic Note”).  The Pavlovics are a related party as a result of the shares of our common stock issued to them in connection with the acquisition of Questys.  The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011.  Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011.  On August 1, 2009, we paid the first installment of $300,000 using the proceeds of the Williams July 2009 Note (see below). The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008.

Prior to August 1, 2008 (effective date of acquisition of Questys), the Pavlovic’s made aggregate advances to Questys in the amount of $115,000, which were assumed in the acquisition (the “Pavlovic Shareholder Debt”).  The Pavlovic Shareholder Debt is non-interest bearing and the Company and the Pavlovics have agreed to the repayment of the outstanding balance as follows:  (i) $35,000 on or before August 1, 2009, (ii) $40,000 on or before August 1, 2010, and (iii) $40,000 on or before the August 1, 2011. On August 3, 2009, we paid the first installment of $35,000 using the proceeds of the Williams July 2009 Note (see below).

We funded the requirement for the initial $300,000 payment for the purchase of QSI from the proceeds of a $300,000 related party secured promissory note offering subscribed to by The Silver Lake Group, LLC (“SLG”) on August 4, 2008 (the “SLG Note”).  SLG is owned by Ricardo A. Salas, who is one of our Directors.  The SLG Note was originally due on October 31, 2008 and bore interest at a rate of nine percent (9%) per annum through October 31, 2008.

On October 30, 2008, VillageEDOCS, Inc. and SLG entered into an Amendment to Secured Promissory Note (“Amendment”) to modify the maturity date, interest rate, and repayment terms of the SLG Note.  As of October 31, 2008, the remaining principal balance of the SLG Note, as amended, was $250,000 and no interest was outstanding.  Pursuant to the Amendment, the SLG Note matured on March 31, 2009 and bore interest from November 1, 2008 at a rate of twelve percent (12%) per annum.  As of December 31, 2009, the SLG Note was paid in full.  The SLG Note was secured by the accounts receivable of GoSolutions, Inc., our wholly-owned subsidiary, as defined in a Security Agreement dated as of August 1, 2008.

On May 6, 2009 we arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $430,000 (the “Williams May 2009 Note”).  The Williams May 2009 Note bore a per annum interest rate equal to the most favorable rate paid by the Williams plus two percent (2%).  Our interest rate in effect through December 15, 2009 (date of repayment) with respect to the Williams May 2009 Note was 4.87%.  The interest rate was subject to adjustment once per month.  The term of the Williams May 2009 Note was thirty-six (36) months, with monthly installments paid by us consisting of principal and interest on the first of each month, beginning on August 1, 2009.

We used the proceeds from the Williams May 2009 Note, to retire the RLOC on May 8, 2009 (see above).  We deemed the terms of the Williams May 2009 Note to be more favorable to us than the renewal terms offered by the financial institution.

On July 30, 2009 we arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $435,000 (the “Williams July 2009 Note”).  The Williams July 2009 Note bore interest at ten percent (10%) per annum.  The term of the Williams July 2009 Note was twelve (12) months, with monthly installments paid by us at the end of each month consisting of principal and interest, beginning on July 31, 2009.

We used the proceeds from the Williams July 2009 Note, to retire a line of credit with a financial institution on August 4, 2009 and to make installment payments to Vojin and Gloria Hadzi-Pavlovic pursuant to the agreement for the Company’s purchase of QSI dated as of August 1, 2008.

On February 17, 2004, we borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, which bore interest at ten percent (10%) per annum (the “Williams Convertible Note”).  During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of our common stock.   In October 2009, the Williams agreed to extend the due date of the note to October 31, 2011.  Effective February 17, 2009, we and the Williams agreed to extend the expiration date of the warrant to February 16, 2012 in exchange for the Williams’ agreement to extend their guaranty of the RLOC through December 31, 2010.

On December 15, 2009, we paid $927,917 to C. Alan and Joan P. Williams in full satisfaction of all outstanding principal and interest owed to the Williams pursuant to the Williams Convertible Note, the Williams May 2009 Note, and the Williams July 2009 Note.

Our inability to repay outstanding borrowings when due would have a material adverse effect on us.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of QSI and GSI.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.  Accordingly, we anticipate negative operating and investing cash flows during all of 2010 and at least until QSI, MVI, and GSI consistently generate net cash flows sufficient to offset the projected expense to operate the holding company.

We expect to use cash flow generated from operations, remaining proceeds from the sale of TBS, and potentially other sources, to fund any such negative operating cash flows during the remainder of 2010.

While we believe that our available cash resources combined with our current revenue streams and lines of credit will be sufficient to meet our anticipated working capital requirements for the next twelve months, we would likely require new sources of debt or equity financing during the remainder of 2010 should we be required to expand or significantly upgrade our technology infrastructure through additional capital expenditures.  Should our current revenue streams or margins be subjected to even minor decreases, our external funding requirements would likely be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses.  While GSI and MVI each reported net income for 2009, this income was not sufficient to offset losses at QSI, interest expense and corporate overhead.  If we are not successful in improving operating profits from our three operating segments, or in reducing expenses of QSI and the holding company as a percentage of revenue, we may not achieve profitability on a consolidated basis.

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

The Report of Independent Registered Public Accounting Firm on our December 31, 2009 consolidated financial statements includes an explanatory paragraph stating that the recurring losses incurred from operations raise substantial doubt about our ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  The “forward-looking statements” safe harbor does not apply to our company because we issue “penny stock” and are excluded from the safe harbor pursuant to Section 27A(b)(1)(C) of the Securities Act of 1933, as amended, and Section 21E(h)(1)(C) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "expect", "plan", "seek", "estimate", "project", "could",  and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other "forward-looking" information. . These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control, including, without limitation, the risks described in Item 1A "Risk Factors". Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements.  Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Annual Report on Form 10-K.  Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-Q, 8-K, and other SEC filings

Forward looking statements in this Annual Report on Form 10-K include, without limitation:

The statements under the heading "Item 1.  Business" and in MD&A under the caption Business Overview concerning (1) our strategy to develop innovative solutions to expand our ability to benefit our enterprise clients and increase the breadth and size of the markets we satisfy today, (2) our strategy to focus on acquiring intellectual and technology assets that continue to accelerate expansion of our client solutions, (3) our belief that we offer a complete set of business communication services and solutions and a scalable global platform, (4) our belief that our services improve and enhance data delivery or help customers to optimize the processing and delivery of the entire range of business documents, (5) our belief about the benefits businesses will derive from our software and service solutions and about its capabilities, (6) our intent to focus on obtaining growth from higher margin products and services and to make acquisitions of companies that consistently generate net income and positive cash flows, (7) our belief as to the reason that each of our businesses can compete effectively, (8) our strategy of preparing for significant growth , and (9) our strategy of directing new capital primarily toward increasing sales and marketing, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry, and our dependence on third party technology suppliers to provide key software and infrastructure.

The statements under the heading “Item 3. Legal Proceedings” concerning our belief as to the materiality of the indemnity claim.

The statements under MD&A under the captions Introduction and Business Overview of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to (1) our expectations about the business prospects of  QSI, MVI, and GSI, (2) our belief that we have improved our corporate governance, (3) our current and future growth strategy to streamline the corporate structure, bolster sales resources, acquire intellectual and technology assets and our expectations about the benefits we may derive, (4) our belief about our vision to become a business process management/workflow service and the benefits we expect to derive, (5) our acquisition strategy, (6) our expectations regarding challenges and risks that we believe are key challenges and risks, and (7) our belief that obtaining planned financings will allow us to generate adequate cash flows to sustain operations at current levels until we begin to operate profitably on a consistent, month-over month basis, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, risks that we may not successfully implement our acquisition program, risks associated with assimilating acquired personnel and technology into the Company, risks associated with governmental regulation, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.   The statements in MD&A under the caption Critical Accounting Policies regarding calculation of allowances, reserves, and other estimates that are based on historical experience, the judgment of management, and various other assumptions that are believed to be reasonable under the circumstances, the results of which for the basis for making judgments about the carrying value of assets and liabilities that are not readily apparent from any other sources, our beliefs about critical accounting policies, and the significant judgments and estimates used in the preparation of our consolidated financial statements, which statements are subject to certain risks, including, among other things, the inaccuracy of our beliefs regarding critical accounting policies and that actual customer reserves or other estimates may be different from our estimates, requiring revisions to our estimated allowance for doubtful accounts, additional inventory write-downs, impairment charges, restructuring charges, litigation, warranty, and other reserves.  The statements in MD&A under the caption Results of Operations of our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Net Revenue, Gross Profit, Operating Expenses, Income (Loss) from Operations, and Net Loss and our strategies, beliefs, plans, expectations, anticipations and hopes with respect to Liquidity and Capital Resources set forth in MD&A under the caption Liquidity and Capital Resources, including, without limitation (1) our belief that we have made progress toward achieving profitable operations, (2) our strategy of actively seeking to combine with business that operate profitably and generate positive cash flows, (3) our belief that sustainable profitability is achievable, (4) our expectations about future funding requirements, (5) our expectations regarding retirement of additional accrued expense and notes payable debt during 2010, and (6) our belief that current cash position, cash generated through operations and available borrowings will be sufficient to meet our needs through at least the next twelve months, which statements are subject to various risks and uncertainties, including, without limitation, our limited operating history, risks that we may not be able to obtain any additional financing at terms acceptable to us, or at all, the risk that we may be unable to sustain all or part of our operations if we are not able to obtain sufficient additional funds from investors, the risk that our funding requirements could be greater should our current revenue streams or margins decrease, risks that we may not successfully implement our acquisition program, the risk that we may be required to repay certain notes payable debt prior to maturity, risks associated with assimilating acquired personnel and technology into the Company, and the risk that we will not be able to compete effectively because our market place is highly competitive and has low barriers to entry.

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

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A. – CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934, as amended (the Exchange Act).  As a result of this evaluation, we identified material weaknesses in our internal control over financial reporting as of December 31, 2009.  Accordingly, we concluded that our disclosure controls and procedures were not effective as of December 31, 2009.

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

Management’s Annual Report on Internal Control Over Financial Reporting.

Management is responsible for establishing and maintaining adequate internal control over financial reporting.  Our management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.  Based on our evaluation, management has determined that our internal controls over financial reporting were not effective as of December 31, 2009 because we had the following deficiencies:

1.
Shortage of qualified financial reporting personnel due to limited resources and number of locations generating transaction data.  This shortage in financial reporting staff resulted in adjustments to our annual report for 2009, which were not detected initially by management.  These adjustments included adjustments to accrued expenses and net income.  Management has concluded that this control deficiency constitutes a material weakness.

2.
In part due to inability to purchase and implement more robust software tools, the Company did not maintain effective controls to ensure there is timely analysis and review of accounting records, spreadsheets, and supporting data.  This control deficiency did not result in audit adjustments to the 2009 interim or annual consolidated financial statements.  However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

3.
The Company did not effectively monitor access to, or maintain effective controls over changes to, certain financial application programs and related data.  This control deficiency did not result in audit adjustments to the 2009 interim or annual consolidated financial statements. However, this control deficiency could result in a material misstatement of significant accounts or disclosures that would result in a material misstatement to the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

4.
The Company does not maintain a sufficient level of IT personnel to execute general computing controls over our information technology structure, which include the implementation and assessment of information technology policies and procedures. This control deficiency did not result in an audit adjustment to the 2009 interim or annual consolidated financial statements, but could result in a material misstatement of significant accounts or disclosures, which would not be prevented or detected.  Accordingly, management has determined that this control deficiency constitutes a material weakness.

5.
The Company did not maintain adequate segregation of duties within its critical financial reporting applications, the related modules and financial reporting processes. This control deficiency did not result in audit adjustments to the 2009 interim or annual consolidated financial statements. This control deficiency could result in a misstatement of balance sheet and income statement accounts, in the Company’s interim or annual consolidated financial statements that would not be prevented or detected. Accordingly, management has determined that this control deficiency constitutes a material weakness.

Management has determined that these control deficiencies constituted a material weakness in our internal control over financial reporting as of December 31, 2009. A material weakness is a control deficiency, or combination of control deficiencies, in our internal controls over financial reporting (“ICFR”) such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis by employees in the normal course of their assigned functions.

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

Remediation of Material Weakness

As discussed in Management’s Annual Report on Internal Control over Financial Reporting, as of December 31, 2009, there were material weaknesses in our internal control over financial reporting. To the extent reasonably possible in our current financial condition, we intend to employ additional staff members in the finance department to better address ICFR deficiencies and ensure we continue to prepare our financial statements and disclosures in accordance with accounting principles generally accepted in the United States of America.  We intend to complete a process of centralizing accounts receivable and accounts payable processes for all business units, which we believe will establish mitigating controls to compensate for the risk due to lack of segregation of duties.  In addition, we are seeking ways to unify the financial reporting of all of our component companies and we continue to plan to make resources available to upgrade, where possible, certain of our information technology systems impacting financial reporting.  We are currently seeking senior information technology management staff that is adequately qualified to oversee IT staff and to ensure that the IT general computing controls are effective over our systems impacting financial reporting.

Through these steps, we believe we are making progress toward addressing the deficiencies that affected our internal control over financial reporting as of December 31, 2009. However, the effectiveness of any system of internal controls is subject to inherent limitations and there can be no assurance that our ICFR will prevent or detect all errors.  Because the remedial actions require hiring of additional personnel, upgrading certain of our information technology systems, and relying extensively on manual review and approval, the successful operation of these controls for at least several quarters may be required before management may be able to conclude that the material weakness has been remediated.  We intend to continue to evaluate and strengthen our ICFR systems. These efforts require significant time and resources.  If we are unable to establish adequate ICFR systems, we may encounter difficulties in the audit or review of our financial statements by our independent public accountants, which in turn may have a material adverse effect on our ability to prepare financial statements in accordance with accounting principles generally accepted in the United States of America and to comply with our Securities and Exchange Commission reporting obligations.

Attestation Report of the Registered Public Accounting Firm.

This annual report does not include an attestation report of our registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

Changes in Internal Control Over Financial Reporting.

We have made no change in our internal control over financial reporting during the fourth quarter of 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION.

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Directors and Executive Officers

All directors and executive officers may be reached by contacting the Company, located at 1401 N. Tustin Ave., Suite 230, Santa Ana, California 92705, telephone number (714) 734-1030.

The following tables and text set forth certain information concerning members of the Board of Directors of the Company and its executive officers. All of the ages are as of February 28, 2010.  All of the Company’s directors and executive officers are citizens of the United States.

The following table sets forth the names and ages of the directors and executive officers of the Company and certain additional information:

Name	Age	Position

J. Thomas Zender	70	Chairman of the Board (1)

K. Mason Conner	53	Chief Executive Officer, President, Director

H. Jay Hill	70	Executive Vice President of Corporate Development, Director

Gerik M. Degner	35	Director(1)

Ricardo A. Salas	46	Director(1)

Michael A. Richard	41	Chief Financial Officer and Secretary

 (1) Indicates that the director is “independent” within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Exchange Act.

Executive officers are appointed by the Board of Directors and, subject to the terms of their employment agreements, serve until their successors are duly elected and qualify, subject to earlier removal by the Board of Directors.   Directors are elected at the annual meeting of shareholders to serve for their term and until their successors are duly elected and qualify, or until their earlier resignation, removal from office, or death. The remaining directors may fill any vacancy in the Board of Directors for an unexpired term. The term of the current directors continues until the next annual meeting of shareholders to be held in 2010.  Mr. Zender has been a director since August 1997, Mr. Hill since October 1997, Mr. Conner since October 1998, Mr. Salas since July 2005, and Mr. Degner since August 2009.

K. MASON CONNER has been our Chief Executive Officer since 1999 and has served as our President since January 1, 2007. Mr. Conner joined the Company as Vice-President of Sales in 1997 and has been a Board Member since 1998, Acting Vice-President of Sales between 1998 and 2002, and President between 1998 and March 2006, and Mr. Conner is also a Director of GoSolutions, MVI, and QSI. He has 27 years in sales and business management experience, including 23 years of direct and channel sales experience in the voice and data communications products and services industry. In the early 1980's he was involved in the application of Internet Protocol technologies. In the late 1980s and early 1990s he was a principal strategist for an international initiative to transform K-12 education through the use of the Internet. He was a principal consultant with LTS for the electronic vulnerability threat assessment of the Los Angeles Airport Department after the "UnaBomber" threat. He has held sales management positions with Banyan Systems, Doelz Networks, and Timeplex. During the five years prior to joining the Company, Mr. Conner was Director of Sales at Telecom Multimedia Systems from 1996 to 1997, Vice President of Sales at Lo Tiro-Sapere from 1995 to 1996, and Vice President of Sales at Digital Network Architectures from 1991 to 1995.

GERIK M. DEGNER, CFA was nominated to join our Board of Directors in June, 2009. Since May of 2009, Mr. Degner has been a Director at Waveland Capital Group focusing on corporate finance, mergers and acquisitions and private equity services. From July 2007 to May 2009, Mr. Degner worked with Charterhouse Group, a middle market private equity group, as an Advisor responsible for transaction and business development activities. From August 2004 to July 2007, he founded and managed Synergem Venture Group, an investment banking consulting firm that worked with numerous private equity funds on strategic consolidation and special acquisition projects. From November 2002 to August 2004, Mr. Degner founded and managed Cimarron Equity Partners, a micro market private equity fund that focused on lower middle market companies. Mr. Degner’s background includes a variety of transactions including private equity placement, mergers and acquisitions, recapitalizations, growth financings and divestitures. Mr. Degner holds a B.A. in Psychology from the University of Colorado at Boulder and is a CFA Charterholder.

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

MICHAEL A. RICHARD joined the Company in February 2001 and is the Chief Financial Officer and Corporate Secretary. Mr. Richard is also a Director and the Secretary of our wholly-owned subsidiaries, QSI, GSI, and MVI. Mr. Richard has over 15 years of diverse management and public corporate reporting experience for start-up and early stage ventures. From 1999-2000 he served as V.P. Controller for The BigHub.com, Inc., a public new media company providing unique content, private label search engine, e-commerce solutions, and direct mail. From 1995-1999, Mr. Richard served first as Controller and then as Vice President, Accounting (principal accounting officer), and finally as a Director of PortaCom Wireless, Inc., a public developer and operator of companies with contracts to provide wireless telecommunication services in China and other emerging markets.

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

Committees of the Board and Audit Committee Financial Expert

The Board of Directors has an Audit Committee and a Compensation Committee.

AUDIT COMMITTEE. The Audit Committee of the Board of Directors (the "Audit Committee") monitors the integrity of the Company's financial statements, the independence and qualifications of the independent registered public accounting firm, the performance of the Company's independent registered public accounting firm and the effectiveness of the Company's disclosure controls and procedures and internal controls. It is also responsible for retaining, evaluating, and, if appropriate, recommending the termination of the Company's independent registered public accounting firm. The Audit Committee has been established under a charter approved by the Board. Our Audit Committee consists of Messrs. Zender, Hill, and Salas. Mr. Salas serves as Chairman. During 2009 the Audit Committee met four times. The Audit Committee includes one member of executive management, H. Jay Hill, who is not considered to be independent within the meaning of Item 7(d)(3)(iv) of Schedule 14A of the Securities Exchange Act of 1934, as amended. We are not required by the OTCBB to have an audit committee comprised entirely of independent directors. We do not have an audit committee financial expert as defined by Item 401(e) of Regulation S-B of the Exchange Act at this time because we believe that we are not in a position to attract suitable candidates due to insufficient capital resources. In addition, we are not required by the OCTBB to have an audit committee financial expert.

COMPENSATION COMMITTEE. The Compensation Committee of the Board of Directors (the "Compensation Committee") administers the benefits, incentives and compensation of the Company's executive officers, reviews the performance of the Company's executive officers, reviews and approves executive compensation policy and objectives, concludes whether Company executives are compensated according to such standards, makes recommendations to the Board of Directors with respect to compensation, and carries out the Board's responsibilities relating to all forms of executive compensation. The Compensation Committee has been established under a charter approved by the Board. Non-qualified stock options which are granted to the members of the Compensation Committee are recommended by the Company's Chief Executive Officer and approved by the Board of Directors. Our Compensation Committee consists of Messrs. Zender, Hill, and Salas. Mr. Zender serves as Chairman. During 2009 the Compensation Committee met three times. The Compensation Committee includes one member of executive management, H. Jay Hill. Mr. Hill recuses himself from votes and discussions on his own compensation. We are not required by the OTCBB to have a compensation committee comprised entirely of independent directors.

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

Chief Executive Officer Compensation

The current base salary for the Chief Executive Officer of $248,062 is set according to his employment contract, which also includes provision for annual bonuses at the sole discretion of this committee.

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

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards (1)(2) ($)	Option Awards (3) ($)	Non-Equity Incentive plan Compensation ($)	Total ($)

K. Mason Conner, President and CEO	2009	236,250	-	68,792	-	-	305,042
	2008	232,500	-	94,733	5,000	-	332,233

H. Jay Hill, Executive Vice President – Corporate	2009	210,000	-	58,965	-	-	268,965
Development	2008	210,000	-	70,873	2,000	-	282,873

Michael A. Richard, CFO and Secretary	2009	160,000	-	-	-	-	160,000
	2008	160,000	-	15,000	-	-	165,000

(1)  All of the shares of common stock earned by Messrs. Conner and Hill that were issued during 2009 were valued at $0.01 per share (the estimated fair value on the measurement date) and recorded as compensation expense.
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

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END TABLE

The following table presents information regarding outstanding options held by our named executive officers as of the end of our fiscal year ended December 31, 2009.

Name	Option Awards					Stock Awards
	Number of Securities Underlying Unexercised Options	Number of Securities Underlying Unexercised Options	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration	Number of Shares or Units of Stock That Have Not Vested	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)
	Exercisable	Unexercisable

K. Mason Conner	500,000	-	-	0.015	11/16/2015	-	-	-	-
	31,138	-	-	2.500	8/4/2010	-	-	-	-
	34,536	-	-	2.500	10/1/2011	-	-	-	-
	1,719,658	-	-	0.188	1/30/2014	-	-	-	-
	3,500,000	-	-	0.150	6/15/2012	-	-	-	-
	2,000,000	-	-	0.160	12/27/2012	-	-	-	-

H. Jay Hill	31,138	-	-	2.500	8/4/2010	-	-	-	-
	34,536	-	-	2.500	10/1/2011	-	-	-	-
	686,325	-	-	0.188	1/30/2014	-	-	-	-
	1,500,000	-	-	0.180	8/15/2013	-	-	-	-
	1,000,000	-	-	0.100	8/15/2013	-	-	-	-
	500,000	-	-	0.150	6/15/2012	-	-	-	-
	2,000,000	-	-	0.160	12/27/2012	-	-	-	-
	200,000	-	-	0.015	11/16/2015	-	-	-	-

Michael A. Richard	150,000	-	-	2.500	2/27/2011	-	-	-	-
	387,500	-	-	0.188	1/30/2014	-	-	-	-
	650,000	-	-	0.150	6/15/2012	-	-	-	-
	250,000	-	-	0.160	12/27/2012	-	-	-	-
(1) Except as indicated, these options held by Messrs. Conner, Hill, and Richard are vested in full as of December 31, 2008.

STOCK OPTIONS

The Company has adopted an equity incentive plan (the "2002 Plan") that authorizes the issuance of stock awards and options to acquire up to 90,000,000 shares of common stock, as amended, to employees and certain outside consultants.  The 2002 Plan allows for the issuance of either non-qualified or, subject to stockholder approval, incentive stock options pursuant to Section 422 of the Internal Revenue Code.  Options vest at the discretion of the Board of Directors as determined at the grant date, but not longer than a ten-year term. Under the 2002 Plan, the exercise price of each option shall not be less than fair market value on the date the option is granted.

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

At December 31, 2008, we had outstanding options to purchase 40,370,976 shares of our common stock pursuant to the 2002 Plan and the 1997 Plan.  The number of options under both the 2002 Plan and the 1997 Plan available for grant at December 31, 2009 and 2008 was approximately 49,100,000 and 43,000,000, respectively (see Notes to accompanying consolidated financial statements).

COMPENSATION OF DIRECTORS

The following table presents information regarding compensation paid to our non-employee directors for our fiscal year ended December 31, 2009.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Gerik M. Degner	$15,000		5,864				$20,864

Ricardo A. Salas	$30,000	-	-	-	-	-	$30,000

J. Thomas Zender	$30,000	-	-	-	-	-	$30,000

Assumptions relating to the estimated fair value of stock options granted to Mr. Degner during 2009 are as follows: risk-free interest rate of 2.3%; expected dividend yield 0%; expected option  life of 6.0 years; and volatility of 182% - 202%.  Please see Note 3 to our consolidated financial statements for further discussion of our assumptions relating to the estimated fair value of equity awards.

NARRATIVE DISCLOSURE TO DIRECTOR COMPENSATION TABLE

Beginning in January 2009, non-employee directors began to receive annual retainer fees, which were paid in cash in quarterly installments.  Each non-employee director receives a retainer of $30,000 for his participation as a director.  It is our policy that our employee-directors do not receive cash compensation for their service as members of our Board of Directors.  Non-employee directors have historically been eligible for participation in certain of our equity incentive plans.  During 2009, we issued options to purchase an aggregate of 600,000 shares of our common stock to Gerik M. Degner, a non-employee director, in consideration for his services. There has been no determination made as to the number and exercise price of options, if any, that will be issued to either K. Mason Conner or H. Jay Hill for service during terms following the term that expired on October 5, 2001. Directors are reimbursed for out-of-pocket expenses incurred by them in connection with attending meetings.  The Company has no other arrangements regarding compensation for services as a director.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table sets forth certain information with respect to the beneficial ownership of shares of the Company's common stock owned as of February 28, 2010 beneficially by (i) each person who beneficially owns more than 5% of the outstanding common stock, (ii) each director of the Company, (iii) the President and Chief Executive Officer of the Company, the executive officers and significant employees of the Company whose cash and non-cash compensation for services rendered to the Company for the year ended December 31, 2009 exceeded $100,000, and (iv) directors, executive officers, and significant employees as a group:

Name of Beneficial	Amount and Nature of	Percent
Owner (1)	Beneficial Ownership (2)	of Class (3) (4)

C. Alan Williams (5)	103,487,867	41.7

K. Mason Conner (6)	17,588,638	7.1

J. Thomas Zender (7)	2,214,499	*

Gerik M. Degner	-	*

H. Jay Hill (8)	14,528,499	5.9

Ricardo A. Salas (9)	820,000	*

Michael Richard (10)	2,504,167	1.0

GoSolutions Equity LLC (11)	26,786,840	10.8

Vojin Hadzi-Pavlovic	22,000,000	8.9

All directors, executive officers, and significant employees as a group (6 persons)	37,655,803	15.2

*  Less than 1%

(1)  The address of each individual is in care of the Company.

(2)  Represents sole voting and investment power unless otherwise indicated.

(3)  Based on 226,546,613 shares of the Company's common stock outstanding at February 28, 2010, plus, as to each person listed, that portion of the Company's common stock subject to outstanding options and warrants which may be exercised by such person, and as to all directors and executive officers as a group, unissued shares of the Company's common stock as to which the members of such group have the right to acquire beneficial ownership upon the exercise of stock options or warrants within 60 days of February 28, 2010.

(4)  Excludes 31,465,401 shares reserved for issuance under outstanding options and warrants.

(5)  Includes warrants to acquire 3,000,000 shares at $0.10 per share.

(6)  Includes options to acquire 65,674 shares at $2.50 per share, options to acquire 1,719,658 shares at $0.19 per share, options to acquire 3,500,000 shares at $0.15 per share, options to acquire 2,000,000 shares at $0.16 per share, options to acquire 500,000 shares at $0.015 per share, and warrants to acquire 200,000 shares at $0.15 per share.

(7)  Includes options to acquire 290,000 shares of common stock at $0.02 per share, options to acquire 66,261 shares at $2.50 per share, options to acquire 918,825 shares at $0.19 per share, options to acquire 500,000 shares at $0.15 per share, and options to acquire 200,000 shares at $0.015 per share.

(8)  Includes options to acquire 65,674 shares at $2.50 per share, options to acquire 686,325 shares at $0.19 per share, options to acquire 1,500,000 shares at $0.18 per share, options to acquire 1,000,000 shares at $0.10 per share, options to acquire 500,000 shares at $0.15 per share, options to acquire 2,000,000 shares at $0.16 per share, options to acquire 200,000 shares at $0.015 per share, and warrants to acquire 350,000 shares at $0.15 per share.

(9)  Includes options to acquire 800,000 shares of common stock at $0.18 per share.

(10)  Includes options to purchase 150,000 shares of common stock at $2.50 per share, options to purchase 387,500 shares of common stock at $0.19 per share, options to purchase 650,000 shares of common stock at $0.15 per share, and options to purchase 250,000 shares at $0.16 per share.

(11)  The members of GoSolutions Equity LLC are Daniel M. Doyle, Sr., H. Scott Seltzer, Larry C. Morgan, Shaun C. Pope, and Tom C. Lokey.

Securities Authorized for Issuance Under Equity Compensation Plans

The following provides information, as of December 31, 2009, concerning compensation plans (including individual compensation arrangements) under which equity securities of the Company are authorized for issuance.

	(a)	(b)	(c)

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighed-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuances under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	40,370,976	$0.17	49,100,000

Equity compensation plans not approved by security holders	9,754,429	$0.07	—

Total	50,125,405	$0.14	49,100,000

For a complete description of our equity compensation plans, please refer to Note 7 of our consolidated financial statements as of December 31, 2009, which are filed as Exhibit 99.1 hereto.

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

TBS had a related party operating lease with Perimeter Center Partners for the rental of the land and building occupied by TBS.  The lease, as amended, commenced on February 1, 2004 and had a term of six years, with monthly payments of $6,200.  Perimeter Center Partners is owned by Stephen A. Garner and James L. Campbell, who were each employees of TBS, former owners of TBS, and current stockholders of the Company.

TBS had a related party capital lease with Perimeter Center Partners for an inserting machine.  The lease commenced on May 19, 2007.  Monthly payments were $1,746.

Effective December 23, 2009, C. Alan Williams converted 33,500,000 shares of our Series A Preferred Stock into 33,500,000 shares of our common stock.  The transaction resulted in no consideration to us because the Series A Preferred Stock was convertible for no additional consideration.  Mr. Williams had previously purchased these shares from Barron Partners, LP in a private transaction not involving us.  After the conversion by Mr. Williams, we had no shares of Series A preferred Stock outstanding.

On April 8, 2009 and pursuant to the terms of their respective employment agreements, we issued 6,879,200 shares of its restricted common stock to K. Mason Conner, who is our President and Chief Executive Officer and a Director, and 5,896,500 shares of our restricted common stock to H. Jay Hill, who is our Executive Vice President of Corporate Development and a Director.  These shares were valued at $0.01 per share (the estimated fair value on the measurement date) and recorded as compensation expense.

On August 1, 2008 and in connection with the acquisition of Questys, we issued 22,000,000 shares of its common stock to Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic (the “Pavlovics”). These shares were valued at $0.025 per share (the estimated fair value on the measurement date) and recorded as additional purchase price.

On August 1, 2008 and in connection with the acquisition of Questys, we issued a secured promissory note to the Pavlovics in the amount of $900,000 (the “Pavlovic Note”). The Pavlovics are a related party as a result of the common stock issued to them by us any in connection with the acquisition of Questys. The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011. Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011. The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the Pavlovic Note are subordinate in certain respects to the rights of the Private Bank of the Peninsula to the extent set forth in a Subordination Agreement dated as of August 1, 2008.

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

We funded the requirement for the initial $300,000 payment for the purchase of QSI from the proceeds of a $300,000 related party secured promissory note offering subscribed to by The Silver Lake Group, LLC (“SLG”) on August 4, 2008 (the “SLG Note”). SLG is owned by Ricardo A. Salas, a Director of VillageEDOCS. The SLG Note was originally due on October 31, 2008 and bore interest at a rate of nine percent (9%) per annum through October 31, 2008.

On October 30, 2008, VillageEDOCS, Inc. and SLG entered into an Amendment to Secured Promissory Note (“Amendment”) to modify the maturity date, interest rate, and repayment terms of the SLG Note. As of October 31, 2008, the remaining principal balance of the SLG Note, as amended, was $250,000 and no interest was outstanding. Pursuant to the Amendment, the SLG Note matured on March 31, 2009 and bore interest from November 1, 2008 at a rate of twelve percent (12%) per annum. As of December 31, 2009, the SLG Note was paid in full. As of December 31, 2008, the outstanding principal balance due pursuant to the SLG note was $151,490. The SLG Note was secured by the accounts receivable of GoSolutions, Inc., our wholly-owned subsidiary, as defined in a Security Agreement dated as of August 1, 2008. Payment obligations under the SLG Note were subordinate in certain respects to the rights of the Bank to the extent set forth in a Subordination Agreement entered into effective August 1, 2008.

On May 6, 2009 we arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $430,000 (the “Williams May 2009 Note”). The Williams May 2009 Note bore a per annum interest rate equal to the most favorable rate paid by the Williams plus two percent (2%). Our interest rate in effect through December 15, 2009 (date of repayment) with respect to the Williams May 2009 Note was 4.87%. The interest rate was subject to adjustment once per month. The term of the Williams May 2009 Note was thirty-six (36) months, with monthly installments paid by us consisting of principal and interest on the first of each month, beginning on August 1, 2009. Payment obligations under the Williams May 2009 Note were subordinate in certain respects to the rights of the Private Bank of the Peninsula.

We used the proceeds from the Williams May 2009 Note, to retire the RLOC on May 8, 2009 (see above). The terms of the Williams May 2009 Note were deemed more favorable to us than the renewal terms offered by the financial institution.

On July 30, 2009 we arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $435,000 (the “Williams July 2009 Note”).  The Williams July 2009 Note bore interest at ten percent (10%) per annum.  The term of the Williams July 2009 Note was twelve (12) months, with monthly installments paid by us at the end of each month consisting of principal and interest, beginning on July 31, 2009.  Payment obligations under the Williams July 2009 Note were subordinate in certain respects to the rights of the Private Bank of the Peninsula.

We used the proceeds from the Williams July 2009 Note, to retire a line of credit with a financial institution on August 4, 2009 and to make installment payments to Vojin and Gloria Hadzi-Pavlovic pursuant to the agreement for our purchase of QSI dated as of August 1, 2008.

On February 17, 2004, we borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, which bore interest at ten percent (10%) per annum (the “Williams Convertible Note”).  During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of our common stock.   In October 2009, the Williams agreed to extend the due date of the note to October 31, 2011 (see Note 11).  The note and accrued interest were due at the earlier of one of three events: 1) October 31, 2011; 2) acquisition of a controlling interest in us by a third party; or 3) we achieved equity financing of a minimum of $3,000,000.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share.  As an incentive for Mr. and Mrs. Williams to provide the loan, we issued them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.  Effective February 17, 2009, we and the Williams agreed to extend the expiration date of the warrant to February 16, 2012 in exchange for the Williams’ agreement to extend their guaranty of the RLOC through December 31, 2010.  The extension of the warrants did not have a material effect on the consolidated financial statements.

During the years ended December 31, 2009 and 2008, $35,439 and $6,500, respectively, of interest expense was recognized in connection with these notes.

On December 15, 2009, we paid $927,917 to C. Alan and Joan P. Williams in full satisfaction of all outstanding principal and interest owed to the Williams pursuant to the Williams Convertible Note, the Williams May 2009 Note, and the Williams July 2009 Note.

At December 31, 2008, the amount owed by us to the Williams pursuant to the unpaid balance of the convertible promissory note payable was $65,000 in principal and $113,370 in unpaid interest.  The interest rate in effect as of December 31, 2008 was ten percent (10%) per annum.

On November 17, 2008, we issued 2,500,000 shares of its common stock to K. Mason Conner pursuant to the 2002 Equity Incentive Plan.  Mr. Conner is an officer and director of us.  These shares were valued at $0.015 per share (the estimated fair value on the measurement date) and recorded as compensation expense.

On November 17, 2008, we issued 2,000,000 shares of its common stock to H. Jay Hill pursuant to the 2002 Equity Incentive Plan.  Mr. Hill is an officer and director of us.  These shares were valued at $0.015 per share (the estimated fair value on the measurement date) and recorded as compensation expense.

On November 17, 2008, we issued 1,000,000 shares of its common stock to Michael A. Richard pursuant to the 2002 Equity Incentive Plan.  Mr. Richard is an officer of us.  These shares were valued at $0.015 per share (the estimated fair value on the measurement date) and recorded as compensation expense.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The following table sets forth fees billed to us by our auditors during the fiscal years ended December 31, 2009 and 2008 for: (i) services rendered for the audit of our annual financial statements and the review of our quarterly financial statements, (ii) services by our auditors that are reasonably related to the performance of the audit or review of our financial statements and that are not reported as Audit Fees, including procedures related to our acquisition of Questys, (iii) services rendered in connection with tax compliance, tax advice, and tax planning, and (iv) all other fees for services rendered.  "All Other Fees" consisted of fees related to our proxy statements, registration statements, SEC comment letters, and press releases.

		2009	2008
(i)	Audit Fees	$160,000	$195,000
(ii)	Audit Related Fees	-	33,000
(iii)	Tax Fees	40,000	40,000
(iv)	All Other Fees	-	-
	Total	$200,000	$268,000

PART IV

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

2.6
Assets Purchase Agreement dated December 10, 2007 by and between Phoenix Forms, Inc. and DocPath Corp.  Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 11, 2007. **

2.7
Assets Purchase Agreement dated December 10, 2007 by and between Phoenix Forms, Inc. and DocPath Corp.  Previously filed as Exhibit 2.1 to the Companys’s Current Report on Form 8-K filed on December 11, 2007.**

2.8
Stock Purchase Agreement dated as of August 1, 2008 by and among VillageEDOCS, Inc. and Decision Management Company, Inc. d/b/a Questys Solutions, Inc. and Its Sole Shareholder, Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic, Tenants In Common.  Previously filed as Exhibit 99.1 to the Company’s Current Report on Form 8-K filed on August 6, 2008. **

2.9
Intellectual Property Purchase Agreement, dated December 4, 2009, among N. Harris Computer Corporation, Tailored Business Systems, Inc., and VillageEDOCS, Inc.  Previously filed as Exhibit 2.1 to the Company’s Current Report on Form 8-K filed on December 7, 2009. **

2.10
Share Purchase Agreement, dated December 4, 2009, between Systems Design, Inc., and VillageEDOCS, Inc.  Previously filed as Exhibit 2.2 to the Company’s Current Report on Form 8-K filed on December 7, 2009. **

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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference. **

21.1	Subsidiaries of the Registrant.*

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated April 15, 2010 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated April 15, 2010 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated April 15, 2010 by K. Mason Conner, Chief Executive Officer.***
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated April 15, 2010 by Michael A. Richard, Chief Financial Officer.***
99.1	VillageEDOCS, Inc. Consolidated Financial Statements for the Fiscal Years Ended December 31, 2009 and 2008 together with Report of Independent Registered Public Accounting Firm. *

*	Filed herewith

**	Previously filed

***	Furnished herewith

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

Date: April 15, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this Annual Report on Form 10-K has been signed by the following persons below on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE

/s/ K. Mason Conner		April 15, 2010
K. Mason Conner	Director, President, and
Chief Executive Officer

/s/ Michael A. Richard		April 15, 2010
Michael A. Richard	Chief Financial Officer,
Principal Accounting Officer

/s/ J. Thomas Zender		April 15, 2010
J. Thomas Zender	Director,
Chairman of the Board

/s/ Gerik M. Degner	Director,	April 15, 2010
Gerik M. Degner

/s/ Ricardo A. Salas		April 15, 2010
Ricardo A. Salas	Director

/s/ H. Jay Hill		April 15, 2010
H. Jay Hill	Executive Vice President,
Director