Form 10-Q
period 2010-03-31
VILLAGEEDOCS INC
filed 2010-05-24
CIK 1122099

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

There were 226,546,613 shares of the Registrant’s common stock outstanding as of April 30, 2010.

VillageEDOCS
Index

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)	(audited)
ASSETS
Current assets:
Cash and cash equivalents	$382,553	$1,307,834
Accounts receivable, net of allowance for doubtful accounts of approximately $65,000 and $52,000, respectively	425,631	405,000
Prepaid expenses and other current assets	167,425	86,925
Total current assets	975,609	1,799,759

Property and equipment, net	247,707	217,368
Other assets	25,014	25,014
Goodwill	4,523,527	4,523,527
Other intangibles, net	2,769,579	2,929,508

	$8,541,436	$9,495,176

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$441,894	$403,265
Current portion of accrued expenses and other liabilities	361,526	500,591
Deferred revenue	430,433	705,314
Capital lease obligations, current	10,792	-
Lines of credit	-	130,592
Current portion of notes payable to related parties, net of unamortized debt discount of $47,808 and $47,808, respectively	292,192	264,309

Total current liabilities	1,536,837	2,004,071

Accrued expenses and other liabilities, net of current portion	711,210	806,045
Capital lease obligations, net of current portion	35,377	-
Notes payable to related parties, net of current portion and unamortized debt discount of $15,932 and $27,883, respectively	324,068	340,000
Derivative liability	4,650	4,650

Total liabilities	2,612,142	3,154,766

Commitments and contingencies

Stockholders' equity:
Series A Preferred stock, par value $0.001 per share:
Authorized — 48,000,000 shares
Issued and outstanding — 0 shares, respectively (liquidation preference of $0, respectively)	-	-
Common stock, par value $0.0001 per share:
Authorized — 500,000,000 shares
Issued and outstanding — 226,546,613 shares	22,655	22,655
Additional paid-in capital	34,062,182	34,022,485
Accumulated deficit	(28,155,543)	(27,704,730)
Total stockholders' equity	5,929,294	6,340,410
	$8,541,436	$9,495,176

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended March 31,
	2010	2009
Net revenues	$2,159,113	$2,801,449
Cost of revenues	645,450	813,818
Gross profit	1,513,663	1,987,631
Operating expenses:
Product and technology development	438,273	468,068
Sales and marketing	402,290	564,693
General and administrative	910,291	1,177,160
Depreciation and amortization	196,960	220,098
Total operating expenses	1,947,814	2,430,019
Loss from continuing operations	(434,151)	(442,388)

Change in fair value of derivative liability	-	3,100
Interest expense, net of interest income	(19,410)	(41,065)
Other income, net	2,748	15,585
Loss from continuing operations before provision for income taxes	(450,813)	(464,768)

Provision for income taxes	-	4,000
Loss from continuing operations	(450,813)	(468,768)

Income from discontinued operations	-	48,025
Net loss	$(450,813)	$(420,743)

Net loss available to common shareholders
Basic	$(450,813)	$(420,743)
Diluted	$(450,813)	$(420,743)

Basic earnings (loss) per share:
Loss from continuing operations	$-	$-
Income from discontinued operations	$-	$-
Net loss per share, basic	$-	$-

Diluted earnings (loss) per share:
Loss from continuing operations	$-	$-
Income from discontinued operations	$-	$-
Net loss per share, diluted	$-	$-

Weighted average shares outstanding -
Basic	226,546,613	180,270,913
Diluted	226,546,613	215,658,064

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc. and subsidiaries
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Three Months Ended March 31,
	2010	2009
Cash Flows from Operating Activities:
Net loss	$(450,813)	$(420,743)
Adjustments to reconcile net loss to net cash (used in ) provided by operating activities:
Depreciation and amortization	196,960	242,999
Provision for (recovery of) doubtful accounts receivable	12,229	(22,401)
Estimated fair value of stock options issued to employees for services rendered	39,697	82,413
Estimated fair value of warrants issued to consultants	-	23,194
Change in fair value of derivative liability	-	(3,100)
Amortization of debt discount and debt issuance costs	11,951	29,834
Changes in operating assets and liabilities:
Accounts receivable	(32,860)	308,308
Inventories	-	6,990
Prepaid expenses and other current assets	(88,235)	67,790
Other assets	-	2,647
Accounts payable	38,629	65,281
Accrued expenses, other liabilities and interest	(233,900)	(119,037)
Deferred revenue	(274,881)	(200,723)
Net cash (used in) provided by operating activities	(781,223)	63,452
Cash Flows from Investing Activities:
Purchases of property and equipment	(9,435)	(29,088)
Net cash used in investing activities	(9,435)	(29,088)
Cash Flows from Financing Activities:
Payments on lines of credit, net	(130,592)	(60,067)
Payments on notes payable to related parties	-	(151,490)
Payments on capital lease obligations	(4,031)	(4,932)
Net cash used in financing activities	(134,623)	(216,489)
Net change in cash and cash equivalents	(925,281)	(182,125)

Cash and cash equivalents, beginning of period	1,307,834	567,447
Cash and cash equivalents, end of period	$382,553	$385,322
Supplemental disclosure of cash flow information -
Cash paid during the period for:
Interest	$7,460	$14,336
Income taxes	$145,760	$30,486

continued…

	Three Months Ended March 31
	2010	2009

Supplemental Schedule of Noncash Investing
and Financing Activities:
Cumulative effect of accounting change to accumulated deficit for derivative liabilities	$-	$2,610
Cumulative effect of accounting change to additional paid-in capital for derivative liabilities	$-	$6,200
Acquisition of property and equipment through capital lease obligations	$50,200	$-
Repayment of line of credit with issuance of related party debt	$-	$430,000

See accompanying notes to unaudited condensed consolidated financial statements.

VillageEDOCS, Inc.
Notes to Unaudited Condensed Consolidated Financial Statements
March 31, 2010 and 2009

1.	Management’s Representation

The accompanying unaudited condensed consolidated financial statements have been prepared by VillageEDOCS, Inc. (the “Company” or “VillageEDOCS”) in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information, and pursuant to the instructions to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statement presentation. In the opinion of management, all adjustments (consisting primarily of normal recurring accruals) considered necessary for a fair presentation have been included. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements and notes thereto for the year ended December 31, 2009, contained in the Company’s Annual Report on Form 10-K, as filed with the SEC.

The Company has evaluated subsequent events through the filing date of its Quarterly Report on Form 10-Q, and determined that no subsequent events have occurred that would require recognition in the condensed consolidated financial statements or disclosure in the notes thereto other than as disclosed in the accompanying notes.

2.	Background, Organization and Basis of Presentation

The Company was incorporated in 1995 in Delaware, reincorporated in California in 1997, and reincorporated in Delaware in September 2007. The Company has historically operated an electronic document delivery service marketed to organizations throughout the United States and internationally. On June 16, 2004, the holders of a majority of the voting capital stock of the Company voted to approve a Plan of Restructuring that included the reorganization of the Company's electronic document delivery business into a wholly owned subsidiary of the Company. In connection with the reorganization, the Company formed MessageVision, Inc. ("MVI") on October 25, 2004. Effective May 1, 2006, the Company acquired GoSolutions, Inc. ("GSI"). GSI provides enhanced voice and data communications services including speech-driven messaging, unified communications, and audio conferencing applications. Effective August 1, 2008, the Company acquired Decision Management Company, Inc. dba Questys Solutions (“QSI” or “Questys”). QSI provides products and services for document and content management, automated data capture, electronic agenda management, and business process workflow. On February 17, 2004, the Company acquired Tailored Business Systems, Inc. ("TBS"), which it subsequently sold effective December 1, 2009. Effective April 1, 2005, the Company acquired Phoenix Forms, Inc. dba Resolutions ("PFI" or "Resolutions"), which it subsequently sold effective December 1, 2007. The unaudited condensed consolidated financial statements include the accounts of the Company and those of MVI, TBS, Resolutions, GSI, and QSI, its wholly owned subsidiaries, since October 25, 2004, February 17, 2004, April 1, 2005, May 1, 2006, and August 1, 2008, respectively. See Note 5 for additional information regarding the Company’s accounting for TBS as a discontinued operation. All significant inter-company transactions and balances have been eliminated in consolidation.

3.	Going Concern

The accompanying unaudited condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern. The Company has incurred significant losses since inception and has a working capital deficit ($561,228 at March 31, 2010). The Company’s losses are continuing and are expected to continue until such time as the Company is able to sufficiently expand its existing businesses or is able to consummate business combination transactions with other businesses whose profits are sufficient to offset any ongoing losses from operating the holding company that owns QSI, GSI, and MVI.

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

The Company believes it will have adequate cash to maintain operations until it achieves sustained profitability. However, until the Company has a history of maintaining revenue levels sufficient to support its operations and repay its working capital deficit, the Company may require additional financing. Sources of financing could include capital infusions, additional equity financing or debt offerings. The Company does not expect to generate positive operating cash flows again until at least the fourth quarter of 2010. Should anticipated cash flows decrease for any reason, management plans to obtain debt and/or equity financing from new and existing stockholders. There can be no assurance that funding will be available on acceptable terms, if at all, or that such funds, if raised, would enable the Company to achieve or sustain profitable operations.

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

4.	Summary of Significant Accounting Policies

Segments of an Enterprise and Related Information

The Company reports information about segments of its business in its annual financial statements and reports selected segment information in its quarterly reports issued to stockholders. The Company also reports on its entity-wide disclosures about the products and services that it provides, the material countries in which it holds assets and reports revenues and its major customers. The Company's four reportable segments are managed separately based on fundamental differences in their operations. At March 31, 2010 the Company operated in the following four reportable segments (see Note 11):

(a) Electronic document delivery services,
(b) Electronic content management solutions,
(c) Integrated communications, and
(d) Corporate.

The Company evaluates performance and allocates resources based upon operating income. The accounting policies of the reportable segments are the same as those described in this summary of significant accounting policies.

Concentration of Credit Risk

The Company extends credit to its customers and performs ongoing credit evaluations of such customers. The Company does not obtain collateral to secure its accounts receivable. MVI and GSI generally require a valid credit card or ACH debit account to collateralize credit extended to non-corporate clients. The Company evaluates its accounts receivable on a regular basis for collectibility and provides for an allowance for potential credit losses as deemed necessary. At March 31, 2010 and December 31, 2009, the Company has recorded an allowance for doubtful accounts of approximately $65,000 and $52,000, respectively.

For the three months ended March 31, 2010 and 2009, independent representatives of one enterprise accounted for approximately 30% and 19% of total revenues from continuing operations, respectively.

For the three months ended March 31, 2010 and 2009, independent representatives of another enterprise accounted for approximately 4% and 17% of total revenues from continuing operations, respectively.

One customer accounted for 14% and 23%, respectively, of accounts receivable at March 31, 2010 and December 31, 2009.

At times, deposits held with financial institutions may exceed the amount of insurance provided on such deposits by the Federal Deposit Insurance Corporation (“FDIC”) which provides deposit coverage with limits up to $250,000 per owner through December 31, 2013. As of March 31, 2010, the Company had no amounts in excess of the FDIC limit. As of December 31, 2009, the Company had a balance of approximately $805,000 in excess of the FDIC limit.

Use of Estimates in the Preparation of Financial Statements

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Significant estimates made by management are, among others, the realizability of accounts receivable, recoverability of long-lived assets, and valuation of derivative liabilities, stock options, warrants, and deferred taxes. Actual results could differ from those estimates.

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

The Company recognizes revenue earned on software arrangements involving multiple elements to be allocated to each element based on the selling price of each of the elements. The fair value of an element must be based on vendor-specific objective evidence (“VSOE”) of the estimated selling price. Software license revenue generated by QSI, allocated to a software product is recognized upon delivery of the product, or deferred and recognized in future periods to the extent that an arrangement includes one or more elements that are to be delivered at a future date and for which VSOE has not been established. Maintenance and support revenue is recognized ratably over the maintenance term. First-year maintenance typically is sold with the related software license and renewed on an annual basis thereafter. Estimated fair values of ongoing maintenance and support obligations are based on separate sales of renewals to other customers or upon renewal rates quoted in the contracts. For such arrangements with multiple obligations, the Company allocates revenue to each component of the arrangement based on the estimated selling price of the undelivered elements. Fair value of services, such as consulting or training, is based upon separate sales of these services. The Company at times may enter into multiple-customer contracts in which the Company allocates revenue based on the number of specified users at each customer, and recognizes revenue upon customer acceptance and satisfying the other applicable conditions of the above described accounting policy.

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

Revenue from subscription agreements consists of fixed monthly fees and usage charges, generally based on per minute rates. Subscription agreement revenue related to QSI, MVI and GSI usage service charges are billed monthly in arrears and the associated revenues are recognized in the month of service. Recurring charges for the GoSolo (TM) platform are billed in advance on a monthly basis and recorded as deferred revenues. The Company recognizes subscription agreement revenue ratably over the service period, which management believes approximates the actual provision of services. Professional service fee revenue consists of consulting fees charged to enterprise clients for GoSolo(TM) platform enhancements. The Company recognizes professional service fee revenue on a time and materials basis over the service period, which management believes approximates the actual provision of services. Wholesale enhanced voicemail services consists of fees charged to telecommunications providers for use of the GoSolo(TM) platform to provide their customers with hosted electronic voicemail, billed monthly in arrears and the associated revenues are recognized in the month of service.

Significant management judgments and estimates must be made in connection with determination of the revenue to be recognized in any accounting period. If the Company made different judgments or utilized different estimates for any period, material differences in the amount and timing of revenue recognized could result.

Product and Technology Development

Product and technology development expense includes personnel costs relating to developing the features, content and functionality of QSI’s electronic content management solutions, MVI's internet-enabled fax services and web site, and GSI's communications services. Product and technology development costs are expensed as incurred.

Risks and Uncertainties

The Company operates in industries that are subject to intense competition, government regulation and rapid technological change. The Company’s operations are subject to significant risks and uncertainties including financial, operational, technological, regulatory and other risks associated with an expanding business, including the potential risk of business failure.

Earnings (Loss) per Share

Basic earnings (loss) per share is computed by dividing the net loss available to common stockholders by the weighted average number of common shares assumed to be outstanding during the period of computation. Diluted earnings (loss) per share is computed similar to basic earnings (loss) per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential shares had been issued and if the additional common shares were dilutive. All potentially dilutive shares, approximately 48,000 and 35,387,000 of potentially dilutive shares for the three months ended March 31, 2010 and 2009, respectively, have been excluded from diluted loss per share, as their effect would be anti-dilutive for the periods then ended.

Stock-Based Compensation

At March 31, 2010 the Company had two stock-based compensation plans.

All share-based payments to employees, including grants of employee stock options and restricted stock grants, are recognized in the consolidated financial statements based upon their fair values.  The Company uses the Black-Scholes option pricing model to estimate the grant-date fair value of share-based awards.  Fair value is determined at the date of grant.  The consolidated financial statement effect of forfeitures is estimated at the time of grant and revised, if necessary, if the actual effect differs from those estimates.  The estimated weighted average forfeiture rate for the three months ended March 31, 2010 and 2009, of approximately 16% and 17%, respectively, was based on historical forfeiture experience and estimated future employee forfeitures.

The cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended March 31, 2010 and 2009.

Description of Plans

The Company’s equity incentive plans provide for awards of common stock and grants of options to employees and directors of the Company to purchase the Company’s shares, as determined by management and the board of directors, at or above the fair value of such shares on the grant date. The options generally vest over a five-year period beginning on the grant date and have a seven-year term. As of March 31, 2010, the Company is authorized to issue up to 95,000,000 shares under these plans and has approximately 48,000,000 shares available for future issuances.

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

The fair value of options granted was estimated using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2010	2009
Stock options:
Expected term (in years)	6.0	6.0
Expected volatility	195%	182%
Risk-free interest rate	2.78%	1.85%
Expected dividends	-	-

A summary of option activity as of March 31, 2010 and changes during the three months then ended, is presented below:

	March 31, 2010
		Weighted-Average
			Remaining	Aggregate
		Exercise	Contractual	Intrinsic
	Shares	Price	Term (Years)	Value
Options outstanding at January 1, 2010	40,370,976	$0.15
Options granted	1,075,000	$0.01
Options forfeited/cancelled	(1,777,000)	$0.06
Options expired	(20,000)	$0.18
Options exercised	-	$-
Options outstanding at March 31, 2010	39,648,976	$0.15	4.2	$-
Options vested or expected to vest at March 31, 2010	38,008,286	$0.15	4.1	$-
Options exercisable at March 31, 2010	28,167,976	$0.19	3.5	$-

The weighted average grant date fair value of options granted during the three months ended March 31, 2010 and 2009 was $0.01 and $0.03 per option, respectively.  Upon the exercise of options, the Company issues new shares from its authorized shares.

As of March 31, 2010, there was approximately $298,000 of total unrecognized compensation cost, net of forfeitures, related to employee and director stock option compensation arrangements. That cost is expected to be recognized on a straight-line basis over the next 2.4 weighted average years.  The total fair value of vested options issued to employees and directors during the three months ended March 31, 2010 and 2009 was $39,697 and $63,240, respectively, net of estimated forfeitures, for continuing operations, and $19,173 during the three months ended March 31, 2009 for discontinued operations.

The expense was recorded in the accompanying unaudited condensed consolidated statements of operations as follows:

	Three Months Ended March 31,
	2010	2009
Cost of sales	$8,480	$6,623
General and administrative	36,647	48,200
Sales and marketing	(5,906)	4,458
Product and technology development	476	3,959
	$39,697	$63,240

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

The Company performed an impairment test on goodwill as of December 31, 2009.  Based on its analysis as of December 31, 2009 and review at March 31, 2010, the Company’s management believes there is no impairment of its goodwill.  There can be no assurance, however, that market conditions will not change or demand for the Company’s products or services will continue, which could result in impairment of goodwill in the future.

Identifiable intangibles acquired in connection with business acquisitions are recorded at their respective fair values (see Note 5).  Deferred income taxes have been recorded to the extent of differences between the fair value and the tax basis of the assets acquired and liabilities assumed.

Long-Lived Assets

In the event that facts and circumstances indicate that equipment or other long-lived assets may be impaired, an evaluation of recoverability would be performed.  If an evaluation is required, the estimated future undiscounted cash flows associated with the asset are compared to the asset's carrying amount to determine if an impairment charge is necessary.  The amount of long-lived asset impairment, if any, is charged to operations in the period in which long-lived asset impairment is determined.  At March 31, 2010, management believes there is no impairment of its long-lived assets.  There can be no assurance, however, that market conditions will not change or demand for the Company's products or services will continue, which could result in impairment of long-lived assets in the future.

Warranty Costs

The Company provides a limited 90 day warranty on certain products sold. Estimated future warranty obligations related to certain products and services are provided by charges to operations in the period in which the related revenue is recognized. As of March 31, 2010 and December 31, 2009, management of the Company determined that a warranty reserve was not necessary.  In addition, the charges to expense during the three months ended March 31, 2010 and 2009 were insignificant.

Derivative Liability

Effective January 1, 2009, the Company adopted the provisions of an accounting pronouncement which applies to any freestanding financial instruments or embedded features that have the characteristics of a derivative, and to any freestanding financial instruments that are potentially settled in an entity’s own common stock. As a result of adopting this pronouncement, 310,000 of issued and outstanding common stock purchase warrants previously treated as equity pursuant to the derivative treatment exemption were no longer afforded equity treatment. These warrants have an exercise price of $0.01, as amended, and expire in February 2018. As such, effective January 1, 2009, the Company reclassified the fair value of these common stock purchase warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in 2008. On January 1, 2009, the Company reclassified from additional paid-in capital, as a cumulative effect adjustment, $2,610 to beginning retained earnings and $6,200 to a long-term warrant liability to recognize the fair value of such warrants on such date. During the three months ended March 31, 2009, the Company issued an additional 155,000 warrants valued at $1,550 using the Black-Scholes option pricing model and recorded as general and administrative expense and as a derivative liability.  The fair value of the 465,000 common stock purchase warrants was $4,650 as of March 31, 2010. As such, the Company recognized no change in fair value of these warrants for the three months ended March 31, 2010.

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

	March 31,	December 31,
	2010	2009
Annual dividend yield	—	—
Expected life (years)	7.86	8.11
Risk-free interest rate	3.28%	3.62%
Expected volatility	185%	186%

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

Determining which category an asset or liability falls within the hierarchy requires significant judgment. The Company evaluates its hierarchy disclosures each quarter. Liabilities measured at fair value on a recurring basis are summarized as follows (unaudited):

				March 31,
	Level 1	Level 2	Level 3	2010
Fair value of warrants	—	—	$4,650	$4,650
Total	$—	$—	$4,650	$4,650

The Company has no assets that are measured at fair value on a recurring basis. There were no assets or liabilities measured at fair value on a non-recurring basis during the three months ended March 31, 2010.

New Accounting Pronouncements

In September 2009, the FASB issued an update to its accounting guidance regarding multiple-deliverable revenue arrangements. The guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. The Company adopted this guidance on January 1, 2010 and has concluded that this guidance did not have a material impact on its consolidated financial position and results of operations as of and for the three months ended March 31, 2010.

In October 2009, the FASB issued an update to its accounting guidance regarding software revenue recognition. The guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in FASB ASC Topic 985, “Software.” In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 but may be early adopted. The Company adopted this guidance on January 1, 2010 and has concluded that this guidance did not have a material impact on its consolidated financial position and results of operations as of and for the three months ended March 31, 2010.

In January 2010, the FASB issued an update to its accounting guidance regarding fair value measurement and disclosure. The guidance affects the disclosures made about recurring and non-recurring fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010.  Early adoption is permitted. The Company is currently evaluating the impact that this guidance will have on its consolidated financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on the Company’s present or future consolidated financial statements.

5.            Acquisitions, Discontinued Operations, Dispositions, and Intangible Assets

Discontinued Operations and Disposition of TBS

On December 4, 2009, the Company sold TBS to N. Harris Computer Corporation and its affiliate for approximately $2.3 million in cash plus up to $0.7 million in additional future payments subject to certain earn-out provisions as set forth in an Intellectual Property Purchase Agreement (the “IPPA”) and a Share Purchase Agreement (the “SPA” and, together with the IPPA, the “Sale Agreements”).

The Company’s Board of Directors approved the sale of the assets on December 2, 2009 as part of a strategy to reduce debt and focus on growth at the remaining business units and growth by acquisition.

For the three months ended March 31, 2009, the operations associated with this transaction and the loss on the sale have been classified as income from discontinued operations in the accompanying condensed consolidated statement of operations.  Prior to reclassification, the operations associated with this transaction were classified into the Company’s Government accounting solutions segment.

Discontinued operations’ results were as follows:

Three Months
Ended
March 31, 2009
Results of discontinued operations
Net revenues	$1,056,500
Income from discontinued operations before income taxes	$48,025
Provision for income taxes	-
Income from discontinued operations	$48,025

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

Other intangibles consist of the following as of March 31, 2010:

	Estimated Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(200,421)	$49,579

QSI:
Customer relationships	Ten	$730,000	$(121,667)	$608,333
Technology	Five	390,000	(130,000)	260,000
Trade name	Five	210,000	(70,000)	140,000
Covenant not to compete	Two	70,000	(58,333)	11,667
		$1,400,000	$(380,000)	$1,020,000
GSI:
Customer relationships	Ten	$2,200,000	$(861,667)	$1,338,333
Technology	Five	490,000	(383,833)	106,167
Trade names and marks	Ten	420,000	(164,500)	255,500
		$3,110,000	$(1,410,000)	$1,700,000

		$4,760,000	$(1,990,421)	$2,769,579

Amortization of other intangible assets was $159,929 and $159,932, respectively, during the three months ended March 31, 2010 and 2009 for continuing operations, and $13,750 during the three months ended March 31, 2009 for discontinued operations.  During the three months ended March 31, 2010, the Company did not acquire or dispose of any intangible assets.

Other intangible assets consist of the following as of December 31, 2009:

	Estimated Useful	Gross		Net
	Life	Carrying	Accumulated	Carrying
	(Years)	Amount	Amortization	Amount
Corporate:
License agreement	Five	$250,000	$(187,492)	$62,508

QSI:
Customer relationships	Ten	$730,000	$(103,417)	$626,583
Technology	Five	390,000	(110,500)	279,500
Trade name	Five	210,000	(59,500)	150,500
Covenant not to compete	Two	70,000	(49,583)	20,417
		$1,400,000	$(323,000)	$1,077,000
GSI:
Customer relationships	Ten	$2,200,000	$(806,667)	$1,393,333
Technology	Five	490,000	(359,333)	130,667
Trade names and marks	Ten	420,000	(154,000)	266,000
		$3,110,000	$(1,320,000)	$1,790,000

		$4,760,000	$(1,830,492)	$2,929,508

6.            Debt

Bank Lines of Credit

On February 6, 2008, the Company and The Private Bank of The Peninsula (“Bank”) entered into an agreement for an asset based line of credit (the “Line”).   On March 5, 2009, the Company received a fully executed agreement between it and the Bank to amend the agreement for the Line (the "Amendment").  The effective date of the Amendment was February 24, 2009.  Pursuant to the Amendment, the Bank renewed the Line and modified the terms to include an interest rate that was floating and was calculated at Wall Street Journal prime plus five percent (5%) on the cash borrowed provided that the minimum rate was eight and one half percent (8.5%) and minimum interest was $7,000 per three month period.  Interest on outstanding borrowings was payable monthly.   In addition, the Company was required to pay an amendment fee of $10,000 and, upon each advance, a fee equal to one quarter of one percent (0.25%) of the advance, and was subject to covenants as to minimum quarterly income and cash flow.  The Bank’s maximum commitment amount for the Line, as amended, was $1.0 million.  Advances were generally limited to 80% of eligible domestic accounts receivable.  Outstanding advances under the Line were secured by a first lien position on all of the Company’s accounts receivable, contract rights, chattel paper, documents, and payment and by a second lien on its inventory, intellectual property, and equipment.  The Line matured on February 24, 2010 and, pursuant to an extension granted by the Bank, the Company repaid all outstanding advances in February and March 2010.

During 2008, the Company paid a facility fee of $15,000 to the Bank in connection with the Line and paid a finder’s fee in the amount of $50,000 to Dragonfly Capital Partners LLC (“Dragonfly”).  In addition, the Company issued the Bank and Dragonfly warrants to purchase shares of its common stock (see Note 7).  The Company recorded the finders’ fees and warrants as debt issuance costs in the accompanying condensed consolidated balance sheet at December 31, 2009 and amortized $5,417 of the cash fees to interest expense during the three months ended March 31, 2009.  Effective January 1, 2009, the Company issued an additional 235,000 warrants to the Bank (see Note 7) and the Company reclassified the Bank’s warrants from additional paid-in capital to a derivative liability in connection with the adoption of an accounting pronouncement and the reset features of the Bank’s warrant agreement.  The warrants were valued using the Black-Scholes option pricing model at $4,310.

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

Vojin Hadzi-Pavlovic and Gloria Hadzi-Pavlovic

Effective August 1, 2008 and in connection with the acquisition of Questys, the Company issued a secured promissory note to the Pavlovics (the “Pavlovic Note”) in the amount of $900,000.  The Pavlovics are a related party as a result of the common stock issued to them by the Company in connection with the acquisition of Questys.  The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011.  Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011.  On August 1, 2009, the Company paid the first installment of $300,000 using the proceeds of the Williams July 2009 Note (see below).  The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008.

In connection with the issuance of the Pavlovic Note, the Company recorded a debt discount of $126,871 as a result of imputed interest.  The Company is amortizing the discount using the effective interest method through August 1, 2011.  During each of the three months ended March 31, 2010 and 2009, $10,573 of interest expense was recognized in each of the respective periods in connection with the amortization of debt discount related to this note.

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

In connection with the acquisition of the Pavlovic Shareholder Debt, the Company recorded a debt discount of $16,546 as a result of imputed interest.  The Company is amortizing the discount using the effective interest method through August 1, 2011.  During each of the three months ended March 31, 2010 and 2009, $1,378 of interest expense was recognized in each of the respective periods in connection with the amortization of debt discount related to this note.

C. Alan and Joan P. Williams

On May 6, 2009 the Company arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $430,000 (the “Williams May 2009 Note”).  The Williams May 2009 Note bore a per annum interest rate equal to the most favorable rate paid by the Williams plus two percent (2%).  The Company’s interest rate in effect through December 15, 2009 (date of repayment) with respect to the Williams May 2009 Note was 4.87%.  The interest rate was subject to adjustment once per month.  The term of the Williams May 2009 Note was thirty-six (36) months, with monthly installments paid by the Company consisting of principal and interest on the first of each month, beginning on August 1, 2009.  Payment obligations under the Williams May 2009 Note were subordinate in certain respects to the rights of the Private Bank of the Peninsula.

The Company used the proceeds from the Williams May 2009 Note, to retire the RLOC on May 8, 2009 (see above).  The terms of the Williams May 2009 Note were deemed more favorable to the Company than the renewal terms offered by the financial institution.

On July 30, 2009 the Company arranged for an unsecured promissory note financing with C. Alan Williams and Joan P. Williams in the amount of $435,000 (the “Williams July 2009 Note”).  The Williams July 2009 Note bore interest at ten percent (10%) per annum.  The term of the Williams July 2009 Note was twelve (12) months, with monthly installments paid by the Company at the end of each month consisting of principal and interest, beginning on July 31, 2009.  Payment obligations under the Williams July 2009 Note were subordinate in certain respects to the rights of the Private Bank of the Peninsula.

The Company used the proceeds from the Williams July 2009 Note, to retire a line of credit with a financial institution on August 4, 2009 and to make installment payments to Vojin and Gloria Hadzi-Pavlovic pursuant to the agreement for the Company’s purchase of QSI dated as of August 1, 2008.

On February 17, 2004, the Company borrowed $1,700,000 from C. Alan and Joan P. Williams and issued a convertible promissory note, which bore interest at ten percent (10%) per annum (the “Williams Convertible Note”).  During 2005, all but $65,000 of the principal amount due pursuant to this note was converted into shares of the Company's common stock.   In October 2009, the Williams agreed to extend the due date of the note to October 31, 2011.  The note and accrued interest were due at the earlier of one of three events: 1) October 31, 2011; 2) acquisition of a controlling interest in the Company by a third party; or 3) the Company achieved equity financing of a minimum of $3,000,000.  Effective April 14, 2005, pursuant to an amendment to the note, the conversion price was fixed at $0.14 per share.  As an incentive for Mr. and Mrs. Williams to provide the loan, the Company issued them a warrant to purchase 5,000,000 shares of the Company's restricted common stock at $0.10 per share exercisable until February 17, 2009.  Effective February 17, 2009, the Company and the Williams agreed to extend the expiration date of the warrant to February 16, 2012 in exchange for the Williams’ agreement to extend their guaranty of the RLOC through December 31, 2010.  The extension of the warrants did not have a material effect on the condensed consolidated financial statements.

During the three months ended March 31, 2009, $1,625 of interest expense was recognized in connection with these notes.

On December 15, 2009, the Company paid $927,917 to C. Alan and Joan P. Williams in full satisfaction of all outstanding principal and interest owed to the Williams pursuant to the Williams Convertible Note, the Williams May 2009 Note, and the Williams July 2009 Note.

Interest Expense

Interest expense recognized on all capital lease obligations, lines of credit and notes payable was $19,410 and $41,065, respectively, during the three months ended March 31, 2010 and 2009 for continuing operations, and $4,730 during the three months ended March 31, 2009 for discontinued operations.

Interest expense noted above included non-cash charges (related to amortization of debt discount and debt issuance costs) of $11,951 and $29,834, respectively, during the 2010 and 2009 quarters.

7.            Stockholders’ Equity

a.	Common and Preferred Stock

The Company did not issue any shares of its common or preferred stock during the three months ended March 31, 2010.

b.	Stock Options

During the three months ended March 31, 2010, the Company granted to its employees options to purchase 1,075,000 shares of its common stock under the 2002 Plan at a weighted average exercise price of $0.01 per share.  All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through February 2017.  During the three months ended March 31, 2010, options to purchase 1,797,000 shares were forfeited due to their expiration or cancellation.

c.	Warrants

From time to time, the Company issues warrants pursuant to various consulting and third party agreements.

In February 2010, a warrant issued to a leasing company to purchase 16,000 shares of the Company’s common stock at $0.18 per share expired unexercised.

In December 2008, and in connection with a retainer agreement dated September 15, 2007 that was cancelled by the Company effective February 28, 2009, the Company issued a warrant to purchase 1,304,074 shares of its common stock at $0.023 per share (fair value on the measurement date) to a consultant in consideration for public relations services.  The warrant vested immediately and is exercisable over a five year period from date of grant.  The warrant was valued using the Black-Scholes option pricing model, was valued at $26,001, was recorded as prepaid consulting expense, and was amortized to general and administrative expense in the accompanying unaudited condensed consolidated statement of operations over the three month service period that began on December 1, 2008.  During the three months ended March 31, 2010 and 2009, the Company recorded $0 and $17,334, respectively, of consulting expense in connection with this warrant.

In consideration for the Line, (see Note 6) the Company issued the Bank an immediately exercisable warrant to purchase 75,000 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2018.  The warrants were valued using the Black-Scholes option pricing model at $4,500 and were recorded as debt issuance cost.  The Company amortized such cost over the one-year life of the related debt instrument.  During the three months ended March 31, 2010 and 2009, the Company recorded $0 and $375, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations.  Effective January 1, 2009, the Company reclassified the fair value of these warrants, which have exercise price reset features, from equity to liability status as if these warrants were treated as a derivative liability since their date of issue in February 2008 and issued an additional 390,000 warrants to the Bank pursuant to the terms of the warrant agreement valued at $5,860 using the Black-Scholes option pricing model (see the heading “Derivative Liability” under Note 4), which was expensed during the three months ended March 31, 2009.

As a finder’s fee for the Line (see Note 6), the Company issued Dragonfly an immediately exercisable warrant to purchase 2,419,355 shares of its restricted common stock at an exercise price of $0.062 per share through February 6, 2013.  The warrants were valued using the Black-Scholes option pricing model at $145,161 and were recorded as debt issuance cost.  The Company amortized such cost over the one-year life of the related debt instrument.  During the three months ended March 31, 2010 and 2009, the Company recorded $0 and $12,091, respectively, of interest expense in the accompanying unaudited condensed consolidated statements of operations.

8.	Loss Per Share

The following table reconciles basic earnings per share and diluted earnings per share and the related weighted average number of shares outstanding for the three months ended March 31, 2009:

	Numerator	Denominator	Per Share
	(Loss)	(Shares)	Amount
Basic earnings per share:
Net loss	$(420,743)	-	$-
Loss available to commons shareholders	(420,743)	180,270,913	-

Effect of dilutive securities
Options and warrants	-	601,472	-
Convertible note payable to related party	-	1,285,679	-
Convertible preferred stock	-	33,500,000	-

Diluted earnings per share:
Loss available to common shareholders plus assumed exercises	$(420,743)	215,658,064	$-

9.	Commitments and Contingencies

Leases

The Company leases certain property and equipment under operating lease agreements (including three related party leases – see Note 10) which expire on various dates through 2013 and provide for monthly lease payments ranging from $108 to $13,747.

The Company also leases equipment under capital lease agreements which expire in February 2014 and provides for monthly lease payments ranging from $675 to $776.

Rent expense for the three months ended March 31, 2010 and 2009 was $71,378 (including $38,888 of related party rent) and $110,098 (including $40,977 of related party rent), respectively, for continuing operations and $0, and $22,200 of related party rent, respectively, for discontinued operations.

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

Indemnities and Guarantees

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions.  The Company indemnifies its directors, officers, employees and agents to the maximum extent permitted under the laws of the States of Delaware, California, and Florida.  These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such person for liabilities arising out of their employment relationship.  In connection with its facility leases, the Company has indemnified its lessors for certain claims arising from the use of the facilities.  In connection with the Company's acquisition of both QSI and GSI, the parties have agreed to indemnify each other from claims relating to the acquisition agreement.  The duration of these indemnities and guarantees varies and, in certain cases, is indefinite.  The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company could be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liabilities have been recorded for these indemnities and guarantees in the accompanying unaudited condensed consolidated balance sheets, respectively.

10.	Related Party Transactions

The Company has borrowed significantly from related parties, issued a significant number of options and warrants to related parties, and may in the future issue a significant number of shares of its common stock to related parties upon conversion of convertible promissory notes payable as described more fully in Note 6.

GSI leases the St. Petersburg office space pursuant to a noncancelable operating lease agreement expiring on April 30, 2011 at a cost of $13,841, $14,485, and $15,164 per month for each of the twelve month periods ended April, 2009, 2010, and 2011, respectively.  The building in which the office space is located is owned by an entity in which a member of GoSolutions Equity, LLC (a related party) owns an interest.

11.	Segment Reporting

The Company's operations are classified into four principal reportable segments that provide different products or services.  Separate management of each segment is required because each business unit is subject to different marketing, production, and technology strategies.  The Company operates in the following four reportable segments:

(a)  Electronic document delivery services,
(b)  Electronic content management solutions,
(c)  Integrated communications, and
(d)  Corporate.

The Company evaluates performance and allocates resources based upon operating income.  The accounting policies of the reportable segments are the same as those described in the summary of accounting policies.  Inter-segment sales are eliminated upon consolidation.

The following table summarizes segment asset and operating balances by reportable segment, has been prepared in accordance with the internal accounting policies, and may not be presented in accordance with GAAP:

	Three Months	Three Months
	ended / As of	ended
	March 31,	March 31,
	2010	2009

Net revenue from external customers:

Electronic document delivery services	$589,287	$669,417
Electronic content management solutions	585,391	527,668
Integrated communications	984,435	1,604,364
Corporate	-	-
Total net revenue from
external customers:	$2,159,113	$2,801,449

Operating income (loss) from continuing
operations:

Electronic document delivery services	$145,538	$114,661
Electronic content management solutions	(113,053)	(239,840)
Integrated communications	(30,567)	257,326
Corporate	(436,069)	(574,535)
Total operating loss from continuing operations:	$(434,151)	$(442,388)

Depreciation and amortization from
continuing operations:

Electronic document delivery services	$16,109	$21,663
Electronic content management solutions	64,642	67,016
Integrated communications	103,279	118,487
Corporate	12,930	12,932
Total depreciation and amortization:	$196,960	$220,098

Interest expense, net of interest income:

Electronic document delivery services	$3,858	$3,177
Electronic content management solutions	4,981	2,927
Integrated communications	-	-
Corporate	10,571	34,961
Total interest expense, net of interest income:	$19,410	$41,065
continued…

	Three Months	Three Months
	ended / As of	ended
	March 31,	March 31,
	2010	2009
Income (loss) from continuing operations:

Electronic document delivery services	$140,812	$106,944
Electronic content management solutions	(117,816)	(232,603)
Integrated communications	(27,169)	255,859
Corporate	(446,640)	(598,968)
Total loss from continuing operations:	$(450,813)	$(468,768)

Total assets:

Electronic document delivery services	$538,366
Electronic content management solutions	2,211,807
Integrated communications	5,585,973
Corporate	205,290
Total assets:	$8,541,436

Capital expenditures:

Electronic document delivery services	$27,475	$19,668
Electronic content management solutions	-	3,674
Integrated communications	32,160	4,394
Discontinued operations	-	1,352
Corporate	-	-
Total capital expenditures:	$59,635	$29,088

12.  Subsequent Events

On May 20, 2010, the Company issued a convertible promissory note to C. Alan Williams in the amount of $200,000.  The note bears interest at ten percent (10%) per annum from April 6, 2010.  The principal and interest accrued thereon are due at the earlier of one of three events: 1) October 31, 2011; 2) acquisition of a controlling interest in the Company by a third party; or 3) the Company obtains equity financing of a minimum of $5,000,000.

Effective May 24, 2010, the Company and Silicon Valley Bank (“SVB”) entered into a two-year agreement for a revolving credit facility (the “SVB Line”).   The terms of the SVB Line include an interest rate that is floating and is calculated at Wall Street Journal prime plus four and one quarter percent (4.25%) on the cash borrowed provided that the minimum rate is eight and one quarter percent (8.25%) and minimum interest is $4,000 per three month period.  Interest on outstanding borrowings is payable monthly.   In addition, the Company is required to pay a loan fee of four payments of $12,500 (initial payment due at closing and then each six month anniversary thereafter), a monthly collateral handling fee of $1,000, and is subject to covenants as to minimum rolling three-month EBITDA (as defined in the SVB Line), and minimum liquidity.  SVB’s maximum commitment amount for the SVB Line is $1.0 million.  Advances are generally limited to the Company’s prior month’s credit card collections plus an advance rate of 80% of eligible domestic accounts receivable.  Outstanding advances under the SVB Line are secured by a first lien position on all of the Company’s assets other than certain permitted liens as set forth in the SVB Line.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

IMPORTANT NOTIFICATIONS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  You are cautioned not to put undue reliance on any forward-looking statements.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.  For important additional and specific information regarding these statements, we strongly urge you to refer to the caption below entitled "CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS" and the caption entitled "CERTAIN FACTORS THAT MAY AFFECT FUTURE RESULTS" which can be found in Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operation of the Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 15, 2010.

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

MD&A is provided as a supplement to, and should be read in conjunction with, the unaudited condensed consolidated balance sheet as of March 31, 2010, and the unaudited condensed consolidated statements of operations for the three months ended March 31, 2010 and 2009, the unaudited condensed consolidated statements of cash flows for the three months ended March 31, 2010 and 2009, and the related notes thereto as well as the audited consolidated financial statements of the Company for the year ended December 31, 2009 included in the Company’s Annual Report on Form 10-K filed with the SEC on April 15, 2010.

In MD&A, we use "we," "our," "us," "VillageEDOCS," and "the Company" to refer to VillageEDOCS, Inc. and its wholly-owned subsidiaries, unless the context requires otherwise.  Amounts and percents in tables may not total due to rounding.  This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. The Company cautions readers that important facts and factors described in MD&A and elsewhere in this document sometimes have affected, and in the future could affect our actual results, and could cause our actual results for the remainder of 2010 and beyond to differ materially from those expressed in any forward-looking statements made by, or on behalf of, the Company.

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

As reported in the Report of Independent Registered Public Accounting Firm on our December 31, 2009 consolidated financial statements, we have suffered recurring losses from operations that raise substantial doubt about our ability to continue as a going concern.

Effective December 4, 2009, we sold Tailored Business Systems (“TBS”).  Our Board of Directors approved the disposal of the assets and liabilities on December 2, 2009 as part of a strategy to reduce debt and focus on growth at the remaining business units and growth by acquisition.  See Note 5 to our unaudited condensed consolidated financial statements contained elsewhere in this report for additional information regarding the accounting for this segment as discontinued operations.  Please refer to the discussion below under the caption entitled Liquidity and Capital Resources.

Our business and results of operations are affected by a wide variety of factors, as we discussed under the caption “Certain Factors That May Affect Future Results” in Item 6. Management's Discussion and Analysis or Plan of Operations of our Annual Report on Form 10-K filed with the SEC on April 15, 2010 and elsewhere in this report, which could materially and adversely affect us and our actual results.  As a result of these factors, we may experience material fluctuations in future operating results on a quarterly or annual basis, which could materially and adversely affect our business, financial condition, operating results and stock price.

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

Our target markets include Financial Services, Healthcare, Manufacturing, and Local Government, and we serve over 600 active clients with approximately 23,000 users.

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

Capital Formation

During the remainder of 2010, we are actively seeking additional financing by issuing equity or obtaining a combination of equity and debt financing from new shareholders and/or lenders.  Although we believe we will generate adequate cash to sustain operations at current levels, we will require additional funding should we wish to complete acquisitions or to accelerate revenue growth from existing lines of business.  In addition, should we be required to repay certain of our debt instruments prior to maturity, we will require additional funding.  We continue to caution that there can be no assurance that funding will be available on acceptable terms, if at all, or that any such funds we raise would enable us to achieve or maintain profitable operations.

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

There were no other significant changes in critical accounting policies or estimates from those at December 31, 2009.

RESULTS OF OPERATIONS

The following discussion of our performance is organized by reportable operating segments, which is consistent with the way we manage our business.  Effective December 4, 2009, we sold TBS and reclassified the revenues and expenses of TBS to discontinued operations for 2009.

Three Months Ended March 31, 2010 Compared to Three Months Ended March 31, 2009

Net Revenue from External Customers

Net revenue from external customers for the three months ended March 31, 2010 was $2,159,113, a 23% decrease compared to net revenue of $2,801,449 for the three months ended March 31, 2009.

During the three months ended March 31, 2010, GSI, QSI, and MVI generated 46%, 27%, and 27% of our consolidated net revenue, respectively. During the 2009 quarter, GSI, QSI, and MVI generated 57%, 19%, and 24% of our consolidated net revenue, respectively.

The following is a comparison of the components of consolidated net revenue from external customers:

	Three Months Ended	Three Months Ended	Variance
	March 31, 2010	March 31, 2009	Amount	Percent

Net revenue from external customers:

Electronic document delivery services (MVI)	$589,287	$669,417	$(80,130)	-12%
Electronic content management (QSI)	585,391	527,668	57,723	11%
Integrated communications (GSI)	984,435	1,604,364	(619,929)	-39%
Corporate	-	-	-	*
Total net revenue from external customers	$2,159,113	$2,801,449	$(642,336)	-23%
* calculation is not meaningful

Revenue decreased 39% at GSI due to decreases in user subscription fees that were partially offset by improvements in text messaging service revenue and professional services revenue.

Revenue decreased 12% at MVI due to a decrease in outbound revenue as a result of customer attrition and reduced usage volumes.

Revenue increased 11% at QSI due to increased software sales, professional services, and support fees compared to the prior year quarter.

Cost of Sales

The following is a comparison of the components of consolidated cost of sales:

	Three Months Ended	Three Months Ended	Variance
	March 31, 2010	March 31, 2009	Amount	Percent

Cost of sales:

Electronic document delivery services (MVI)	$219,131	$287,054	$(67,923)	-24%
Electronic content management (QSI)	156,326	240,830	(84,504)	-35%
Integrated communications (GSI)	269,993	285,934	(15,941)	-6%
Corporate	-	-	-	*
Total cost of sales:	$645,450	$813,818	$(168,368)	-21%
* calculation is not meaningful

Total cost of sales represented 30% and 29% of net sales during the 2010 and 2009 quarters, respectively.

Cost of sales for MVI for the 2010 quarter represented 37% of MVI’s net sales as compared with 43% in the 2009 quarter as a result of reduced telecommunications expenses.

Cost of sales for GSI for the 2010 quarter represented 27% of GSI’s net sales as compared with 18% in the 2009 quarter because fixed cost of sales were not subject to reduction as revenue declined.

Cost of sales for QSI for the 2010 quarter represented 27% of QSI’s net sales as compared with 46% in the 2009 quarter because fixed cost of sales did not increase materially as revenue improved.

On a consolidated basis, cost of sales in the 2010 quarter included $8,480 in compensation expense related to the vesting of stock options, compared to $6,623 in the 2009 quarter.

Gross Profit

Gross profit for the three months ended March 31, 2010 decreased 24% to $1,513,663 as compared to $1,987,631 for the 2009 quarter. The decrease in the 2010 quarter of $473,968 resulted from decreases of $12,207 (-3%) and $603,988 (-46%) from MVI and GSI, respectively, which were partially offset by an increase of $142,227 (+50%) from QSI.  Gross profit margin for the 2010 and 2009 quarters was 70% and 71%, respectively.

Operating Expenses

The following is a comparison of the components of consolidated operating expenses:

	Three Months Ended	Three Months Ended	Variance
	March 31, 2010	March 31, 2009	Amount	Percent

Operating expenses

Electronic document delivery services (MVI)	$224,618	$267,702	$(43,084)	-16%
Electronic content management (QSI)	542,118	526,678	15,440	3%
Integrated communications (GSI)	745,009	1,061,104	(316,095)	-30%
Corporate	436,069	574,535	(138,466)	-24%
Total operating expenses:	$1,947,814	$2,430,019	$(482,205)	-20%

During the three months ended March 31, 2010, the operating expenses of Corporate decreased 24% as a result of decreased compensation, accounting fees, insurance, payroll tax, and consulting expenses. These decreases were partially offset by increases in filing fees, travel, legal fees, and director fees.

During the three months ended March 31, 2010, MVI’s operating expenses decreased 16% compared to the 2009 quarter.  Product and technology development decreased by $54,873 (-56%) due to staff changes.  Sales and marketing increased by $13,577 (+29%) as a result of increased marketing staff.  General and administrative increased by $3,766 (+4%) due to facilities and insurance expenses.  Depreciation and amortization expense decreased by $5,554 (-26%).

During the three months ended March 31, 2010, GSI’s operating expenses decreased 30% compared to the 2009 quarter.  Product and technology development decreased by $8,319 (-4%) due to staff changes.  Sales and marketing decreased by $178,230 (-44%) due to lower bonus and reseller commission payments as offset by increased travel, trade show expense.  General and administrative decreased by $114,338 (-34%) due to decreased staffing and lower bank fees resulting from lower transaction volume and reduced processing fees.  Depreciation and amortization expenses decreased by $15,208 (-13%).

During the three months ended March 31, 2010, QSI’s operating expenses increased 3% compared to the 2009 quarter.  Product and technology development increased by $33,397 (+20%) due to higher staffing costs.  Sales and marketing increased by $36,009 (+39%) on increased staffing and marketing consultant expenses.  General and administrative decreased by $51,592 (-26%) on decreased rent, telephone and insurance expenses which were partially offset by increased vacation pay and bad debt expense.  Depreciation and amortization expenses decreased by $2,374 (-4%).

On a consolidated basis, operating expenses in the 2010 quarter included $31,217 in compensation expense related to the vesting of stock options, compared to $56,617 in the 2009 quarter.

Operating Income (Loss):

As a result of the foregoing, the Company reported an operating loss for the three months ended March 31, 2010 of $434,151, compared to an operating loss of $442,388 for the three months ended March 31, 2009.

The following is a comparison of the components of consolidated income (loss) from operations:

	Three Months Ended	Three Months Ended	Variance
	March 31, 2010	March 31, 2009	Amount	Percent

Operating income (loss):

Electronic document delivery services (MVI)	$145,538	$114,661	$30,877	27%
Electronic content management (QSI)	(113,053)	(239,840)	126,787	53%
Integrated communications (GSI)	(30,567)	257,326	(287,893)	-112%
Corporate	(436,069)	(574,535)	138,466	24%
Total operating loss, net	$(434,151)	$(442,388)	$8,237	2%
* calculation is not meaningful

MVI reported higher operating income compared to the prior year quarter and GSI swung from an operating income to an operating loss.  These changes were partially offset by lower operating losses from QSI and Corporate.

Interest Expense, net

Interest expense, net for the three months ended March 31, 2010 decreased by $21,655 (-53%) to $19,410 from the $41,065 reported in the 2009 quarter as a result of a reduction in the amortization of debt issue costs and lower interest charges incurred in connection with our borrowings due to repaying borrowings pursuant to our line of credit.

Other Income, net

Other income, net for the three months ended March 31, 2010 was $2,748 compared to other income, net of $15,585 reported in the 2009 quarter.  In each of the quarters, we recorded other income and expense related to settlement of liabilities related to prior years.

Net Income (Loss)

As a result of the foregoing, net loss for the three months ended March 31, 2010 was $450,813, compared to a net loss of $420,743, for the 2009 quarter.

Basic and diluted loss per share for the three months ended March 31, 2010 was $0.00 and $0.00 per share, respectively, based on weighted average shares of 226,546,613.

Basic and diluted net income per share for the three months ended March 31, 2009 was $0.00 and $0.00 per share, respectively, based on weighted average shares of 180,270,913 and 215,658,064, respectively.

The following is a comparison of the components of consolidated net income (loss):

	Three Months Ended	Three Months Ended	Variance
	March 31, 2010	March 31, 2009	Amount	Percent

Net income (loss):

Electronic document delivery services (MVI)	$140,812	$106,944	$33,868	32%
Electronic content management (QSI)	(117,816)	(232,603)	114,787	49%
Integrated communications (GSI)	(27,169)	255,859	(283,028)	-111%
Corporate	(446,640)	(598,968)	152,328	25%
Discontinued operations	-	48,025	(48,025)	-100%
Total net loss	$(450,813)	$(420,743)	$(30,070)	-7%
* calculation is not meaningful

LIQUIDITY AND CAPITAL RESOURCES

During the three months ended March 31, 2010 our net cash position decreased by $925,281 to $382,553.  Our operating, investing and financing activities used net cash of $781,223, $9,435 and $134,623, respectively.

On May 20, 2010, we issued a convertible promissory note to C. Alan Williams in the amount of $200,000.  The note bears interest at ten percent (10%) per annum from April 6, 2010.  The principal and interest accrued thereon are due at the earlier of one of three events: 1) October 31, 2011; 2) acquisition of a controlling interest in us by a third party; or 3) we obtain equity financing of a minimum of $5,000,000.

Effective May 24, 2010, we and Silicon Valley Bank (“SVB”) entered into a two-year agreement for a revolving credit facility (the “SVB Line”).   The terms of the SVB Line include an interest rate that is floating and is calculated at Wall Street Journal prime plus four and one quarter percent (4.25%) on the cash borrowed provided that the minimum rate is eight and one quarter percent (8.25%) and minimum interest is $4,000 per three month period.  Interest on outstanding borrowings is payable monthly.   In addition, we are required to pay a loan fee of four payments of $12,500 (initial payment due at closing and then each six month anniversary thereafter), a monthly collateral handling fee of $1,000, and are subject to covenants as to minimum rolling three-month EBITDA (as defined in the SVB Line), and minimum liquidity.  SVB’s maximum commitment amount for the SVB Line is $1.0 million.  Advances are generally limited to our prior month’s credit card collections plus an advance rate of 80% of eligible domestic accounts receivable.  Outstanding advances under the SVB Line are secured by a first lien position on all of our assets other than certain permitted liens as set forth in the SVB Line.

On December 4, 2009, we sold TBS to N. Harris Computer Corporation and its affiliate for approximately $2.3 million in cash plus up to $0.7 million in additional future payments subject to certain earn-out provisions.  Our Board of Directors approved the disposal of TBS on December 2, 2009 as part of a strategy to reduce debt and focus on growth at the remaining business units and growth by acquisition.  We used $169,817 of the proceeds from the asset sale to pay outstanding amounts pursuant to the Line (see below) on December 4, 2009 and the remainder of the proceeds between January 2010 and April 2010 to fund operating shortfalls and income taxes payable as a result of the sale transaction.

Our sources of capital include cash flow from operations, available credit facilities, and the issuance of debt and equity securities.  During the first quarter of 2010, we relied heavily on our cash reserves to fund the negative cash flows we experienced from operating shortfalls and due to the retirement of our line of credit with the Private Bank of the Peninsula.  We expect to experience negative operating cash flows through at least the fourth quarter of 2010, and we expect to make use of available borrowing capability under new sources of debt financing to offset such negative cash flows.

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

Effective August 1, 2008 and in connection with the acquisition of Questys, we issued a secured promissory note to the Pavlovics (the “Pavlovic Note”) in the amount of $900,000.  The Pavlovics are a related party as a result of the common stock issued to them by us in connection with the acquisition of Questys.  The Pavlovic Note is non-interest bearing and may be prepaid in whole or in part at any time without penalty and is due on August 1, 2011.  Principal payments are due in three equal annual installments of $300,000 each on August 1, 2009, August 1, 2010, and August 1, 2011.  On August 1, 2009, we paid the first installment of $300,000.  The Pavlovic Note is secured by certain assets of Questys as defined in a Security Agreement dated as of August 1, 2008.

Prior to August 1, 2008 (effective date of acquisition of Questys), the Pavlovics made aggregate advances to Questys in the amount of $115,000, which were assumed in the acquisition (the “Pavlovic Shareholder Debt”).  The Pavlovic Shareholder Debt is non-interest bearing and we and the Pavlovics have agreed to the repayment of the outstanding balance as follows:  (i) $35,000 on or before August 1, 2009, (ii) $40,000 on or before August 1, 2010, and (iii) $40,000 on or before the August 1, 2011. On August 3, 2009, we paid the first installment of $35,000.

Our inability to repay outstanding borrowings when due would have a material adverse effect on us.

Substantial risk exists that a decrease in demand for our products and services would reduce the availability of cash from this source since our operating cash flows are derived from products and services that are subject to rapid technological change.

Since our inception, our operating and investing activities have used substantially more cash than they have generated. We believe that we have made considerable progress toward achieving profitable operations by increasing revenues from electronic document delivery services and through our acquisition of QSI and GSI.  In addition, we are actively seeking opportunities to acquire or otherwise combine with businesses that are operating profitably and generating positive cash flows.  However, at present and for the foreseeable future, we believe that we will continue to need working capital to fund the growth of our businesses and to absorb the increasing costs associated with operating as a fully reporting company in the prevailing regulatory environment.  Accordingly, we anticipate negative operating and investing cash flows through at least the end of 2010 and at least until QSI, MVI, and GSI consistently generate net cash flows sufficient to offset the projected expense to operate the holding company.

We expect to use cash flow generated from operations, additional proceeds from the sale of TBS, and potentially other sources, to fund expected negative cash flows during the remainder of 2010.

Our available cash resources combined with our current revenue streams will not be sufficient to meet our anticipated working capital requirements for the next twelve months.  We will require new sources of debt or equity financing during the remainder of 2010, particularly if we should be required to expand or significantly upgrade our technology infrastructure through additional capital expenditures.  Should our current revenue streams or margins be subjected to even minor decreases, our external funding requirements would be greater.

We believe that sustainable profitability is achievable; however, we have a history of losses.  While MVI reported net income for the first quarter of 2010, this income was not sufficient to offset the net losses of GSI and QSI, interest expense and other corporate overhead.  If we are not successful in sustaining and increasing operating profits from our three operating segments, or in reducing expenses of the holding company as a percentage of revenue, we may not achieve profitability on a consolidated basis.

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

CAUTIONARY INFORMATION ABOUT FORWARD-LOOKING STATEMENTS

This Quarterly Report on Form 10-Q includes forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. All statements that do not directly and exclusively relate to historical facts constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  Our forward-looking statements are based on our plans, intentions, expectation, and belief and are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected or expressed herein. You can identify these statements by forward-looking words such as "may", "will", "expect", "intend", "anticipate", "believe", "expect", "plan", "seek", "estimate", "project", "could",  and "continue" or similar words. You should read statements that contain these words carefully because they discuss our expectations about our future performance, contain projections of our future operating results or of our future financial condition, or state other "forward-looking" information. These statements include, among others, information regarding future operations, future capital expenditures, and future net cash flow. Such statements reflect our current views with respect to future events and financial performance and involves risks and uncertainties, including, without limitation, general economic and business conditions, changes in foreign, political, social and economic conditions, regulatory initiatives and compliance with governmental regulations, the ability to achieve further market penetration and additional customers, and various other matters, many of which are beyond our control, including, without limitation, the risks described in Item 1A of our Annual Report on Form 10-K filed with the Commission on April 15, 2010. Our future results and stockholder values may differ materially from those expressed in these forward- looking statements. Many of the factors that will determine these results and values are beyond our ability to control or predict. We assume no obligation to update any forward-looking statements.  Investors are cautioned not to put undue reliance on any forward-looking statements, which speak only as of the date of this Quarterly Report on Form 10-Q.  Readers should also consult the cautionary statements and risk factors listed from time to time in our Reports, and all amendments thereto, on Forms 10-K, 10-KSB, 10-Q, 10-QSB, 8-K, and other SEC filings.  For these statements, we claim the protection of the safe harbor for forward-looking statements contained in Section 21E of the Exchange Act.

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

RECENT ACCOUNTING PRONOUNCEMENTS

In September 2009, the FASB issued an update to its accounting guidance regarding multiple-deliverable revenue arrangements. The guidance addresses how to measure and allocate consideration to one or more units of accounting. Specifically, the guidance requires that consideration be allocated among multiple deliverables based on relative selling prices. The guidance establishes a selling price hierarchy of (1) vendor-specific objective evidence, (2) third-party evidence and (3) estimated selling price. This guidance is effective for annual periods beginning on or after June 15, 2010 but may be early adopted as of the beginning of an annual period. We adopted this guidance on January 1, 2010 and have concluded that this guidance did not have a material impact on our consolidated financial position and results of operations as of and for the three months ended March 31, 2010.

In October 2009, the FASB issued an update to its accounting guidance regarding software revenue recognition. The guidance changes the accounting model for revenue arrangements that include both tangible products and software elements. Under this guidance, tangible products containing software components and non-software components that function together to deliver the tangible product’s essential functionality are excluded from the software revenue guidance in FASB ASC Topic 985, “Software.” In addition, hardware components of a tangible product containing software components are always excluded from the software revenue guidance. This guidance is effective prospectively for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010 but may be early adopted. We adopted this guidance on January 1, 2010 and have concluded that this guidance did not have a material impact on our consolidated financial position and results of operations as of and for the three months ended March 31, 2010.

In January 2010, the FASB issued an update to its accounting guidance regarding fair value measurement and disclosure. The guidance affects the disclosures made about recurring and non-recurring fair value measurements. This guidance is effective for annual reporting periods beginning after December 15, 2009, except for the disclosures about purchases, sales, issuances and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010.  Early adoption is permitted. We are currently evaluating the impact that this guidance will have on our consolidated financial position and results of operations.

Other recent accounting pronouncements issued by the FASB (including the Emerging Issues Task Force) and the American Institute of Certified Public Accountants did not or are not believed by management to have a material impact on our present or future consolidated financial statements.

ITEM 4T. – CONTROLS AND PROCEDURES

(a) As of March 31, 2010, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934).  As a result of this evaluation, we concluded that, although we continue to make progess in executing our plan to remediate significant deficiencies, our disclosure controls and procedures were not effective as of March 31, 2010 and that our internal controls over financial reporting were not effective as of March 31, 2010.  For more information regarding the material weaknesses identified and our remediation plans, we encourage you to read Item 9A Controls and Procedures included in the Annual Report on Form 10-K that we filed with the SEC on April 15, 2010.

(b) Changes in internal control over financial reporting: There were no changes in the Company's internal control over financial reporting that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

During the three months ended March 31, 2010, we granted to our employees options to purchase 1,075,000 shares of our common stock under the 2002 Plan at a weighted average exercise price of $0.01 per share.  All options were issued at or above fair value on the dates of grant and vest on various dates from the dates of grant through February 2010.

All offers and sales of our securities described above were made pursuant to Section 4(2) of the Securities Act of 1933 and Regulation D promulgated thereunder.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES.

None.

ITEM 4 – SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS.

We submitted no matters to a vote of our securities holders during the first quarter of 2010.  However, as discussed in more detail elsewhere in our Annual Report on Form 10-K for the fiscal year ended December 31, 2009 filed with the Commission on April 15, 2010, we do intend to solicit our shareholders, through an action by written consent, to approve a reverse split of our common stock, which will have the effect of terminating our status as a reporting company under the 1934 Act, which will have the effect of our shares trading in the pink sheets, as opposed to the OTC bulletin board.

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

4.50	Third Amendment to Convertible Promissory Note by and between the Registrant and C. Alan Williams and Joan P. Williams dated as of October 22, 2009.**

4.51	Promissory Note by and between the Registrant and C. Alan Williams dated May 20, 2010.*

4.52	Loan and Security Agreement by and between the Registrant and Silicon Valley Bank dated May 24, 2010.*

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

14.1	Code of Ethics. Previously filed as Exhibit 14.1 to the Company's Annual Report on Form 10-KSB filed on March 29, 2004 and incorporated herein by reference. **

21.1	Subsidiaries of the Registrant.*

31.1	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 24, 2010 by K. Mason Conner, Chief Executive Officer.*
31.2	Certification Under Section 302 of The Sarbanes-Oxley Act of 2002 signed and dated May 24, 2010 by Michael A. Richard, Chief Financial Officer.*
32.1	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 24, 2010 by K. Mason Conner, Chief Executive Officer.***
32.2	Certification Pursuant To 18 U.S.C. §1350, As Adopted Pursuant To Section 906 of the Sarbanes-Oxley Act of 2002 signed and dated May 24, 2010 by Michael A. Richard, Chief Financial Officer.***

*	Filed herewith
**	Previously filed
***	Furnished herewith

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has caused this report to be signed on its behalf by the undersigned, thereto duly authorized, in the capacities and on the dates indicated:

VillageEDOCS (Registrant)

Dated: May 24, 2010	By	/s/ K. Mason Conner
K. Mason Conner
Chief Executive Officer, President, and Director

Dated: May 24, 2010	By:	/s/ Michael A. Richard
Michael A. Richard
Chief Financial Officer
(Principal Accounting Officer)